Form 10QSB
period 2001-09-30
DIGICORP
filed 2001-11-08
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                               EXCHANGE ACT OF 1934



                         Commission file number 0-33067

                                    DIGICORP
             Incorporated pursuant to the Laws of the State of Utah



        Internal Revenue Service - Employer Identification No. 87-0398271

                     1206 West South Jordan Parkway, Unit B
                            South Jordan, Utah 84095



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No __ _

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on September 30, 2001, was 9,042,857.

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial  Statements  for First  Fiscal  Quarter  2001  Period  Ending
                               September 30, 2001.

                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                          Sept. 30, 2001
                                                               -----------------

Current Assets
     Cash                                                          $    2,542
                                                                    ---------
         Total current assests                                          2,542
                                                                    ---------


Liabilities and Shareholders' Equity
Current liabilities                                                $      -0-
                                                                    ---------
Commitments and contingencies                                             -0-
                                                                    ---------

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,042,857,
      shares issued and outstanding                                     9,043
     Additional paid-in capital                                       517,038
     Accumulated deficit                                            (523,539)
                                                                    ---------
         Total shareholders' equity                                     2,542
                                                                    ---------
         Total liabilities and stockholder's equity                $    2,542
                                                                    ---------



The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended September 30,
                                                                                                           Cumulative
                                                                            2001               2000         Amounts
                                                                        --------           --------         --------

Revenues                                                               $     -0-          $     -0-        $     -0-
                                                                        --------           --------         --------

Expenses
     General and administrative                                            2,348                -0-           11,912
                                                                        --------           --------         --------
         Loss from operations                                            (2,348)                -0-         (11,912)
                                                                        --------           --------         --------

         Net loss before income taxes                                    (2,348)                -0-         (11,912)

Provision for income taxes                                                   -0-                -0-              -0-
                                                                        --------           --------         --------

Net (loss)                                                             $ (2,348)                -0-         (11,912)
                                                                        --------           --------         --------
Loss per common share - basic and diluted                              $ (.0003)          $   .0000

Weighted average common shares -
     basic and diluted                                                 9,042,857          8,042,857
                                                                        --------           --------


The accompanying notes are an integral part of these financial statements.



                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Three Months Ended September 30,
                                                                                                           Cumulative
                                                                            2001               2000         Amounts
                                                                        --------           --------         --------
Cash flows from operating activities
     Net (loss)                                                        $ (2,348)          $     -0-         (11,912)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                           -0-                -0-            5,000
                                                                        --------           --------         --------
Net cash used in operating activities                                    (2,348)                -0-          (6,912)
                                                                        --------           --------         --------

Cash flows from investing activities:                                        -0-                -0-              -0-
-------------------------------------                                   --------           --------         --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  -0-                -0-            9,000
                                                                        --------           --------         --------
     Net cash provided by financing activities                               -0-                -0-            9,000
                                                                        --------           --------         --------


Net increase (decrease) in cash                                          (2,348)                -0-            2,088
Cash, beginning of period                                                 4,890                 -0-              454
                                                                        --------           --------         --------

Cash, end of period                                                        2,542                -0-            2,542
                                                                        --------           --------         --------




The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month periods ended September 30, 2001 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share for the three months ended September 30, 2001 and 2000 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2001 and 2000, the weighted average number of shares outstanding totaled 9,042,857 and 8,042,857 respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $2,348 during the three months ended September 30, 2001. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Period Ending September 30, 2001)
                            Unaudited Financial Data

The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the
Company's 10SB. Except for the historical information contained herein, the matters discussed in this 10 QSB contain forward looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressed qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may include, but are not limited to: the risk of a significant natural disaster, the inability of the Company to obtain a suitable company for a business combination, a business combination with a company that proves later on not to have the ability to effectively compete in the marketplace, as well as general market conditions, competition and pricing, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company.

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  There are no exhibits with this report.

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DigiCorp




Dated:   November 7, 2001                   /s/ Gregg B. Colton
                                            ----------------------
                                                     President