Form 10QSB
period 2001-12-31
DIGICORP
filed 2002-02-13
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



                         Commission file number 0-33067

                                    DIGICORP
             Incorporated pursuant to the Laws of the State of Utah



        Internal Revenue Service - Employer Identification No. 87-0398271

                     1206 West South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-5512



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No __ _


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2001, was 9,042,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Second Fiscal Quarter 2002 Period Ending Decmber 31, 2001.




                                    DIGICORP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  Dec. 31, 2001
                                   (Unaudited)


Assets

Current Assets
     Cash                                                                          $    2,542

         Total current assests                                                          2,542
                                                                                    ---------


Liabilities and Shareholders' Equity
Current liabilities                                                                $        0
                                                                                    ---------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,042,857,
      shares issued and outstanding                                                     9,043
     Additional paid-in capital                                                       517,038
     Accumulated deficit                                                             (523,539)
                                                                                    ---------
         Total shareholders' equity                                                     2,542
                                                                                    ---------
         Total liabilities and stockholder's equity                                $    2,542
                                                                           ------------------



The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months            Cumulative
                                                                 Ended December 31,         Amounts
                                                            2001            2000
                                                           ----------      ----------       ----------

Revenues                                                   $      -0-      $      -0-              -0-
                                                           ----------      ----------       ----------

Expenses
     General and administrative                                   -0-             -0-           11,912
                                                           ----------      ----------       ----------
         Loss from operations                                     -0-             -0-          (11,912)
                                                           ----------      ----------       ----------

         Net loss before income taxes                             -0-             -0-          (11,912)

Provision for income taxes                                        -0-             -0-              -0-
                                                           ----------      ----------       ----------

Net (loss)                                                 $      -0-             -0-          (11,912)
                                                           ----------      ----------       ----------

Loss per common share - basic and diluted                  $      .00      $      .00

Weighted average common shares -
     basic and diluted                                      9,043,000       8,043,000
                                                           ----------      ----------

The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                     Six Months
                                                                Ended December 31,
                                                            2001            2000
                                                           ----------      ----------

Revenues                                                   $      -0-      $      -0-
                                                           ----------      ----------

Expenses
     General and administrative                                 2,348             -0-
                                                           ----------      ----------
         Loss from operations                                  (2,348)            -0-
                                                           ----------      ----------
         Net loss before income taxes                          (2,348)            -0-
Provision for income taxes                                        -0-             -0-
                                                           ----------      ----------

Net (loss)                                                 $   (2,348)            -0-
                                                           ----------      ----------

Loss per common share - basic and diluted                  $     (.00)     $      .00

Weighted average common shares -
     basic and diluted                                      9,043,000       8,043,000
                                                           ----------      ----------


The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the Six Months
                                                              Ended December 31,
                                                            2001            2000
                                                           ----------      ----------
Cash flows from operating activities
     Net (loss)                                            $   (2,348)     $      -0-
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                -0-             -0-
                                                           ----------      ----------
Net cash used in operating activities                             -0-             -0-
                                                           ----------      ----------

Cash flows from investing activities:                             -0-             -0-
-------------------------------------                      ----------      ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       -0-             -0-
                                                           ----------      ----------
     Net cash provided by financing activities                    -0-             -0-
                                                           ----------      ----------


Net increase (decrease) in cash                                (2,348)            -0-
Cash, beginning of period                                       4,890             -0-
                                                           ----------      ----------

Cash, end of period                                             2,542             -0-
                                                           ----------      ----------


The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended December 31, 2001. The Company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                        (Period Ending December 31, 2001)
                            Unaudited Financial Data

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

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2002, but there can be no assurance that this expectation will be fully realized.

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DigiCorp




Dated:   February 13, 2002                  /s/ Gregg B. Colton
                                            -----------------------
                                                     President