Form 10KSB
period 2002-06-30
DIGICORP
filed 2002-09-12
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

                         Commission File Number 0-33067

                                    DIGICORP
           (Name of small business issuer as specified in its charter)

                 Utah                              87-0398271
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification Number)

                     1206 West South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-4551
                    (Address of principal executive offices)

                                 (801) 566-3000
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                           (Par Value $.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

There presently is no trading market for the common stock of the Issuer. The issuer's revenues for its most recent fiscal year were $0 since the Company is deemed a development stage company.

As of August 31, 2002, the issuer had 9,042,857 shares of its $0.001 par value common stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format Yes ____ No X

                                     PART I

ITEM 1.  BUSINESS.

DigiCorp (the "Company"), was incorporated on July 19, 1983 under the laws of the State of Utah for the purpose of developing and marketing computer software programs. From 1983 to 1995, the Company's sales and investments had been attributable to the sale of computer software and investments related to oil, gas and mining.

On June 30, 1995, the Company became a development stage enterprise as defined in SFAS No. 7 (See Notes to Company's financials) when it sold its investments and changed its business plan. Since June 30, 1995, the Company has been in the developmental stage and has had no operations other than issuing shares for financing the preparation of financial statements and for preparing filings for the Securities and Exchange Commission.

The Company's business plan is to attempt to locate and negotiate with another company for the purpose of a business combination of the two companies. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the company combining with DigiCorp will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with another company in a business combination.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company qualified to trade on a secondary market in the United States.

Bankruptcy, receivership or similar proceedings

Neither the Company nor any of its predecessors has been subject to any bankruptcy, receivership or similar proceeding.

Benefits Achieved by Combining With Another Company

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. Some of these benefits are the ability to use registered securities to make acquisitions of assets or businesses, increased visibility in the financial community, the facilitation of borrowing from financial institutions, improved trading efficiency of a company's stock, shareholder liquidity, greater ease in raising additional capital, market valuation of stock options for compensating key employees and enhancement of the corporate image.

Business Entities That May Be Interested in a Business Combination with DigiCorp

A business entity, if any, which may be interested in a business combination with DigiCorp may include the following:

1. A company that desires to go public for the purpose of having its securities used for the acquisition of assets or other businesses;

2. A company that is unable to find an underwriter for its securities or is unable to find an underwriter to sell its securities on terms acceptable to the company;

3. A company that desires to become public with less dilution of its common stock than would occur upon an underwriting;

4. A company, that believes it can obtain investment capital on more favorable terms after it has become public;

5. A foreign company that may desire to enter the equity markets of the United States;

6. A special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

7. A company that desires to become public in less time than would be required for a registration statement.

8. A company that may desire any other benefits associated with being a company with publicly trading securities.

A business combination will normally involve the transfer to the company that is being combined with the majority of the issued and outstanding common stock of DigiCorp, and the substitution by the combining company of its own management and board of directors.

No assurances can be given that the Company will be able to enter into a business combination, or as to the terms of a business combination, or as to the nature of the company that will be combining with DigiCorp.

The Company elected to file its Form 10-SB registration statement last year on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934.

 RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

Minimal Operating History and Very Few Assets. The Company has not been operating for several years and has no significant assets. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. As a result the Company will be operating at a loss until at least a business combination with another company can be completed. There is no assurance that the Company can identify another company for a business combination nor that the business combination can be completed.

Speculative Nature of the Company's Business. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the target company to be combined with. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

Competition for Business Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Impracticability of a Thorough Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. The Company will however, require audited financial statements from a company it intends to combine with.

No Agreement for Business Combination or Other Transaction. The Company has no arrangement, agreement or understanding with respect to engaging in a merger, joint venture or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company.

No Standards for Business Combination. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved. Accordingly, the Company may enter into a business combination with another business having no significant operating history. In addition, the target company may have had no history of earnings, have limited assets a negative net worth or other characteristics that are associated with development stage companies.

Continued Management Control, Limited Time Availability. While seeking a business combination, none of the management will be devoting their full time to such an enterprise. None of the officers have entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company does not have key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of the management team would adversely affect the opportunity of a business combination for the Company. See "Directors, and Executive Officers".

Conflicts of Interest - General. Officers and directors of the Company may participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the event the officers or directors are involved in the management of any firm with which the Company transacts business. Management does not plan to seek a merger with, or acquisition of, any entity in which management serves as officers, directors or partners, or in which they or their family members own or hold any direct or indirect ownership interest.

Affiliation With Other Development Stage Companies. Officers and Directors of the Company may be affiliated with other development stage companies such as DigiCorp. In the event that management identifies a candidate for a business combination, and the candidate expresses no preference for a particular company, management may make a business combination with another development stage company that it is associated with. As a result, there can be no assurance that there will be sufficient business opportunities to consummate a business combination for DigiCorp.

Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Securities Exchange Act of 1934 are applicable.

Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with another company. Consequently, the Company's activities may be limited to those business opportunities engaged in by the target company. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the operations.

International Business Risk. If the Company enters into a business combination with a foreign company, the Company will be subject to risks inherent in business operations outside of the United States. Such risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Probable Change in Control and Management. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or all the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Dilution of Present Shareholders After Business Combination. The Company's plan for a business combination would be with another private company that would most likely result in the private company's shareholders owning a majority interest of the outstanding shares of the combined company. As a result the percentage ownership of the present shareholders in DigiCorp would be substantially diluted if the Company is successful in completing a business combination.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination undertaken by the Company. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

PRINCIPAL PRODUCTS AND SERVICES

The primary activities by the Company are to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company for ownership in the target company resulting in a business combination.

Distribution Methods of the Products or Services.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker-dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger. The Company presently does not have any company as a target for a business combination nor does the Company presently have any products or services.

COMPETITIVE BUSINESS CONDITIONS

Competitors include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity under the circumstances; however, the Company, will be at a competitive disadvantage in competing with companies that have recently completed an initial public offering, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.

Since the Company does not have any products or services it does not presently require any raw materials and therefore, has no dependence on any one supplier or customers to purchase products.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

The Company does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. In addition, the Company is not presently involved in any research or development.

Need for any Governmental Approval of Principal Products or Services.

The Company currently produces no products or services, therefore, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Cost and Effects of Compliance with Environmental Laws.

Presently environmental laws are not applicable to the Company, however, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.

The Company presently has no full-time employees, however, management will devote whatever time they deem necessary to evaluate different business opportunities for a business combination. Management of the Company also expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating companies for a business combination. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business combination.

ITEM 2.  DESCRIPTION OF PROPERTY.

The executive and business office of the Company consists of office space located at 1206 W. South Jordan Parkway, Unit B, South Jordan, Utah 84095. The office space is owned by Gregg B. Colton, Don J. Colton and John O. Anderson and is leased to Pioneer Oil and Gas. Currently, the Company is not charged for using the office space. The Company believes this office space is adequate to serve its needs until such time as a business combination occurs. The Company also expects to be able to utilize this office space until such time as a business combination is consummated. The Company has no other property that it uses or owns.

ITEM 3.           LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, nor is the Company aware of any disputes that may result in legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

There is presently no current market for the Company's securities and the Company does not intend to undertake any efforts at the present time to cause a market to develop. However, the Company could pursue such efforts in the future if having a market would assist in its business plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company is presently a development stage company conducting virtually no business operation, other than its efforts to effect a business combination with a target business which the Company considers to have significant growth potential. Currently, the Company does not engage in any operation or receive any cash flow. The Company will carry out its plan of business as discussed above. See "Description of Business". The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the target business combining with the Company.

During its fiscal year ending June 30, 2002, the Company expended $2,808 primarily in accounting fees for preparing financial statements and review of its quarterly and annual filings with the SEC. The Company believes that it presently has sufficient cash to cover the professional fees other expenses that the Company expects to incur within the next 12 months. However, in the event that a business combination does not occur during the next 12 months the Company may need to raise additional capital to meet its needs to continue to pursue a business combination or that it may cease operations. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any future loans from officers or directors of the Company on behalf of the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a business combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Since the Company's cash reserves are minimal, officers and director's of the Company are compensated by the Company by issuances of stock in lieu of cash. See "Executive Compensation". Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director in the near future. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. See "Certain Relationships and Transactions".

Results of Operations.

The Company has had no material operations for the last two fiscal years. Losses were (2,808) and ($5,110) respectively, for the fiscal years ended June 30, 2002, and 2001. Losses in the current 2002 fiscal year were attributable primarily for payments made to the auditors for preparing financial statements and reviewing filings with the SEC. 2001 losses resulted from the issuances of shares of common stock to officers of the Company for services rendered in providing the legal and other work necessary to file this registration statement. These services included the preparation of this Form 10-SB and arranging for the preparation and auditing of the financial statements.

Liquidity.

The Company had no liquidity during the fiscal year ended June 30, 2002. The liquidity of the Company for the year ended June 30, 2001, was from the contribution of capital made by Vernal Western Drilling. See "Certain Relationships and Related Transactions". The Company does not contemplate raising capital over the next twelve months by issuance of any debt or additional equity securities. The Company has no loan agreements with any officer or director.

ITEM 7. FINANCIAL STATEMENTS










                                    DIGICORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 2002 and 2001



                                    DIGICORP
                          (A Development Stage Company)

                                      INDEX



                                                                                    Page

Independent Auditors' Report                                                         F-2

Balance Sheets                                                                       F-4

Statements of Operations                                                             F-5

Statements of Stockholders' Equity                                                   F-6

Statements of Cash Flows                                                             F-7

Notes to Financial Statements                                                        F-8


INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
DigiCorp


We have audited the accompanying balance sheets of DigiCorp (a development stage company), as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts since July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiCorp (a development stage company), as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since July 1, 1995, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS LLP
Logan, Utah
August 8, 2002
                                   F-3


                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                        June 30,
                                                           --------------------------------


                     ASSETS                                     2002              2001
                                                            --------------    --------------

Current assets:
   Cash                                                   $      2,082             4,890
                                                            --------------    --------------

     Total current assets                                 $      2,082             4,890
                                                            ==============    ==============
                                                            ==============    ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                       $           -                 -
                                                            --------------    --------------


Commitments and contingencies                                         -                 -

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares
      authorized, 9,042,857 shares issued and outstanding         9,043             9,043
     Additional paid-in capital                                 517,038           517,038
     Accumulated deficit                                       (523,999)         (521,191)
                                                            --------------    --------------


          Total stockholders' equity                              2,082             4,890
                                                            --------------    --------------

          Total liabilities and stockholders' equity      $       2,082             4,890
                                                            ==============    ==============
                                                            ==============    ==============









             See accompanying notes to the financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                                   Years Ended June 30,            Cumulative
                                             --------------------------------   ----------------
                                                  2002             2001             Amounts
                                             ---------------  ---------------   ----------------

 Revenue                                    $             -                -                  -

 General and administrative expenses                  2,808            5,110             12,372
                                             ---------------  ---------------   ----------------


 Net loss before income taxes                        (2,808)          (5,110)           (12,372)

 Provision for income taxes                               -                -                  -
                                             ---------------  ---------------   ----------------
                                             ---------------  ---------------   ----------------

 Net loss                                   $        (2,808)          (5,110)           (12,372)
                                             ===============  ===============   ================






Loss per common share - basic and diluted   $             -                -
                                             ===============  ===============




 Weighted average common shares -
 basic and diluted                                9,043,000        8,121,000
                                             ===============  ===============










                     See accompanying notes to the financial
                                  statements.



                                    DIGICORP
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                          July 1, 1995 to June 30, 2002




                                                                             Additional
                                                     Common Stock             Paid-in       Accumulated
                                               --------------------------
                                                  Shares        Amount        Capital          Deficit         Total
                                               -------------   ----------    -----------    --------------  ------------

Balance at July 1, 1995                           7,842,857  $     7,843   $    504,238      $   (511,627)   $      454

Issuance of common stock for cash                   200,000          200          3,800                 -         4,000

Net loss                                                  -            -              -            (3,774)       (3,774)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 1996                          8,042,857        8,043        508,038          (515,401)          680

Net loss                                                  -            -              -              (169)         (169)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 1997                          8,042,857        8,043        508,038          (515,570)          511

Net loss                                                  -            -              -               (45)          (45)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 1998                          8,042,857        8,043        508,038          (515,615)          466

Net loss                                                  -            -              -              (202)         (202)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 1999                          8,042,857        8,043        508,038          (515,817)          264

Net loss                                                  -            -              -              (264)         (264)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 2000                          8,042,857        8,043        508,038          (516,081)            -

Issuance of common stock for:
cash                                                500,000          500          4,500                 -         5,000
services                                            500,000          500          4,500                 -         5,000

Net loss                                                  -            -              -            (5,110)       (5,110)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 2001                          9,042,857        9,043        517,038          (521,191)        4,890

Net loss                                                  -            -              -            (2,808)       (2,808)
                                               -------------   ----------    -----------    --------------  ------------

Balance at June 30, 2002                          9,042,857  $     9,043   $    517,038      $     23,999)   $    2,082
                                               =============   ==========    ===========    ==============  ============


                     See accompanying notes to the financial
                                  statements.



                                                     DIGICORP
                                          (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS






                                                                       Years Ended June 30,          Cumulative
                                                                   -----------------------------

                                                                       2002            2001           Amounts
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------
Cash flows from operating activities:
Net loss                                                         $       (2,808)         (5,110)           (12,372)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Stock issued for services                                                     -           5,000              5,000
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net cash used in operating activities                                    (2,808)           (110)            (7,372)
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------


Cash flows from investing activities:                                         -               -                  -
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------


Cash flows from financing activities:
Proceeds from issuance of common stock                                        -           5,000              9,000
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net cash provided by financing activities                                     -           5,000              9,000
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net increase (decrease) in cash                                          (2,808)          4,890              1,628

Cash, beginning of period                                                 4,890               -                454
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Cash, end of period                                             $         2,082           4,890              2,082
                                                                   =============   =============  =================


                     See accompanying notes to the financial
                                   statements.

 DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in SFAS No. 7 when it sold its assets and changed its business plan. Accordingly the financial statements include cumulative amounts since July 1, 1995. The Company proposes to seek business ventures that will allow for long-term growth.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at June 30, 2002 and 2001.

Concentration of Credit Risk

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Going Concern

As of June 30, 2002, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following for the years ended June 30:


                                           Years Ended
                                              June 30,             Cumulative
                                         2002         2001          Amounts

Income tax benefit at statutory rate   $ 1,000        1,000          49,000
Change in valuation allowance           (1,000)      (1,000)        (49,000)

                                        $    -            -               -



Deferred tax assets are as follows at June 30:

                                                   2002          2001

Net operating loss carryforwards                $ 38,000        47,000
Valuation allowance                              (38,000)      (47,000)

                                                $      -             -
                                                 --------      --------

The Company has net operating loss carryforwards of approximately $111,000, which begin to expire in the year 2004. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized. During the year ended, June 30, 2002 approximately $32,000 of net operating losses expired.

Note 4 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The adoption of these statements is not expected to have a material effect on the company's financial position or results of operations.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The Company has had no changes in and/or disagreements with its accountants.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the company are as follows:

                                                POSITION
    NAME                      AGE               WITH COMPANY

    Gregg B. Colton            49           President, Treasurer & Director
    Don J. Colton              56           Vice President, Secretary & Director
    Glenn W. Stewart           62           Director
    Norman Sammis              64           Director

              Note: Gregg B. Colton and Don J. Colton are brothers.

Gregg B. Colton serves as the Company's President, Treasurer and Director. Mr. Colton is employed with Pioneer Oil and Gas a publicly traded company as its Vice President, Secretary, General Counsel and a member of the Board of Directors. Mr. Colton has been employed with the Pioneer Oil and Gas since it actually commenced business in 1981. Mr. Colton is involved in handling the contracts, sales of oil and gas products and legal problems of the Company along with the day to day decision making for the Company with the Company's President. From 1981 to 1984, Mr. Colton was also a partner in the law firm of Cannon, Hansen & Wilkinson. Mr. Colton is a member of the Utah State Bar and a real estate broker. He is also a member of the Corporate Counsel and Business sections of the Utah State Bar. Mr. Colton earned his BA from the University of Utah in 1976 and a Juris Doctor and a Master of Business Administration from Brigham Young University in 1981.


Don J. Colton serves as the Vice President, Secretary and Director of the Company. Mr. Colton is employed as the President, Treasurer and Chairman of the Board of Directors of Pioneer Oil and Gas. Since the inception of Pioneer Oil and Gas in October 1980 Mr. Colton has been involved in all aspects of the business for Pioneer Oil and Gas including exploration, acquisition and development of producing properties. From 1979 to 1981, Mr. Colton was Chief Financial Officer and a member of the Board of Directors of Drilling Research Laboratory in Salt Lake City, Utah. The Drilling Research Laboratory is a subsidiary of Terra Tech, Inc. and prior to his involvement with the Drilling Research Laboratory, Mr. Colton was Manager of Special Projects for Terra Tech. Mr. Colton received a BS in Physics from Brigham Young University in 1970 and a Master of Business Administration from the University of Utah in 1974.

Glenn W. Stewart. Mr. Stewart received his B.S. In Physics in 1962 from Brigham Young University and his M.B.A. from B.Y.U. in 1966. For the last ten years Mr. Stewart has been President and CEO of Moxtek, Inc. of Orem, Utah.

Norman W. Sammis. Mr. Sammis (63) received his B.S. in Engineering in 1960 from the U.S. Naval Academy. He received his M.S. in Business Management in 1967 from the Naval Postgraduate School in Monterey, California. From 1968 to 1980, Mr. Sammis was employed with the U.S. Marine Corps in various capacities. From 1980 to 1981, Mr. Sammis was Director of Systems Implementation for Weidner Communications, Inc. of Provo, Utah. Since 1981, Mr. Sammis has been employed by the Church of Jesus Christ of Latter-Day-Saints as a Quality Assurance Analyst and later as a Supervisor of a Project Development Team. In his current position, Mr. Sammis is the Manager of Technical Services in the Purchasing
Division of the LDS Church and acts as contract manager for all technology items.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended September 30, 2000, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following persons who were a director or beneficial owner of more than 10% of the Company's outstanding Common Stock during such fiscal year no reports were required to be filed were filed late during the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation was paid to any officer or director of the Company during the fiscal year ending June 30, 2002. No cash compensation was paid to any of the present executive officers during the fiscal year ended June 30, 2001 and June 30, 2000. However, the Company, in a Board meeting held on May 30, 2001, issued Gregg B. Colton and Don J. Colton each a total of 250,000 common shares valued together at $5,000 to prepare and file a Form 10-SB on behalf of the Company and assist with the preparation of the financial statements of the Company. The Company, at the same Board meeting issued Vernal Western Drilling a total of 500,000 common shares for $5,000 contributed to the Company. Vernal Western Drilling is a company owned 100% by Don J. Colton and Gregg B. Colton. There is currently no policy in place that prevents the Company from compensating any officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation.

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based on compensation for services rendered to the Company.

The Company presently has not granted options to any of its directors or officers. However, the Company in the future may grant options to officers and directors as determined by the Board of Directors.

Upon the merger or acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under the "Description of Business" above. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of June 30, 2002. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.

Title of          Name and Address of         Amount and Nature      Percent
 Class            Beneficial Owner            of Beneficial Owner    of Class

Common   Gregg B. Colton                     1,000,984*                11.07%
                  10026 Ridge Gate Circle
                  Sandy, Utah 84092

Common   Don J. Colton                       1,276,394*                14.11%
                  2172 East Gambel Oak Dr.
                  Sandy, Utah 84092

Common   Glenn W. Stewart                      328,200                   3.6%
                  2360 South Scenic Drive
                  Salt Lake City, Utah 84109

Common   Norman Sammis                          68,220                   .75%
                  5858 West 11140 North
                  Highland, Utah 84003

Common   Andrew Buffmire                       532,419                  5.89%
                  4270 South Vallejo
                  Salt Lake City, Utah 84124

Common   Pioneer Oil and Gas                   820,779                  9.08%
                  1206 W. South Jordan Parkway
                  Unit B
                  South Jordan, Utah 84095

All Directors and Officers as a Group
(4 Persons)**                                2,673,798                 29.57%

*Includes 50% of the 500,000 common shares owned by Vernal Western Drilling since Gregg B. Colton owns 50% of Vernal Western Drilling and Don J. Colton owns 50%. Also included in Don J. Colton's total shares are 544,344 shares held in the name of American Drilling Services, Inc. in which Don J. Colton is the sole shareholder.

**Don J. Colton and Gregg B. Colton are the officers and two of the three directors of Pioneer Oil and Gas. If the shares of Pioneer Oil and Gas are included in the total amount for all directors and officers the number of shares is 3,494,577 and the percentage is then 38.64%.

The shares listed above also include those that are held jointly with the director's spouse.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the Board meeting described above under "Executive Compensation" held on May 30, 2001, the Board of Directors of the Company issued 250,000 common shares to Gregg B. Colton and 250,000 common shares to Don J. Colton. The shares were issued for the preparation and filing this Form 10-SB and assisting with the preparation of the Company's financial statements. At the same meeting, Vernal Western Drilling was issued 500,000 common shares of the Company for contributing $5,000 in cash. Vernal Western Drilling is a privately held company owned 50% by Don J. Colton and 50% by Gregg B. Colton.

The Company presently is using office space that is owned two-thirds by Don J. Colton and Gregg B. Colton. Currently, the Company is not charged for rent nor do Don J. Colton or Gregg B. Colton intend to have the Company pay any rent within the next year. However, in the event the office space is leased to the Company it will be leased on terms reasonable for the same kind of office space in the area that it is located.

         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

PART F/S                   FINANCIAL STATEMENTS

The financial statements of the Company as required by Item 310 of Regulation S-B are included in Part II, Item 7 of this report.

PART III.                  INDEX TO EXHIBITS

                The following Exhibits are filed herewith:

Exhibit No.                      Description

3(i)                             Articles of Incorporation (1)
                                            (with amendments)

3(ii)                            Bylaws (1)

               (1)  Incorporated by reference from the Company's 2001 Form 10SB.

REPORTS ON FORM 8-K

                The Company has not filed any reports on Form 8-K during the last fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       /s/ Gregg B. Colton
                                                 By: ______________________
                                                         Gregg B. Colton
                                                         Director/President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Gregg B. Colton
________________________ Director/President
   Gregg B. Colton

/s/ Don J. Colton
________________________ Director/Vice President/Secretary
   Don J. Colton

/s/ Glenn W. Stewart
________________________ Director
   Glenn W.Stewart

/s/ Norman Sammis_
_______________________ Director
   Norman Sammis

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of DigiCorp (the "Company") on Form 10-KSB for the period ended June 30, 2002 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

         (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
September 10, 2002