Form 10QSB
period 2002-09-30
DIGICORP
filed 2002-11-04
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on September 30, 2002, was 9,042,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2002 Period Ending September 30, 2002.

                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                       Sept. 30, 2002
                                                             --------------

Current Assets
     Cash                                                    $          582
                                                             --------------
         Total current assests                                          582
                                                             --------------


Liabilities and Shareholders' Equity
Current liabilities                                          $          -0-
                                                             --------------
Commitments and contingencies

Shareholders' equity:
     Common stock, par value $0.001 per share;
     50,000,000 shares authorized; 9,042,857,
     shares issued and outstanding                                   9,043
     Additional paid-in capital                                     517,038
     Accumulated deficit                                           (525,499)
                                                             --------------
         Total shareholders' equity                                     582
                                                             --------------
         Total liabilities and stockholder's equity          $          582
                                                             --------------






The accompanying notes are an integral part of these financial statements.






                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months
                                                                Ended September 30,                     Cumulative
                                                            2002                2001         Amounts
                                                         -----------         -----------     ----------
Revenues                                                 $       -0-         $       -0-            -0-
                                                         -----------         -----------     ----------             ---

Expenses
     General and administrative                                1,500               2,348         13,872
                                                             -------         -----------     ----------
         Loss from operations                                 (1,500)             (2,348)       (13,872)
                                                             -------         -----------     ----------

         Net loss before income taxes                         (1,500)             (2,348)       (13,872)

Provision for income taxes                                       -0-                 -0-            -0-
                                                             -------         -----------     ----------

Net (loss)                                               $    (1,500)                -0-        (13,872)
                                                             -------         -----------     ----------

Loss per common share - basic and diluted                $    (.0002)        $    (.0003)

Weighted average common shares -
     basic and diluted                                     9,042,857           9,042,857
                                                         -----------         -----------





The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the Three Months
                                                               Ended September 30,           Cumulative
                                                            2002                2001          Amounts
                                                         -----------         -----------     ----------
Cash flows from operating activities
     Net (loss)                                          $    (1,500)        $    (2,348)       (13,872)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                               -0-                 -0-          5,000
                                                         -----------         -----------     ----------
Net cash used in operating activities                         (1,500)             (2,348)        (8,872)
                                                         -----------         -----------     ----------

Cash flows from investing activities:                            -0-                 -0-            -0-
-------------------------------------                    -----------         -----------     ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      -0-                 -0-          9,000
                                                         -----------         -----------     ----------
     Net cash provided by financing activities                   -0-                 -0-          9,000
                                                         -----------         -----------     ----------


Net increase (decrease) in cash                               (1,500)             (2,348)           128
Cash, beginning of period                                      2,082               4,890            454
                                                         -----------         -----------     ----------

Cash, end of period                                              582               2,542            582
                                                         -----------         -----------     ----------




The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month periods ended September 30, 2002 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share for the three months ended September 30, 2002 and 2001 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2002 and 2001, the weighted average number of shares outstanding totaled 9,042,857 and 9,042,857 respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,500 during the three months ended September 30, 2002. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Period Ending September 30, 2002)
                            Unaudited Financial Data

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DigiCorp




Dated:   November 1, 2002                   /s/ Gregg B. Colton
                                            ---------------------
                                            President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  filing  of the  Quarterly  Report  of  DigiCorp  (the
"Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
November 1, 2002