Form 10QSB
period 2002-12-31
DIGICORP
filed 2003-02-13
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           --------------------------

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2002

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2002, was 9,042,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Second Fiscal Quarter 2003 Period Ending December 31, 2002.



                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                                     Dec.  31, 2002
                                                                           --------------
Current Assets
     Cash                                                                     $     211
                                                                                -------
         Total current assests                                                      211
                                                                                -------


Liabilities and Shareholders' Equity
Current liabilities                                                           $     -0-
                                                                                -------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,042,857,
      shares issued and outstanding                                               9,043
     Additional paid-in capital                                                 517,038
     Accumulated deficit                                                       (525,870)
                                                                           -------------------
         Total shareholders' equity                                                 211
                                                                           ------------------
         Total liabilities and stockholder's equity                           $     211
                                                                           ------------------




The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months
                                                                   Ended December 31                Cumulative
                                                                   2002              2001            Amounts
                                                                ---------         ---------          ---------
Revenues                                                       $      -0-               -0-                -0-
                                                                ---------         ---------          ---------

Expenses
     General and administrative                                       371               -0-             14,243
                                                                ---------   -----------------     ---------------
         Loss from operations                                         371               -0-            (14,243)
                                                                ---------         ---------          ---------

         Net loss before income taxes                                (371)              -0-            (14,243)

Provision for income taxes                                            -0-               -0-                -0-
                                                                ---------         ---------          ---------

Net (loss)                                                     $     (371)              -0-            (14,243)
                                                                ---------         ---------          ---------

Earnigns (Loss) per common share - basic and diluted          $      (.00)              .00
Weighted average common shares -
     basic and diluted                                          9,043,000         9,043,000
                                                               ----------         ---------


                                                                     Six Months
                                                                   Ended December 31,
                                                                   2002              2001
                                                                ---------         ---------

Revenues                                                       $      -0-        $      -0-
                                                                ---------         ---------

Expenses
     General and administrative                                     1,871             2,348
                                                                ---------         ---------
         Loss from operations                                      (1,871)           (2,348)
                                                                ---------         ---------
         Net loss before income taxes                              (1,871)           (2,348)
Provision for income taxes                                            -0-               -0-
                                                                ---------         ---------

Net (loss)                                                     $   (1,871)           (2,348)
                                                                ---------         ---------

Earnigs (Loss) per common share - basic and diluted            $     (.00)       $     (.00)

Weighted average common shares -
     basic and diluted                                          9,043,000         9,043,000
                                                                ---------         ---------

The accompanying notes are an integral part of these financial statements.



                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six Months
                                                                    Ended December 31,
                                                                   2002              2001
Cash flows from operating activities
     Net (loss)                                                $   (1,871)       $   (2,348)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                    -0-               -0-
                                                                ---------         ---------
Net cash used in operating activities                                 -0-               -0-
                                                                ----------        ---------

Cash flows from investing activities:                                 -0-               -0-
-------------------------------------                           ---------         ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                           -0-               -0-
                                                                ---------         ---------
     Net cash provided by financing activities                        -0-               -0-
                                                                ---------         ---------


Net increase (decrease) in cash                                    (1,871)           (2,348)
Cash, beginning of period                                           2,082             4,890
                                                                ---------         ---------

Cash, end of period                                                   211             2,542
                                                                ---------          --------



The accompanying notes are an integral part of these financial statements.



                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended December 31, 2002. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                        (Period Ending December 31, 2002)
                            Unaudited Financial Data

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

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2003, but there can be no assurance that this expectation will be fully realized.

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

     (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DigiCorp




Dated:   February 11, 2003                  /s/ Gregg B. Colton
                                            ---------------------
                                                     President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
February 11, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Gregg B. Colton,certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DigiCorp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 11, 2003


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, President