Form 10QSB
period 2003-03-31
DIGICORP
filed 2003-05-14
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No ___


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2003, was 9,042,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Third Fiscal Quarter 2003 Period Ending March 31, 2003.

                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                                     Mar.31, 2003
                                                                           ------------
Current Assets
     Cash                                                                  $          8

         Total current assests                                             $          8
                                                                           --------------


Liabilities and Shareholders' Equity
Current liabilities                                                        $          0
                                                                           ------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,042,857,
      shares issued and outstanding                                               9,043
     Additional paid-in capital                                                 517,038
     Accumulated deficit                                                       (526,073)
                                                                           ------------
         Total shareholders' equity                                                   8
                                                                           ------------
         Total liabilities and stockholder's equity                        $          8
                                                                           ------------


The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                    Three Months
                                                                                  Ended March 31,             Cumulative
                                                                               2003             2002           Amounts
                                                                           ------------     ------------     ------------
Revenues                                                                   $        -0-     $        -0-              -0-
                                                                           ------------     ------------     ------------

Expenses
     General and administrative                                                     203              -0-           14,446
                                                                           ------------     ------------     ------------
         Loss from operations                                                       -0-              -0-          (14,446)
                                                                           ------------     ------------     ------------

         Net loss before income taxes                                               203              -0-          (14,446)

Provision for income taxes                                                          -0-              -0-              -0-
                                                                           ------------     ------------     ------------

Net (loss)                                                                 $       (203)             -0-          (14,446)
                                                                           ------------     ------------     ------------

Loss per common share - basic and diluted                                  $        .00     $        .00

Weighted average common shares -
     basic and diluted                                                        9,043,000        9,043,000
                                                                           ------------     ------------


                                                                                     Nine Months
                                                                                   Ended March 31,
                                                                               2003             2002
                                                                           ------------     ------------

Revenues                                                                   $        -0-     $        -0-
                                                                           ------------     ------------

Expenses
     General and administrative                                                   2,074            2,348
                                                                           ------------     ------------
         Loss from operations                                                    (2,074)          (2,348)
                                                                           ------------     ------------
         Net loss before income taxes                                            (2,074)          (2,348)
Provision for income taxes                                                          -0-              -0-
                                                                           ------------     ------------

Net (loss)                                                                 $     (2,074)          (2,348)
                                                                           ------------     ------------

Loss per common share - basic and diluted                                  $       (.00)    $       (.00)

Weighted average common shares -
     basic and diluted                                                        9,043,000        9,043,000
                                                                           ------------     ------------

The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Nine Months
                                                                                  Ended March 31,
                                                                               2003             2002
Cash flows from operating activities
     Net (loss)                                                            $     (2,074)    $     (2,348)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                                  -0-              -0-
                                                                           ------------     ------------
Net cash used in operating activities                                               -0-              -0-
                                                                           ------------     ------------

Cash flows from investing activities:                                               -0-              -0-
-------------------------------------                                      ------------     ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                         -0-              -0-
                                                                           ------------     ------------
     Net cash provided by financing activities                             -0-                       -0-
                                                                           ------------     ------------


Net increase (decrease) in cash                                                  (2,074)          (2,348)
Cash, beginning of period                                                         2,082            4,890
                                                                           ------------     ------------

Cash, end of period                                                                   8            2,542
                                                                           ------------     ------------


The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended March 31, 2003. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                         (Period Ending March 31, 2003)
                            Unaudited Financial Data

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

         (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DigiCorp



Dated:   May 9, 2003                        /s/ Gregg B. Colton
                                         ----------------------------------
                                                     President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the period ended March 31, 2003 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
May 9, 2003

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

DATE: May 9, 2003


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, President