Form 10KSB
period 2003-06-30
DIGICORP
filed 2003-09-17
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

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

                     1206 West South Jordan Parkway, Unit B
                          South Jordan, Utah 84095-5512
                    (Address of principal executive offices)

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

As of August 28, 2003, the issuer had 9,042,857 shares of its $0.001 par value common stock issued and outstanding.

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

Continued Management Control, Limited Time Availability. While seeking a business combination, none of the management will be devoting their full time to such an enterprise. None of the officers have entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company does not have key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of the management team would adversely affect the opportunity of a business combination for the Company. See 'Directors, and Executive Officers'.

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

During its fiscal year ending June 30, 2003, the Company expended $2,317 primarily in accounting fees for preparing financial statements and review of its quarterly and annual filings with the SEC. The Company has borrowed money from Vernal Western Drilling a Company owned by Don J. Colton and Gregg B. Colton to cover some of the professional fees and other expenses that the Company has incurred within the last 12 months and expects to continue borrowing from Vernal Western Drilling during the next 12 months to cover the same type of expenses. However, in the event that a business combination does not occur during the next 12 months and Vernal Western Drilling is unwilling to continue lending to the Company, the Company may need to raise additional capital to meet its needs to continue to pursue a business combination or that it may cease operations. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any future loans from officers or directors of the Company on behalf of the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a business combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Since the Company's cash reserves are minimal, officers and director's of the Company are compensated by the Company by issuances of stock in lieu of cash. See "Executive Compensation". Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director in the near future. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. See 'Certain Relationships and Transactions'.

Results of Operations.

The Company has had no material operations for the last two fiscal years. Losses were (2,317) and ($2,808) respectively, for the fiscal years ended June 30, 2003, and 2002. Losses in the current 2003 fiscal year and 2002 were attributable primarily for payments made to the auditors for audited financial statements and reviewing filings with the SEC.

Liquidity.

The Company had no liquidity during the fiscal year ended June 30, 2003 and June 30, 2002. The Company does not contemplate raising capital over the next twelve months by issuance of any debt or additional equity securities. The Company has no loan agreements with any officer or director although it has been loaned money from Vernal Western Drilling controlled and owned by officers and directors of the Company.

ITEM 7. FINANCIAL STATEMENTS

                                    DIGICORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                    DIGICORP
                          (A Development Stage Company)

                                      INDEX



                                                              Page

Independent Auditors' Report                                  F-2

Balance Sheets                                                F-4

Statements of Operations                                      F-5

Statements of Stockholders' Equity (Deficit)                  F-6

Statements of Cash Flows                                      F-7

Notes to Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
DigiCorp


We have audited the accompanying balance sheets of DigiCorp (a development stage company), as of June 30, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception of development stage. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiCorp (a development stage company), as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception of development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has a stockholder deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS LLP
Logan, Utah
August 7, 2003


                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                                   June 30,
                                                                                 --------------------------------
                                                                                 --------------------------------
                                   ASSETS                                            2003              2002
                                                                                 --------------    --------------


Current assets -
     Cash                                                                     $              -             2,082
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total assets                                                        $              -             2,082
                                                                                 ==============    ==============
                                                                                 ==============    ==============




                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities - related party payable                                   $            235                 -
                                                                                 --------------    --------------
                                                                                 --------------    --------------

Commitments and contingencies                                                                -                 -

Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000 shares
        authorized, 9,042,857 shares issued and outstanding                              9,043             9,043
     Additional paid-in capital                                                        517,038           517,038
     Accumulated deficit                                                              (526,316)         (523,999)
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total stockholders' equity (deficit)                                            (235)            2,082
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total liabilities and stockholders' equity (deficit)                 $             -             2,082
                                                                                 ==============    ==============
                                                                                 ==============    ==============









                 See accompanying notes to financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                                                              Years Ended June 30,            Cumulative
                                                                         --------------------------------
                                                                         --------------------------------
                                                                              2003             2002             Amounts
                                                                         ---------------  ---------------   ----------------
                                                                         ---------------  ---------------   ----------------
 Revenue                                                              $               -                -                  -

 General and administrative expenses                                              2,317            2,808             14,689
                                                                         ---------------  ---------------   ----------------
                                                                         ---------------  ---------------   ----------------

 Net loss before income taxes                                                    (2,317)          (2,808)           (14,689)

 Provision for income taxes                                                           -                -                  -
                                                                         ---------------  ---------------   ----------------
                                                                         ---------------  ---------------   ----------------

 Net loss                                                             $          (2,317)          (2,808)           (14,689)
                                                                         ===============  ===============   ================
                                                                         ===============  ===============   ================





 Loss per common share - basic and diluted                            $               -                -
                                                                         ===============  ===============
                                                                         ===============  ===============



 Weighted average common shares -
 basic and diluted                                                            9,043,000        9,043,000
                                                                         ===============  ===============
                                                                         ===============  ===============











                 See accompanying notes to financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          July 1, 1995 to June 30, 2003




                                                                       Additional
                                                 Common Stock           Paid-in      Accumulated
                                            ------------------------
                                              Shares        Amount      Capital        Deficit         Total
                                            ------------   ---------   -----------   -------------   -----------

Balance at July 1, 1995                       7,842,857  $    7,843  $    504,238 $      (511,627)$         454

Issuance of common stock for cash               200,000         200         3,800               -         4,000

Net loss                                              -           -             -          (3,774)       (3,774)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 1996                      8,042,857       8,043       508,038        (515,401)          680

Net loss                                              -           -             -            (169)         (169)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 1997                      8,042,857       8,043       508,038        (515,570)          511

Net loss                                              -           -             -             (45)          (45)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 1998                      8,042,857       8,043       508,038        (515,615)          466

Net loss                                              -           -             -            (202)         (202)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 1999                      8,042,857       8,043       508,038        (515,817)          264

Net loss                                              -           -             -            (264)         (264)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 2000                      8,042,857       8,043       508,038        (516,081)            -

Issuance of common stock for:
cash                                            500,000         500         4,500               -         5,000
services                                        500,000         500         4,500               -         5,000

Net loss                                              -           -             -          (5,110)       (5,110)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 2001                      9,042,857       9,043       517,038        (521,191)        4,890

Net loss                                              -           -             -          (2,808)       (2,808)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 2002                      9,042,857       9,043       517,038        (523,999)        2,082

Net loss                                              -           -             -          (2,317)       (2,317)
                                            ------------   ---------   -----------   -------------   -----------

Balance at June 30, 2003                      9,042,857  $    9,043  $    517,038 $      (526,316)$        (235)
                                            ============   =========   ===========   =============   ===========



                 See accompanying notes to financial statements.

                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS






                                                                       Years Ended June 30,          Cumulative
                                                                   -----------------------------
                                                                   -----------------------------
                                                                       2003            2002           Amounts
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------
Cash flows from operating activities:
Net loss                                                         $       (2,317)         (2,808)           (14,689)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Stock issued for services                                                     -               -              5,000
Increase in related party payable                                           235               -                235
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net cash used in operating activities                                    (2,082)         (2,808)            (9,454)
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------


Cash flows from investing activities:                                         -               -                  -
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------


Cash flows from financing activities:
Proceeds from issuance of common stock                                        -               -              9,000
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net cash provided by financing activities                                     -               -              9,000
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Net decrease in cash                                                     (2,082)         (2,808)              (454)

Cash, beginning of period                                                 2,082           4,890                454
                                                                   -------------   -------------  -----------------
                                                                   -------------   -------------  -----------------

Cash, end of period                                             $             -           2,082                  -
                                                                   =============   =============  =================
                                                                   =============   =============  =================









                 See accompanying notes to financial statements.

 DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


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


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.


Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.


Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at June 30, 2003 and 2002.

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


Note 2 - Going Concern

As of June 30, 2003, the Company's revenue generating activities are not in place and the Company has a stockholder deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following for the years ended June 30:

                                             Years Ended
                                              June 30,             Cumulative
                                         2003         2002          Amounts

Income tax benefit at statutory rate  $ 1,000        1,000          39,000
Change in valuation allowance          (1,000)      (1,000)        (39,000)

                                      $   -            -               -



Deferred tax assets are as follows at June 30:

                                        2003          2002

Net operating loss carryforwards     $ 39,000        38,000
Valuation allowance                   (39,000)      (38,000)

                                     $     -             -


The Company has net operating loss carryforwards of approximately $113,000, which begin to expire in the year 2004. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 - Related Party Payable

At June 30, 2003, the Company has a related party payable of $235 due to an entity partially owned by the majority shareholder and officer of the Company. The payable is unsecured, non-interest bearing and due on demand.

Note 5 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

                The Company has had no changes in and/or disagreements with its accountants.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the company are as follows:

                                          POSITION
         NAME                  AGE        WITH COMPANY

         Gregg B. Colton       50         President, Treasurer & Director
         Don J. Colton         57         Vice President, Secretary & Director
         Glenn W. Stewart      63         Director
         Norman Sammis         65         Director

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

Norman W. Sammis. Mr. Sammis received his B.S. in Engineering in 1960 from the U.S. Naval Academy. He received his M.S. in Business Management in 1967 from the Naval Postgraduate School in Monterey, California. From 1968 to 1980, Mr. Sammis was employed with the U.S. Marine Corps in various capacities. From 1980 to 1981, Mr. Sammis was Director of Systems Implementation for Weidner Communications, Inc. of Provo, Utah. Since 1981, Mr. Sammis has been employed by the Church of Jesus Christ of Latter-Day-Saints as a Quality Assurance Analyst and later as a Supervisor of a Project Development Team. In his current position, Mr. Sammis is the Manager of Technical Services in the Purchasing
Division of the LDS Church and acts as contract manager for all technology items.

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

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation was paid to any officer or director of the Company during the fiscal year ending June 30, 2003. No cash compensation was paid to any of the present executive officers during the fiscal year ended June 30, 2003 and June 30, 2002. However, the Company, in a Board meeting held on May 30, 2001, issued Gregg B. Colton and Don J. Colton each a total of 250,000 common shares valued together at $5,000 to prepare and file a Form 10-SB on behalf of the Company and assist with the preparation of the financial statements of the Company. The Company, at the same Board meeting issued Vernal Western Drilling a total of 500,000 common shares for $5,000 contributed to the Company. Vernal Western Drilling is a company owned 100% by Don J. Colton and Gregg B. Colton. There is currently no policy in place that prevents the Company from compensating any officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation.

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

Title of          Name and Address of          Amount and Nature      Percent
 Class            Beneficial Owner             of Beneficial Owner    of Class

Common   Gregg B. Colton                       1,000,984*             11.07%
                  10026 Ridge Gate Circle
                  Sandy, Utah 84092

Common   Don J. Colton                         1,276,394*             14.11%
                  2172 East Gambel Oak Dr.
                  Sandy, Utah 84092

Common   Glenn W. Stewart                      328,200                 3.6%
                  2210 Blaine Avenue
                  Salt Lake City, Utah 84108

Common   Norman Sammis                         68,220                   .75%
                  5858 West 11140 North
                  Highland, Utah 84003

Common   Andrew Buffmire                       532,419                 5.89%
                  4270 South Vallejo
                  Salt Lake City, Utah 84124

Common   Pioneer Oil and Gas                   820,779                 9.08%
                  1206 W. South Jordan Parkway
                  Unit B
                  South Jordan, Utah 84095

All Directors and Officers as a Group
(4 Persons)**                                2,673,798                29.57%

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

The Company presently is using office space that is owned two-thirds by Don J. Colton and Gregg B. Colton. Currently, the Company is not charged for rent nor does Don J. Colton or Gregg B. Colton intend to have the Company pay any rent within the next year. However, in the event the office space is leased to the Company it will be leased on terms reasonable for the same kind of office space in the area that it is located.

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

                                                   /s/ Gregg B. Colton
                                               By: _______________________
                                                   Gregg B. Colton
                                                   Director/President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of DigiCorp (the "Company") on Form 10-KSB for the period ended June 30, 2003 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2003, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
September 17, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Gregg B. Colton,certify that:

     1. I have reviewed this annual report on Form 10-KSB of DigiCorp.

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

DATE: September 17, 2003


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, President