Form 10QSB
period 2003-09-30
DIGICORP
filed 2003-11-04
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2003

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on September 30, 2003, was 9,742,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for First Fiscal Quarter 2004 Period Ending September 30, 2003.
                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                                         Sept. 30, 2003
                                                                          ------------------

Current Assets
     Cash                                                                  $            2,215
                                                                           ------------------
         Total current assests                                                          2,215
                                                                           ------------------


Liabilities and Shareholders' Equity
Current liabilities                                                        $              -0-
                                                                           ------------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,742,857,
      shares issued and outstanding                                                     9,743
     Additional paid-in capital                                                       523,338
     Stock subscription receivable                                                     (3,000)
     Accumulated deficit                                                             (527,866)
                                                                           -------------------
         Total shareholders' equity                                                     2,215
                                                                           ------------------
         Total liabilities and stockholder's equity                        $            2,215
                                                                           ------------------




The accompanying notes are an integral part of these financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months
                                                                   Ended September 30,              Cumulative
                                                                 2003               2002             Amounts
                                                           ---------------      ---------------      ---------------
Revenues                                                   $           -0-      $           -0-                  -0-
                                                           ----------------     ---------------      ---------------

Expenses
     General and administrative                                      1,550                1,500               16,239
                                                           ---------------      ---------------      ---------------
         Loss from operations                                       (1,550)              (1,500)             (16,239)
                                                           ---------------      ---------------      ---------------

         Net loss before income taxes                               (1,550)              (1,500)             (16,239)

Provision for income taxes                                             -0-                  -0-                  -0-
                                                           ---------------      ---------------      ---------------

Net (loss)                                                 $        (1,550)              (1,500)             (16,239)
                                                           ---------------      ---------------      ---------------

Loss per common share - basic and diluted                  $          (.00)     $          (.00)

Weighted average common shares -
     basic and diluted                                           9,085,000            9,043,000
                                                           ---------------      ---------------      ---------------




The accompanying notes are an integral part of these financial statements.



                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Three Months
                                                                       Ended September 30,             Cumulative
                                                                 2003                 2002              Amounts
                                                           ---------------      ---------------      ---------------
Cash flows from operating activities
     Net (loss)                                            $        (1,550)     $        (1,500)             (16,239)

     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                     -0-                  -0-                5,000
         Decrease in related party payable                            (235)                                      -0-

Net cash used in operating activities                               (1,785)              (1,500)             (11,239)
                                                           ---------------      ---------------      ---------------

Cash flows from investing activities:                                  -0-                  -0-                  -0-
-------------------------------------                      ---------------      ---------------      ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                          4,000                  -0-               13,000
                                                           ---------------      ---------------      ---------------
     Net cash provided by financing activities                       4,000                  -0-               13,000
                                                           ---------------      ---------------      ---------------


Net increase (decrease) in cash                                      2,215               (1,500)               1,761
Cash, beginning of period                                              -0-                2,082                  454
                                                           ---------------      ---------------      ---------------

Cash, end of period                                                  2,215                  582                2,215
                                                           ---------------      ---------------      ---------------




The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                               September 30, 2003


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three-month periods ended September 30, 2003 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share for the three months ended September 30, 2003 and 2002 have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2003 and 2002, the weighted average number of shares outstanding totaled 9,085,248 and 9,042,857 respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,550 during the three months ended September 30, 2003. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                       (Period Ending September 30, 2003)
                            Unaudited Financial Data

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

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

During the end of September 2003, the Board of Directors authorized the issuance of 700,000 restricted common shares of the Company's stock at a penny a share (totaling $7,000) to pay for expenses incurred by the Company for the auditing of its financial statements and to pay for costs associated with maintaining the Company compliant with the State of Utah along with providing the Company with operating capital for the coming year. Of the 700,000 shares issued 400,000 were issued to Vernal Western Drilling, a company that is owned by Don J. Colton and Gregg B. Colton, officers and directors of the Company, 150,000 shares was issued to Bonnie Myers and the other 150,000 shares was issued to Whisper Investment Company. The shares were issued to the parties above on October 8, 2003 for cash.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

During the quarter ending September 30, 2003, the Company's common stock began trading again under the symbol dgco.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit  Page
    No.      No.              DESCRIPTION

    31       9     Certification of the Chief Executive Officer and
                   Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32      10     Certification of the Chief Executive Officer and
                   Chief Financial Officer pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.



(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     DigiCorp




Dated:   October 31, 2003                   /s/ Gregg B. Colton
                                            ----------------------
                                                     President

Exhibit 31


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Gregg B. Colton,certify that:

1. I have reviewed this annual report on Form 10-QSB of DigiCorp.

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

DATE: October 31, 2003


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, President

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  filing  of the  Quarterly  Report  of  DigiCorp  (the
"Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

          (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer