Form 10QSB
period 2003-12-31
DIGICORP
filed 2004-02-17
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X_            No___


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2003, was 9,742,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Second Fiscal Quarter 2004 Period Ending Decmber 31, 2003.



                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

Assets                                                                       Dec.  31, 2003
                                                                           ------------------

Current Assets
     Cash                                                                              4,403
                                                                           ------------------
         Total current assests                                                         4,403
                                                                           ------------------


Liabilities and Shareholders' Equity
Current liabilities                                                        $             -0-
                                                                           -----------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,742,857,
      shares issued and outstanding                                                     9,743
     Additional paid-in capital                                                       523,338
     Accumulated deficit                                                             (528,678)
                                                                           -------------------
         Total shareholders' equity                                                     4,403
                                                                           ------------------
         Total liabilities and stockholder's equity                        $            4,403
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

                                                               DIGICORP
                                                     (A Development Stage Company)
                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                      Three Months
                                                                   Ended December 31,                 Cumulative
                                                                2003               2002                Amounts
                                                           ------------        ------------          ------------
Revenues                                                   $        -0-        $        -0-                   -0-
                                                           ------------        ------------          ------------
Expenses
     General and administrative                                     812                 371                17,051
                                                           ------------        ------------          ------------
         Loss from operations                                      (812)               (371)              (17,051)
                                                           ------------        ------------          ------------
         Net loss before income taxes                              (812)               (371)              (17,051)

Provision for income taxes                                          -0-                 -0-                    -0-
                                                           ------------        ------------          ------------

Net (loss)                                                 $       (812)               (371)              (17,051)
                                                           ============        ============          ============

Loss per common share - basic and diluted                  $       (.00)       $       (.00)
Weighted average common shares -
     basic and diluted                                        9,743,000           9,043,000


                                                                      Six Months
                                                                    Ended December 31,
                                                                 2003               2002
Revenues                                                   $        -0-        $        -0-
                                                           ------------        ------------
Expenses
     General and administrative                                   2,362               1,871
                                                           ------------        ------------
         Loss from operations                                    (2,362)             (1,871)
                                                           ------------        ------------
         Net loss before income taxes                            (2,362)             (1,871)

Provision for income taxes                                          -0-                 -0-

Net (loss)                                                 $     (2,362)             (1,871)
                                                           ============        ============

Loss per common share - basic and diluted                  $       (.00)       $       (.00)

Weighted average common shares -
     basic and diluted                                        9,410,000           9,043,000





The accompanying notes are an integral part of these financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six Months
                                                                     Ended December 31,              Cumulative
                                                                2003               2002               Amounts
Cash flows from operating activities
     Net (loss)                                            $     (2,362)       $     (1,871)              (17,051)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                  -0-                 -0-                 5,000
         Decrease in related party payable                         (235)                -0-                   -0-
                                                           ------------        ------------          ------------
Net cash used in operating activities                            (2,597)                -0-               (12,051)
                                                           ------------        ------------          ------------

Cash flows from investing activities:                               -0-                 -0-                   -0-
-------------------------------------                      ------------        ------------          ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                       7,000                 -0-                16,000
                                                           ------------        ------------          ------------
     Net cash provided by financing activities                    7,000                 -0-                16,000
                                                           ------------        ------------          ------------


Net increase (decrease) in cash                                   4,403              (1,871)                3,949
Cash, beginning of period                                           -0-               2,082                   454
                                                           ------------        ------------          ------------

Cash, end of period                                               4,403                 211                 4,403
                                                           ============        ============          ============



The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the six months ended December 31, 2003 and 2002, the weighted average number of shares outstanding totaled 9,410,000 and 9,043,000 respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended December 31, 2003. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                        (Period Ending December 31, 2003)
                            Unaudited Financial Data

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

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company believes it has sufficient capital to continue operations until the end of 2004. After that period if the Company does not enter a business combination, the Company anticipates that its owners, affiliates, and consultants will provide sufficient capital for another year, but there can be no assurance that this expectation will be realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None, other than set forth in the Company's Form 10QSB for the first quarter of 2003 under Part II, Item 2 for the period ending September 30, 2003.

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
                              Chief Financial Officer pursuant to 18 U.S.C.
                              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DigiCorp



Dated:   February 10, 2004                 /s/ Gregg B. Colton
                                         -------------------------------------
                                                 CEO and CFO

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

DATE: February 10, 2004


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, CEO and CFO

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the period ended December 31, 2003 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer and CFO