Form 10QSB
period 2004-03-31
DIGICORP
filed 2004-05-13
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on March 31, 2004, was 9,742,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Third Fiscal Quarter 2004 Period Ending March 31, 2004.



                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                                         Mar.  31, 2004
                                                                                -------------
Current Assets
     Cash                                                                      $        4,203
                                                                                -------------
         Total current assests                                                          4,203
                                                                                -------------


Liabilities and Shareholders' Equity
Current liabilities                                                            $          -0-
                                                                                -------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,742,857,
      shares issued and outstanding                                                     9,743
     Additional paid-in capital                                                       523,338
     Accumulated deficit                                                             (528,878)
                                                                                -------------
         Total shareholders' equity                                                     4,203
                                                                                -------------
         Total liabilities and stockholder's equity                            $        4,203
                                                                                -------------





The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months
                                                                   Ended March 31,              Cumulative
                                                                2004             2003           Amounts
                                                            ------------     ------------      ------------
Revenues                                                    $        -0-     $        -0-      $        -0-
                                                            ------------     ------------      ------------

Expenses
     General and administrative                                      200              203            17,251
                                                            ------------     ------------      ------------
         Loss from operations                                        -0-              -0-           (17,251)
                                                            ------------     ------------      ------------

         Net loss before income taxes                                200              203           (17,251)

Provision for income taxes                                           -0-              -0-               -0-
                                                            ------------     ------------      ------------

Net (loss)                                                  $       (200)            (203)          (17,251)
                                                            ------------     ------------      ------------

Loss per common share - basic and diluted                   $        .00     $        .00

Weighted average common shares -
     basic and diluted                                         9,743,000        9,043,000
                                                            ------------     ------------


                                                                     Nine Months
                                                                   Ended March 31,
                                                                2004              2003
                                                            ------------     ------------

Revenues                                                    $        -0-     $        -0-
                                                            ------------     ------------

Expenses
     General and administrative                                    2,562            2,074
                                                            ------------     ------------
         Loss from operations                                     (2,562)          (2,074)
                                                            ------------     ------------
         Net loss before income taxes                             (2,562)          (2,074)
Provision for income taxes                                           -0-              -0-
                                                            ------------     ------------

Net (loss)                                                  $     (2,562)          (2,074)
                                                            ------------     ------------

Loss per common share - basic and diluted                   $       (.00)   $        (.00)

Weighted average common shares -
     basic and diluted                                         9,521,000        9,043,000
                                                            ------------     ------------


The accompanying notes are an integral part of these financial statements.


                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Nine Months
                                                                   Ended March 31,              Cumulative
                                                                2004             2003            Amounts
Cash flows from operating activities
     Net (loss)                                             $     (2,562)    $     (2,074)          (17,251)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                                   -0-              -0-             5,000
         Decrease in related party payable                          (235)             -0-               -0-
                                                            ------------     ------------      ------------
Net cash used in operating activities                             (2,797)             -0-           (12,251)
                                                            ------------     ------------      ------------

Cash flows from investing activities:                                -0-              -0-               -0-
-------------------------------------                       ------------     ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                        7,000              -0-            16,000
                                                            ------------     ------------      ------------
     Net cash provided by financing activities                     7,000              -0-            16,000
                                                            ------------     ------------      ------------


Net increase (decrease) in cash                                    4,203           (2,074)            3,749
                                                                                               ------------
Cash, beginning of period                                            -0-            2,082               454
                                                            ------------     ------------      ------------

Cash, end of period                                                4,203                8             4,203
                                                            ------------     ------------      ------------







The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2004


NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended March 31, 2004. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                         (Period Ending March 31, 2004)
                            Unaudited Financial Data

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

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2004, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                         ITEM 3. CONTROLS AND PROCEDURE

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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
                          Chief Financial Officer pursuant to 18 U.S.C.
                          Section 1350 as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley
                          Act of 2002.

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DigiCorp




Dated:   May 9, 2004      /s/ Gregg B. Colton
                          ---------------------
                          President

Exhibit 31

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the period ended March 31, 2004 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
May 9, 2004

Exhibit 32

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

DATE: May 9, 2004


  /s/ Gregg B. Colton
 ----------------------
 Gregg B. Colton, President