Form 10KSB
period 2004-06-30
DIGICORP
filed 2004-09-27
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

                         Commission File Number 0-33067

                                    DIGICORP
           (Name of small business issuer as specified in its charter)

                                 Utah 87-0398271
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                     1206 West South Jordan Parkway, Unit B
                            South Jordan, Utah 84095
                    (Address of principal executive offices)

                                 (801) 566-3000
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock (Par Value $.001 Per Share)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                     ---   ----

The aggregate market value on June 30th, 2004, of common shares held by non-affiliates was approximately $894,274 based on the average of the closing bid and asked prices of the registrant's common shares on such date, as quoted by the National Quotation Bureau.

The issuer's revenues for its most recent fiscal year were $0 since the Company is deemed a development stage company.

As of September 21, 2004, the issuer had 9,742,857 shares of its $0.001 par value common stock issued and outstanding.

Transitional Small Business Issuer Disclosure Format Yes    No X
                                                        ---   ---

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

The Company elected to file its Form 10-SB registration statement on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The Company is listed on the over-the-counter market on the NASDAQ OTC Bulletin Board. The range of high and low bid information for the shares of the Company's stock for the last fiscal year, as reported by the OTC Bulletin Board National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions. The Company was not trading for year ending June 30, 2003.

Year Ended June 30, 2004                    High              Low

First Quarter                               $.10             $.01
Second Quarter                               .15              .01
Third Quarter                                .13              .06
Fourth Quarter                               .18              .07

There have been no cash dividends declared by the Company since its inception. Further, there are no restrictions that would limit the Company's ability to pay dividends on its common equity or that would be likely to do so in the future.

The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

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

During its fiscal year ending June 30, 2004, the Company expended $2,774 primarily in accounting fees for preparing financial statements and review of its quarterly and annual filings with the SEC. The Company had borrowed money from Vernal Western Drilling a Company owned by Don J. Colton and Gregg B. Colton to cover some of the professional fees and other expenses that the Company incurred during the last year and the previous fiscal year, these amounts have been repaid by the issuance and sale of stock in the Company during the last fiscal year. The Company does not anticipate borrowing any funds for the next fiscal year but most likely will require additional capital or borrowing after that if a business combination is not consummated within the next 12 months. In the event, that a business combination does not occur during the next 12 months and the Company is not able to borrow any funds, the Company may need to raise additional capital to meet its needs to continue to pursue a business combination or that it may cease operations. No commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any future loans from officers or directors of the Company on behalf of the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company elects to raise additional capital prior to the effectuation of a business combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

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

Results of Operations.

The Company has had no material operations for the last two fiscal years. Losses were (2,774) and ($2,317) respectively, for the fiscal years ended June 30, 2004, and 2003. Losses in the current 2004 fiscal year and 2003 were attributable primarily for payments made to the auditors for audited financial statements and reviewing filings with the SEC.

Liquidity.

The Company had no liquidity during the fiscal year ended June 30, 2003 and for the fiscal year ended June 30, 2004, the Company had $3,919. The Company does not contemplate raising capital over the next twelve months by issuance of any debt or additional equity securities. The Company has no loan agreements with any officer or director or other entity or individual.

ITEM 7.  FINANCIAL STATEMENTS

                                    DIGICORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 2004 and 2003





















                                    DIGICORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-8

INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
DigiCorp


We have audited the accompanying balance sheets of DigiCorp (a development stage company), as of June 30, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception of development stage. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiCorp (a development stage company), as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception of development stage, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred losses since inception of development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS, P.C.
Logan, Utah
September 1, 2004


                                  DIGICORP
                        (A Development Stage Company)
                               BALANCE SHEETS




                                                                                   June 30,
                                                                                 --------------------------------
                                                                                 --------------------------------
                                ASSETS                                            2004              2003

                                                                                 --------------    --------------
                                                                                 --------------    --------------
Current assets -
     cash                                                                     $          3,991                 -
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total assets                                                        $          3,991                 -
                                                                                 ==============    ==============
                                                                                 ==============    ==============




                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities - related party payable                                   $              -               235
                                                                                 --------------    --------------
                                                                                 --------------    --------------

Commitments and contingencies                                                                                  -

Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000 shares
        authorized, 9,742,857 and 9,042,857shares
         issued and outstanding, respectively                                            9,743             9,043
     Additional paid-in capital                                                        523,338           517,038
     Accumulated deficit                                                              (511,627)         (511,627)
     Deficit accumulated during the development stage                                  (17,463)          (14,689)
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total stockholders' equity (deficit)                                           3,991              (235)
                                                                                 --------------    --------------
                                                                                 --------------    --------------

          Total liabilities and stockholders' equity                           $         3,991                 -
                                                                                 ==============    ==============
                                                                                 ==============    ==============
 The accompanying notes are an integral part of these financial statements.

                                           F-4


                                                    DIGICORP
                                         (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS




                                                                   Years Ended June 30,            Cumulative
                                                             ---------------------------------
                                                             ---------------------------------
                                                                  2004             2003             Amounts
                                                             ---------------  ----------------  -----------------
                                                             ---------------  ----------------  -----------------
 Revenue                                                   $              -                 -                  -

 General and administrative expenses                                  2,774             2,317             17,463
                                                             ---------------  ----------------  -----------------
                                                             ---------------  ----------------  -----------------

 Net loss before income taxes                                        (2,774)           (2,317)           (17,463)

 Provision for income taxes                                               -                 -                  -
                                                             ---------------  ----------------  -----------------
                                                             ---------------  ----------------  -----------------

 Net loss                                                  $         (2,774)           (2,317)           (17,463)
                                                             ===============  ================  =================
                                                             ===============  ================  =================





 Loss per common share - basic and diluted                 $              -                 -
                                                             ===============  ================
                                                             ===============  ================

 Weighted average common shares -
 basic and diluted                                                9,576,000         9,043,000
                                                             ===============  ================
                                                             ===============  ================

 The accompanying notes are an integral part of these financial statements.

                                           F-5



                                    DIGICORP
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          July 1, 1995 to June 30, 2004

                                                                                                Deficit
                                                                                                Accumulated
                                                                 Additional                     During the
                                         Common Stock            Paid-in        Accumulated     Development
                                    -----------------------      Capital        Deficit         Stage
                                    Shares         Amount                                                            Total
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at July 1, 1995             7,842,857     $   7,843     $   504,238    $  (511,627)    $         -     $       454

Issuance of common stock for cash     200,000           200           3,800              -               -           4,000

Net loss                                    -             -               -              -          (3,774)         (3,774)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 1996            8,042,857         8,043         508,038       (511,627)         (3,774)            680

Net loss                                    -             -               -              -            (169)           (169)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 1997            8,042,857         8,043         508,038       (511,627)         (3,943)            511

Net loss                                    -             -               -              -             (45)            (45)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 1998            8,042,857         8,043         508,038       (511,627)         (3,988)            466

Net loss                                    -             -               -              -            (202)           (202)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 1999            8,042,857         8,043         508,038       (511,627)         (4,190)            264

Net loss                                    -             -               -              -            (264)           (264)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 2000            8,042,857         8,043         508,038       (511,627)         (4,454)              -

Issuance of common stock for:
cash                                  500,000           500           4,500              -               -           5,000
services                              500,000           500           4,500              -               -           5,000

Net loss                                    -             -               -              -          (5,110)         (5,110)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 2001            9,042,857         9,043         517,038       (511,627)         (9,564)          4,890

Net loss                                    -             -               -              -          (2,808)         (2,808)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 2002            9,042,857         9,043         517,038       (511,627)        (12,372)          2,082

Net loss                                    -             -               -              -          (2,317)         (2,317)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 2003            9,042,857         9,043         517,038       (511,627)        (14,689)           (235)

Issuance of common stock for cash     700,000           700           6,300              -               -           7,000

Net loss                                    -             -               -              -          (2,774)         (2,774)
                                    ---------      --------      ----------     ----------      ----------      ----------

Balance at June 30, 2004            9,742,857     $   9,743     $   523,338    $  (511,627)    $   (17,463)    $     3,991
                                    =========      ========      ==========     ==========      ==========      ==========

 The accompanying notes are an integral part of these financial statements.

                                           F-6



                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS




                                                                          Years Ended June 30,               Cumulative
                                                                   ------------------------------------
                                                                   ------------------------------------
                                                                         2004               2003              Amounts
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------
Cash flows from operating activities:
Net loss                                                         $           (2,774)            (2,317)            (17,463)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Stock issued for services                                                         -                  -               5,000
Increase (decrease) in related party payable                                   (235)               235                   -
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------

Net cash used in operating activities                                        (3,009)            (2,082)            (12,463)
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------


Cash flows from investing activities:                                             -                  -                   -
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------


Cash flows from financing activities:
Proceeds from issuance of common stock                                        7,000                  -              16,000
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------

Net cash provided by financing activities                                     7,000                  -              16,000
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------

Net increase (decrease) in cash                                               3,991             (2,082)              3,537

Cash, beginning of period                                                         -              2,082                 454
                                                                   -----------------  -----------------   -----------------
                                                                   -----------------  -----------------   -----------------

Cash, end of period                                             $             3,991                  -               3,991
                                                                   =================  =================   =================
                                                                   =================  =================   =================


 The accompanying notes are an integral part of these financial statements.

                                           F-7


                                    DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at June 30, 2004 and 2003.

Concentration of Credit Risk

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                    DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2004 and 2003



Note 1 - Organization and Summary of Significant Accounting Policies (continued)


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


Note 2 - Going Concern

As of June 30, 2004, the Company's revenue generating activities are not in place and the Company has incurred losses since inception of development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.


Note 3 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following for the years ended June 30:


                                             Years Ended
                                             June 30,              Cumulative
                                          2004          2003        Amounts
                                         -----         -----        ------

Income tax benefit at statutory rate   $ 1,000         1,000       26,000
Change in valuation allowance           (1,000)       (1,000)     (26,000)
                                         -----         -----       ------

                                      $      -             -            -
                                        ======        ======       ======

                                    DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

Note 3 - Income Taxes (continued)

Deferred tax assets are as follows at June 30:

                                                           2004          2003
                                                           ----          ----

Net operating loss carryforwards                       $ 26,000        39,000
Valuation allowance                                     (26,000)      (39,000)
                                                         ------        ------

                                                       $      -             -
                                                        ========      ========


The Company has net operating loss carryforwards of approximately $76,000, which begin to expire in the year 2004. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

During the year ended June 30, 2004, the Company had approximately $40,000 of net operating loss carryforward which expired.

Note 4 - Related Party Payable

At June 30, 2004 and 2003, the Company has a related party payable of $0 and $235, respectively, due to an entity partially owned by the majority shareholder and officer of the Company. The payable is unsecured, non-interest bearing and due on demand.

Note 5 - Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial statements.

                                    DIGICORP
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

Note 5 - Recent Accounting Pronouncements(continued)

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company's financial statements.


In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.



In December  2002,  the  Financial  Accounting  Standards  Board issued SFAS 148
"Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123," which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company's financial statements and is not expected to have any impact on future operations.
                                           F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The Company has had no changes in and/or disagreements with its accountants.


                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers and significant employees of the company are as follows:

                                                      POSITION
 NAME                               AGE               WITH COMPANY
 ----                               ---               ------------

 Gregg B. Colton            51              President, Treasurer & Director
 Don J. Colton              58              Vice President, Secretary & Director
 Glenn W. Stewart           64              Director
 Norman Sammis              66              Director

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

The following disclosure is based solely upon a review of the Forms 3 and any amendments thereto furnished to the Company during the Company's fiscal year ended June 30, 2004, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, or written representations that no Forms 5 were required to be filed by such persons. Based on this review the following persons who were a director or beneficial owner of more than 10% of the Company's outstanding Common Stock during such fiscal year no reports were required to be filed were filed late during the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation was paid to any officer or director of the Company during the fiscal year ending June 30, 2004. No cash compensation was paid to any of the present executive officers during the fiscal year ended June 30, 2004 and June 30, 2003. However, the Company, in Board meetings held in 2003, issued Vernal Western Drilling a total of 400,000 common shares for $4,000 contributed to the Company and 300,000 common shares for $3,000 to designates of Alpine Securities Corporation. The $7,000 was needed to pay for the Company's audits and expenses for the next year. Vernal Western Drilling is a company owned 100% by Don J. Colton and Gregg B. Colton. There is currently no policy in place that prevents the Company from compensating any officer, director or affiliate in the form of the Company's shares of common stock or other non-cash compensation.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of the Company, each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of June 30, 2004. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, where applicable.


Title of    Name and Address of           Amount and Nature      Percent
 Class      Beneficial Owner              of Beneficial Owner    of Class

Common   Gregg B. Colton                    1,174,984*           12.06%
         10026 Ridge Gate Circle
         Sandy, Utah 84092

Common   Don J. Colton                      1,436,344*           14.74%
         2172 East Gambel Oak Dr.
         Sandy, Utah 84092

Common   Glenn W. Stewart                     328,200             3.4%
         2210 Blaine Avenue
         Salt Lake City, Utah 84108-3006

Common   Norman Sammis                         68,220              .70%
         5858 West 11140 North
         Highland, Utah 84003

Common   Pioneer Oil and Gas                  773,279             7.96%
         1206 W. South Jordan Parkway
         Unit B
         South Jordan, Utah 84095

All Directors and Officers as a Group
(4 Persons)**                               3,007,748            30.87%

     *Includes 50% of the 900,000 common shares owned by Vernal Western Drilling since Gregg B. Colton owns 50% of Vernal Western Drilling and Don J. Colton owns 50%. Also included in Don J. Colton's total shares are 544,344 shares held in the name of American Drilling Services, Inc. in which Don J. Colton is the sole shareholder.

     **Don J. Colton and Gregg B. Colton are the officers and two of the four directors of Pioneer Oil and Gas. If the shares of Pioneer Oil and Gas are included in the total amount for all directors and officers the number of shares is 3,781,027 and the percentage is then 38.81%.

     The shares listed above also include those that are held jointly with the director's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the Board meeting described above under "Executive Compensation" held in September 2003, the Board of Directors of the Company issued 400,000 common shares to Vernal Western Drilling for contributing $4,000 in cash. Vernal Western Drilling is a privately held company owned 50% by Don J. Colton and 50% by Gregg B. Colton.

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


                               /s/  Gregg B. Colton
                               --------------------
                               Director/President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report of DigiCorp (the "Company") on Form 10-KSB for the period ended June 30, 2004 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2003, that:

     (i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer
September 22, 2004

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

DATE: September 22, 2004


                                            /s/ Gregg B. Colton
                                            -----------------------
                                            Gregg B. Colton, President