Form 10QSB
period 2004-12-31
DIGICORP
filed 2005-02-10
CIK 728385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                      ____
                           --------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2004

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

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on December 31, 2004, was 9,742,857.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements for Second Fiscal Quarter 2005 Period Ending Decmber 31, 2004.

                                    DIGICORP
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                         Dec.  31, 2004
                                                               --------------

Current Assets
     Cash                                                      $        2,276
              ------------------------------------------------------------------
         Total current assests                                          2,276
                                                               --------------


Liabilities and Shareholders' Equity
Current liabilities                                            $          -0-
                                                               --------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,742,857,
      shares issued and outstanding                                     9,743
     Additional paid-in capital                                       523,338
     Accumulated deficit                                             (530,805)
                                                               --------------
         Total shareholders' equity                                     2,276
                                                               --------------
         Total liabilities and stockholder's equity            $        2,276
                                                               --------------



The accompanying notes are an integral part of these financial statements.




                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months
                                                 Ended December 31,                    Cumulative
                                                 2004               2003                Amounts
                                            --------------     --------------       --------------
Revenues                                    $          -0-     $          -0-       $          -0-
                                            --------------     --------------       --------------

Expenses
     General and administrative                        200                812               19,178
                                            --------------     --------------       --------------
         Loss from operations                         (200)              (812)             (19,178)
                                            --------------     --------------       --------------

         Net loss before income taxes                 (200)              (812)             (19,178)

Provision for income taxes                             -0-                -0-                  -0-
                                            --------------     --------------       --------------

Net (loss)                                  $         (200)              (812)             (19,178)
                                            --------------     --------------       --------------

Loss per common share - basic and diluted   $         (.00)    $         (.00)
Weighted average common shares -
     basic and diluted                           9,743,000          9,743,000
                                            --------------     ---- ---------

                                                   Six Months
                                                 Ended December 31,
                                                  2004             2003
                                            --------------     --------------
Revenues                                    $          -0-     $          -0-
                                            --------------     --------------

Expenses
     General and administrative                      1,715              2,362
                                            --------------     --------------
         Loss from operations                       (1,715)            (2,362)
                                            --------------     --------------
         Net loss before income taxes               (1,715)            (2,362)
Provision for income taxes                             -0-                -0-
                                            --------------     --------------

Net (loss)                                  $       (1,715)            (2,362)
                                            --------------     --------------

Loss per common share - basic and diluted   $         (.00)    $         (.00)

Weighted average common shares -
     basic and diluted                           9,743,000          9,410,000
                                            --------------     --------------



The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           For the Six Months
                                                           Ended December 31,           Cumulative
                                                       2004              2003             Amounts
                                                   --------------    --------------    --------------
Cash flows from operating activities
     Net (loss)                                    $       (1,715)   $    (2,362)             (19,178)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                            -0-            -0-                5,000
         Decrease in related party payable                    -0-           (235)                 -0-
                                                   --------------    --------------    --------------
Net cash used in operating activities                      (1,715)        (2,597)             (14,178)
                                                   --------------    --------------    --------------

Cash flows from investing activities:                         -0-               -0-               -0-
-------------------------------------              --------------    --------------    --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                   -0-             7,000            16,000
                                                   --------------    --------------    --------------
     Net cash provided by financing activities                -0-             7,000            16,000
                                                   --------------    --------------    --------------


Net increase (decrease) in cash                            (1,715)            4,403             1,822
Cash, beginning of period                                   3,991               -0-               454
                                                   --------------    --------------    --------------

Cash, end of period                                         2,276             4,403             2,276
                                                   --------------    --------------    --------------





The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the six months ended December 31, 2004 and 2003, the weighted average number of shares outstanding totaled 9,743,000 and 9,743,000 respectively.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended December 31, 2004. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION
                        (Period Ending December 31, 2004)
                            Unaudited Financial Data

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

   Plan of Operations-

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company believes it has sufficient capital to continue operations until the end of 2005. After that period if the Company does not enter a business combination, the Company anticipates that its owners, affiliates, and consultants will provide sufficient capital for another year, but there can be no assurance that this expectation will be realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                         ITEM 3 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer/chief financial officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, the Company's chief executive officer/chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, iwthin the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these ocntrols during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

(a)Exhibit  Page
   No.      No.              DESCRIPTION

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

(b) The Company filed one 8K form during the reporting period. The 8K filed disclosed the sale of 80% of the common shares held by the officers and directors of the Company to the Franklin Capital Corporation that resulted in a change in control. The 8K also reported the resignation of all of the directors of the Company other than Gregg B. Colton and the appointment of Melanie Glazer as the Chairman of the Board of Directors. SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DigiCorp

Dated:   February 10, 2005            /s/ Gregg B. Colton
                                     -----------------------
                                          President

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

          a) designed such disclosure controls or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others particularly during the period in which
          this   quarterly   report  is  being   prepared;

          b) evaluated the effectiveness of the small business issuer's and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

     5. The small business issuer's other certifying officer(s) and I have disclosed, based most recent evaluation, of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

DATE: February 10, 2005


                                     /s/ Gregg B. Colton
                                    -----------------------
                                  Gregg B. Colton, Chief Executive Officer
                                       and Chief Financial Officer

Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the period ended December 31, 2004 (the "Report"), I, Gregg B. Colton, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gregg B. Colton
-------------------------
Gregg B. Colton
Chief Executive Officer and
Chief Financial Officer