Form 10QSB
period 2005-03-31
DIGICORP
filed 2005-05-10
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________


                                    DIGICORP
                 (Name of small business issuer in its charter)

       UTAH                                         87-0398271
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


        1206 West South Jordan Parkway, Unit B, South Jordan, Utah 84095
                    (Address of principal executive offices)

                    Issuer's telephone Number: (801) 566-3000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2005, the issuer had 9,742,857 outstanding shares of Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


                                      PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
Item 2.       Management's Discussion and Analysis or Plan of Operation
Item 3.       Controls and Procedures

                                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                    DIGICORP
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)


Assets                                                                      Mar. 31, 2005

     Cash                                                                   $       1,953

         Total current assests                                                      1,953
                                                                             ------------


Liabilities and Shareholders' Equity
Current liabilities                                                         $         673
                                                                             ------------
Commitments and contingencies

Shareholders' equity:
      Common stock, par value $0.001 per share;
      50,000,000 shares authorized; 9,742,857,
      shares issued and outstanding                                                 9,743
     Additional paid-in capital                                                   523,338
     Accumulated deficit                                                         (531,801)
                                                                             ------------
         Total shareholders' equity                                                 1,953
                                                                             ------------
         Total liabilities and stockholder's equity                        $        1,953
                                                                             ------------





The accompanying notes are an integral part of these financial statements.


                                    DIGICORP
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                 Three Months
                                                                 Ended March 31,            Cumulative
                                                            2005              2004           Amounts
                                                      --------------    --------------      ----------
Revenues                                              $      -0-        $      -0-                -0-
                                                      --------------    --------------      ----------

Expenses
     General and administrative                              996               200             20,174
                                                      --------------    --------------      ----------
         Loss from operations                                -0-               -0-            (20,174)
                                                      --------------    --------------

         Net loss before income taxes                       (996)              200            (20,174)

Provision for income taxes                                   -0-               -0-                -0-
                                                      --------------    --------------      ----------

Net (loss)                                            $     (996)             (200)           (20,174)
                                                      --------------    --------------      ----------

Loss per common share - basic and diluted             $      .00        $      .00

Weighted average common shares -
     basic and diluted                                 9,743,000         9,743,000
                                                      --------------    --------------


                                                                 Nine Months
                                                                 Ended March 31,
                                                            2005            2004
                                                      --------------    --------------
Revenues                                              $      -0-        $      -0-
                                                      --------------    --------------

Expenses
     General and administrative                            2,711             2,562
                                                      --------------    --------------
         Loss from operations                             (2,711)           (2,562)
                                                      --------------    --------------
         Net loss before income taxes                     (2,711)           (2,562)
Provision for income taxes                                   -0-               -0-
                                                      --------------    --------------

Net (loss)                                            $   (2,711)           (2,562)
                                                      --------------    --------------

Loss per common share - basic and diluted             $     (.00)       $      .00

Weighted average common shares -
     basic and diluted                                 9,743,000         9,521,000
                                                      --------------    --------------



The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                 For the Nine Months
                                                                 Ended March 31,            Cumulative
                                                            2005              2004          Amounts
Cash flows from operating activities                  --------------    --------------      ---------
     Net (loss)                                       $   (2,711)       $   (2,562)           (20,174)
     Adjustments to reconcile net (loss) to net
     cash used in operating activities:
         Stock issued for services                           -0-               -0-              5,000
         Increase in current liabilities                     673               -0-                673
         Decrease in related party payable                   -0-              (235)               -0-
                                                      --------------    --------------      ---------
Net cash used in operating activities                     (2,038)           (2,797)           (14,501)
                                                      --------------    --------------      ---------

Cash flows from investing activities:                        -0-               -0-                -0-
-------------------------------------                 --------------    --------------      ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock                  -0-             7,000             16,000
                                                      --------------    --------------      ---------
     Net cash provided by financing activities               -0-             7,000             16,000
                                                      --------------    --------------      ---------


Net increase (decrease) in cash                           (2,038)            4,203               1499

Cash, beginning of period                                  3,991               -0-                454
                                                      --------------    --------------      ---------

Cash, end of period                                        1,953             4,203              1,953
                                                     ---------------    --------------      ---------



The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for fair presentation. These financial statements have not been audited by an independent accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. These financial statements for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results, which may be expected for an entire fiscal year.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share have been computed based on net income (loss) divided by the weighted average number of common shares outstanding during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company reported a loss during the period ended March 31, 2005. The company presently has no source of revenues. Therefore, the ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

Plan of Operation

Our plan of operation for the coming year is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. We believe we have sufficient capital to continue operations until the end of 2005. After that period if we do not enter a business combination, we anticipate that our owners, affiliates, and consultants will provide sufficient capital for another year, but there can be no assurance that this expectation will be realized.

We have incurred losses since our inception. We will continue to sustain losses until we establish profitable operations through an acquisition, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time. We do not expect to generate any meaningful revenue or incur operating expenses unless and until we acquire an interest in an operating company.

Off-Balance Sheet Arrangements

During the period covered by this report, we had no off-balance sheet arrangements.

Item 3.           Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1.           Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3.           Defaults Upon Senior Securities.

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.       Other Information.

         Not applicable.

Item 6.           Exhibits.

Exhibit Number
                                   Description
-------------------------------------------------------------------------------
31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    DIGICORP


 Dated:   May 9, 2005              By:  /s/ Milton Ault, III
                                       -----------------------------------
                                       Milton "Todd" Ault, III
                                       Chief Executive Officer and
                                       Principal Financial











EXHIBIT 31.1

                                  CERTIFICATION

I, Milton "Todd" Ault, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DigiCorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the small business issuer's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

May 9, 2005

  /s/ Milton Ault, III
-----------------------
Milton "Todd" Ault, III
Chief Executive Officer
and Principal Financial Officer






EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DigiCorp (the "Company") on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Milton "Todd" Ault, III, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

May 9, 2005                                   /s/ Milton Ault, III
                                    ----------------------------------
                                                     Milton "Todd" Ault, III
                                    Chief Executive Officer
                                    and Principal Financial Officer