Form 10KSB
period 2005-06-30
DIGICORP
filed 2005-09-28
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                                         FOR THE FISCAL YEAR ENDED JUNE 30, 2005

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                                    DIGICORP
                 (Name of small business issuer in its charter)

             Utah                                        87-0398271
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   100 Wilshire Boulevard, Suite 1750
            Santa Monica, CA                                90401
            -----------------                               -----
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone Number: (801) 566-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      State issuer's revenues for its most recent fiscal year. $0

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of September 21, 2005, was $7,974,404.

      As of September 21, 2005, the issuer had 14,184,033 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                                     PART I
Item 1.    Description of Business...................................................................   1
Item 2.    Description of Property...................................................................   6
Item 3.    Legal Proceedings.........................................................................   6
Item 4.    Submission of Matters to a Vote of Security Holders.......................................   6

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..................................   6
Item 6.    Management's Discussion and Analysis or Plan of Operation.................................   8
Item 7.    Financial Statements......................................................................  11
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......  21
Item 8A.   Controls and Procedures...................................................................  21
Item 8B.   Other Information.........................................................................  21

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.........................................  21
Item 10.   Executive Compensation....................................................................  24
Item 11.   Security Ownership of Certain Beneficial Owners and Management............................  25
Item 12.   Certain Relationship and Related Transactions.............................................  27
Item 13.   Exhibits..................................................................................  28
Item 14.   Principal Accountant Fees and Services....................................................  29

SIGNATURES...........................................................................................  30

                                     PART I

Item 1.    Description of Business.

      Digicorp was incorporated on July 19, 1983 under the laws of the State of Utah for the purpose of developing and marketing computer software programs. From 1983 to 1995, our sales and investments were attributable to the sale of computer software and investments related to oil, gas and mining.

      On June 30, 1995, we became a development stage enterprise when we sold our assets and changed our business plan. Since June 30, 1995, we have been in the developmental stage and have had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. In August 2001, we elected to file a Form 10-SB registration statement with the SEC on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934.

      Our business plan is to attempt to locate and negotiate with another company for the purpose of a business combination of the two companies. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the company combining with us will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with another company in a business combination.

Significant Recent Event - Acquisition of iCodemedia Assets

      On September 19, 2005, we entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and constitute nominal assets of the Company. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock. The issuance of shares of common stock to Mr. Gatch was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Our Business Plan is to Identify and Complete One or More Business Combinations

      Our business plan is to research and identify viable business opportunities that can be combined with us through an acquisition of or merger with another business or an acquisition of business assets. We intend to execute our business plan through any possible and reasonable means, including personal contacts, professionals, securities broker-dealers, venture capital firms, other members of the financial community and others who may present unsolicited proposals. Other than for the assets of iCodemedia, described above, to date we have not entered into any definitive agreement, term sheet or letter of intent to complete a proposed business combination.

Benefits Achieved by Combining With Another Company

      There are certain perceived benefits to being a reporting company with a class of publicly traded securities. Some of these benefits are the ability to use registered securities to make acquisitions of assets or businesses, to facilitate raising additional capital when needed, to facilitate borrowing from financial institutions, increased shareholder liquidity, improved trading efficiency of a company's stock, increased visibility in the financial community, market valuation of stock options for compensating key employees and enhancement of the corporate image.

Business Entities That May Be Interested in a Business Combination with Us

      Business entities that may be interested in a business combination with us include the following:

      1. A company that desires to go public for the purpose of having its securities used for the acquisition of assets or other businesses;

      2. A company that is unable to find an underwriter for its securities or is unable to find an underwriter to sell its securities on terms acceptable to the company;

      3. A company that desires to become public with less dilution of its common stock than would occur with an underwriting;

      4. A company that believes it can obtain investment capital on more favorable terms after it has become public;

      5. A foreign company that may desire to enter the equity markets of the United States;

      6. A special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

      7. A company that desires to become public in less time than would be required for a registration statement; or

      8. A company that may desire any other benefits associated with being a company with publicly trading securities.

      A typical business combination among a public reporting company that has insignificant operations and a private company involves the transfer to the owners of the private company a significant number of the issued and outstanding shares of common stock of the public reporting company, and may involve the substitution or addition of management and/or directors from the private company to the public reporting company.

      No assurances can be given that we will be able to enter into a business combination, what the terms of any business combination will be, or the nature of the business that may combine with us.

Competitive Business Conditions

      We compete with thousands of other public reporting companies whose business operations have proven unsuccessful, and whose only viable business opportunity is to seek a business combination. We also compete with other public and private companies that are active in mergers and acquisitions of businesses and assets which may be merger or acquisition target candidates for us. Nearly all of such companies have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We do not know of any accurate method to assess our competitive position in the mergers and acquisitions market.

Governmental Regulation of our Business

      We currently do not have any operations and we do not produce any products or provide any services. Accordingly, we are not presently subject to any business-specific governmental regulations. However, in the event that we complete a merger or acquisition transaction, we will become subject to all governmental approval requirements to which the merged or acquired business is subject.

Employees

      As of September 21, 2005, we had one full time employee and five part time employees. Each of these employees is an executive officer, described below. We believe that relations with our employees are good.

                                  RISK FACTORS

      Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

FOR THE PAST TEN YEARS WE HAVE NOT HAD ANY BUSINESS OPERATIONS OR ANY REVENUES AND WE DO NOT HAVE SIGNIFICANT ASSETS. IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION, WE WILL CONTINUE TO HAVE NO REVENUES AND OUR SHARE PRICE WILL LIKELY DECLINE.

      As of June 30, 2005, our assets consisted of $465,626 in cash and $341,898 in other current assets, primarily comprised of prepaid legal fees. Since July 1, 1995, we have not generated any revenue. As of June 30, 2005, we had an accumulated deficit of $609,715. For the fiscal years ended June 30, 2005 and 2004, we incurred total expenses of $81,509 and $2,774, respectively. We will, in all likelihood, continue to incur operating expenses without corresponding revenues, at least until the consummation of a business combination or the successful commercialization of assets that we acquire. As a result, we will continue to operate at a loss at least until a business combination with another company can be completed or we successfully develop acquired assets into a viable business. On September 19, 2005, we entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and there is no guarantee that the iCodemedia Assets will develop into a viable business. If we are unable complete a business combination, or develop assets that we acquire into a viable business, and generate revenues, our share price will likely decline.

AS OF THE DATE HEREOF, THE ONLY BUSINESS OPPORTUNITY FOR WHICH WE HAVE COMPLETED A BUSINESS COMBINATION OR ASSET ACQUISITION OR ENTERED INTO A DEFINITIVE
AGREEMENT FOR IS TO ACQUIRE CERTAIN ASSETS FROM A RELATED PARTY. WE DID NOT CONDUCT A FORMAL VALUATION TO DETERMINE THE FAIRNESS OF THE CONSIDERATION FOR THE ACQUISITION, WHICH WAS COMPLETED ON SEPTEMBER 19, 2005. IF THE CONSIDERATION PAID AND THE ACTUAL VALUE OF THE ASSETS ACQUIRED IS LESS THAN EXPECTED, THEN THE MARKET VALUE OF OUR STOCK MAY DECLINE.

      On September 19, 2005, we completed the purchase of the iCodemedia Assets from Mr. Gatch, our Chief Technology Officer. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock, which is approximately 7.1% of our currently outstanding shares. The consideration for the acquisition was determined by arms' length negotiations between non-interested members of our management and Mr. Gatch, but there was no formal valuation of the subject assets by an independent third party. We did not obtain a fairness opinion by an investment banking firm or other qualified appraiser. Since the acquisition of the assets did not require the approval of our stockholders, we are unable to determine whether our stockholders agree with the determination by our board of directors that the terms of the acquisition are fair and in the stockholders' best interests. If the consideration paid and the actual value of the assets acquired is less than expected, then the market value of our stock may decline.

THE NATURE OF OUR PROPOSED PLAN OF OPERATION IS EXTREMELY SPECULATIVE AND OUR SUCCESS AND POTENTIAL PROFITABILITY DEPENDS ON A NUMBER OF FACTORS THAT ARE NOT WITHIN OUR CONTROL. ACCORDINGLY, IT IS VERY DIFFICULT FOR ANYONE TO ACCURATELY EVALUATE THE MERITS AND RISKS OF AN INVESTMENT IN US. THESE RISKS MAKE IT VERY LIKELY THAT OUR SHARE PRICE COULD DECLINE.

      The success of our proposed plan of operation depends to a great extent on the operations and financial condition of a target business to combine with us. While our management would prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating a candidate that meets such criteria. In the event we complete a business combination - an event for which there can be no assurance - the success of our operations will depend upon management of the target business, other risks inherent to business combination transactions and specific risks to the type of business acquired, which cannot be determined at this time. Acquisitions involve numerous risks, including increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as potential liabilities of the acquired business, dilutive effects of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. All of the foregoing increase the speculative nature of our plan of operation and make it difficult to accurately evaluate the merits and risks of an investment in us. All of the foregoing factors make it very likely that that our share price could decline.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

      Since we currently have no operations and our total assets at June 30, 2005 consisted only of $465,626 in cash and $341,898 in other current assets, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

CONSUMMATION OF A BUSINESS COMBINATION INVOLVING THE ISSUANCE OF OUR EQUITY SECURITIES AS CONSIDERATION OR PARTIAL CONSIDERATION WILL DILUTE THE OWNERSHIP AND VOTING INTERESTS OF OUR CURRENT STOCKHOLDERS.

      Our plan for a business combination may involve the issuance of our equity securities as consideration, or partial consideration, for acquiring a business. If we issue significant amounts of our equity securities as consideration for such a business combination, the ownership and voting interests of our current stockholders will be materially diluted.

WE CURRENTLY COMPETE FOR BUSINESS COMBINATIONS WITH MANY LARGER COMPANIES THAT HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO. THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO IDENTIFY A FEASIBLE ACQUISITION TARGET.

      We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities and/or assets. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies and assets which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

SEC REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION TARGETS.

      Sections 13 and 15(d) of the Exchange Act, and rules promulgated thereunder, require reporting companies to provide certain information about significant acquisitions, including audited financial statements for businesses acquired, covering one, two, or three years, depending on the relative size of the acquisition. New SEC rules and forms effective in August 2005 require that reporting companies with insignificant operations must file such audited financial statements with the SEC within four business days of completing the acquisition. The time and additional costs that may be incurred by some target businesses to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.

EXISTING TAX LAWS COULD RESULT IN THE IMPOSITION OF BOTH FEDERAL AND STATE TAXES IN CONNECTION WITH A BUSINESS COMBINATION, WHICH MAY HAVE AN ADVERSE EFFECT OUR BUSINESS.

      Federal and state tax consequences will, in all likelihood, be significant considerations in any business combination undertaken by us. Currently, such transactions may be structured so as to result in tax-free treatment to all parties involved, pursuant to various federal and state tax laws. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target business. However, there can be no assurance that such business combination will meet the statutory and regulatory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

IF WE DO NOT MAINTAIN THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS, WE MAY NEVER DEVELOP BUSINESS OPERATIONS.

      Our success is dependent upon the continued service of our current executive officers. To date, we have entered into a written employment agreement only with Philip Gatch, our Chief Technology Officer, and none of our other executive officers. In addition, we do not have key man life insurance on any of our executive officers. While none of our executive officers currently has any definitive plans to retire or leave our company in the near future, any of such persons could decide to leave us at any time to pursue other opportunities. The loss of services of any of our executive management team could adversely affect the opportunity of a business combination for us.

                        RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

      The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.01 to $0.45. The closing sale price for our common stock on September 21, 2005 was $0.65 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 2.    Description of Property.

      Our headquarters are located at 100 Wilshire Boulevard, Suite 1750, Santa Monica, CA 90401, where we occupy office space with Patient Safety Technologies, Inc. and Ault Glazer Bodnar & Company Investment Management LLC at no cost to us. Our office space is approximately 2,000 square feet.

Item 3.    Legal Proceedings.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol "DGCO." For the periods indicated, the following table sets forth the high and low sales prices per share of common stock.

                                                 Fiscal 2005            Fiscal 2004
                                             -----------------------------------------
Fiscal Quarter                               High       Low        High        Low
--------------------------------------------------------------------------------------
First Quarter Ended September 30             $0.35      $0.06      $0.10       $0.01
Second Quarter Ended December 31             $0.35      $0.07      $0.15       $0.01
Third Quarter Ended March 31                 $0.35      $0.14      $0.13       $0.06
Fourth Quarter Ended June 30                 $0.45      $0.18      $0.18       $0.07

Holders

      As of September 21, 2005, our shares of common stock were held by approximately 288 stockholders of record.

Dividends

      We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

      On May 18, 2005, we sold Bodnar Capital Management, LLC 2,941,176 shares of common stock and warrants to purchase an additional 3,000,000 shares of common stock. Steven Bodnar is a managing member of and may be deemed a control person of Bodnar Capital Management, LLC. The Company received gross proceeds of approximately $500,000 from the sale of the common stock and warrants. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The shares of common stock were sold at a price of $0.17 per share. In addition, in consideration for the purchase of the shares of common stock, the Company issued Bodnar Capital Management, LLC: (a) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.25 exercisable for a period of five years; (b) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.35 exercisable for a period of five years; (c) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.42 exercisable for a period of five years;
(d) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.75 exercisable for a period of five years; (e) callable warrants to purchase 500,000 shares of common stock with an exercise price of $1.00 exercisable for a period of five years; and (f) callable warrants to purchase 500,000 shares of common stock with an exercise price of $1.50 exercisable for a period of five years. The sale of the above securities to Bodnar Capital Management, LLC was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder.

      On July 20, 2005, as consideration for service on our Board of Directors, we granted to each of Melanie Glazer, Alice M. Campbell, Darrell Grimsley, Lynne Silverstein and William B. Horne options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 31,250 options of each grant to vest
September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as Chairman of our Audit Committee, we granted Ms. Campbell options to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 12,500 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as a member of our Audit Committee, we granted Ms. Glazer options to purchase 50,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 6,250 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Executive Officer, we granted Mr. Ault options to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 250,000 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our President of Operations, we granted Kathryn Queen options to purchase 750,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 93,750 options to vest September 30, 2005. Also on July 20, 2005, as an incentive bonus, subject to the earlier to occur of us obtaining a market capitalization of $25 million at December 31, 2006, or prior to December 31, 2006, if we obtain, and maintain for 21 consecutive days, a market capitalization of $25 million, we agreed to grant Ms. Queen options to purchase 750,000 shares of common stock. These stock options will vest quarterly over four years from the date of grant. The issuance of these stock options was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Technology Officer, we granted Philip Gatch options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest in equal amounts on July 20, 2005, 2006 & 2007, with the first 83,333 options to vest July 20, 2005. Also on July 20, 2005, we agreed to issue restricted stock valued at $12,500 quarterly during the three-year term of his employment as Chief Technology Officer. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Financial Officer, we granted Mr. Horne options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 31,250 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Controller, we granted Jeanne Olsky options to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 12,500 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Corporate Secretary, we granted Ms. Silverstein options to purchase 150,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 18,750 options to vest September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On September 19, 2005, we purchased certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock. The issuance of these shares to Mr. Gatch was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

      We have incurred losses since our inception. We will continue to sustain losses until we establish profitable operations through an acquisition, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time. We do not expect to generate any meaningful revenue or incur significant operating expenses unless and until we acquire an interest in an operating company.

Off-Balance Sheet Arrangements

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

      A discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates, the most critical are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments.

Accounting Developments

      In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for us as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We adopted Statement 123(R) as of July 1, 2005, and it did not have a material effect on our accounting for employee stock options.

Liquidity and Capital Resources

      Our total assets were $807,524 at June 30, 2005 versus $3,991 at June 30, 2004. The change in total assets is primarily attributable to our financing activities and the issuance of common stock for prepaid legal services valued at approximately $325,000.

      At June 30, 2005 and June 30, 2004, we had $465,626 and $3,991 in cash and cash equivalents, respectively, representing an increase of $461,635. During 2005, we raised net proceeds of $500,000 in a private placement transaction. We believe that existing cash resources should be adequate to fund our operations for the twelve months subsequent to June 30, 2005. However, long-term liquidity is dependent on our ability to attain future profitable operations. We may undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements. We do not currently have any definitive plans or commitments for such financing and there is no assurance that we will be successful in obtaining such financing.

      Operating activities used $38,365 of cash for the year ended June 30, 2005, compared to using $3,009 for the year ended June 30, 2004.

      Cash provided by financing activities for the year ended June 30, 2005, of $500,000 resulted from the net proceeds from issuance of common stock and warrants to purchase common stock. On May 18, 2005, we entered into a subscription agreement with Bodnar Capital Management, LLC ("Bodnar Capital"), pursuant to which we sold Bodnar Capital 2,941,176 shares of our common stock and warrants to purchase an additional 3,000,000 shares of our common stock. We received gross proceeds of $500,000 from the sale of stock and warrants to Bodnar Capital. The warrants are exercisable for a period of five years, are callable, under certain situations, upon 30 days prior written notice, and have exercise prices as follows: (a) 500,000 shares with an exercise price of $0.25;
(b) 500,000 shares with an exercise price of $0.35; (c) 500,000 shares with an exercise price of $0.42; (d) 500,000 shares with an exercise price of $0.75; (e) 500,000 shares with an exercise price of $1.00; (f) 500,000 shares with an exercise price of $1.50. We intend to use the proceeds from the private placement transaction primarily for general corporate purposes and to develop the assets acquired in the iCodemedia transaction, described under Item 1 of this report.

Results of Operations

      Expenses

      Operating expenses were $81,509 in the fiscal year ended June 30, 2005, and $2,774 in the fiscal year ended June 30, 2004. Operating expenses in the June 30, 2005 fiscal year primarily consisted of professional fees, employee compensation, and travel related expenses.

      Professional fees were approximately $47,000 higher in the fiscal year ended June 30, 2005 compared to the year ended June 30, 2004 due to significant increases in legal and accounting fees. In anticipation of an increased level of legal work required to complete a business combination or acquire assets that can then be developed into a viable business, and generate revenues, our management, on May 5, 2005, retained Sichenzia Ross Friedman Ference LLP ("Sichenzia"). Under the terms of the agreement, which was amended on September 23, 2005, Sichenzia agreed to represent us in connection with our continuing reporting requirements, as well as our general corporate matters. The term of the agreement is from May 1, 2005 through March 31, 2007.

      In consideration for Sichenzia's services, we agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of our common stock. The common stock issued to Sichenzia was valued at approximately $325,000 and is being amortized over the term of the agreement. At June 30, 2005 we had amortized approximately $34,000. The increase in accounting fees of approximately $10,000 is attributable to an increase in the amount of work required to perform an audit with a larger number of transactions and overall business activity.

      During May 2005, we hired a full time employee who devoted a significant amount of time evaluating potential business models. In addition to employee compensation of approximately $11,000, travel related expenses, primarily attributed to the activities of our full time employee, amounted to approximately $12,000 during the fiscal year ended June 30, 2005.

Contractual Obligations

      We did not have any contractual obligations as of June 30, 2005

Item 7.    Financial Statements.

                                    DIGICORP
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

     Report of Jones Simkins, P.C........................................ 12

     Balance Sheets as of
              June 30, 2005 and 2004..................................... 13

     Statements of Operations for the years
              ended June 30, 2005, and 2004.............................. 14

     Statements of Stockholders' Equity for the years
              ended June 30, 2005 and 2004............................... 15

     Statements of Cash Flows for the years
              ended June 30, 2005 and 2004............................... 16

     Notes to Financial Statements.......................................17-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders' and
Board of Directors of
DigiCorp


We have audited the accompanying balance sheets of DigiCorp (a developmental stage company), as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative amounts since inception of developmental stage. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiCorp (a developmental stage company), as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ JONES SIMKINS, P.C.
Logan, Utah
September 23, 2005

                                       DIGICORP
                             (A Development Stage Company)
==========================================================================================================

Balance Sheets

----------------------------------------------------------------------------------------------------------
                                                                               June 30,         June 30,
                                                                                2005             2004
                                                                             -----------      -----------

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                    $   465,626      $     3,991
Other current assets                                                             341,898
                                                                             -----------      -----------

TOTAL ASSETS                                                                 $   807,524      $     3,991
                                                                             ===========      ===========
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                     $    59,158      $        --
                                                                             -----------      -----------

TOTAL CURRENT LIABILITIES                                                         59,158

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value: 50,000,000 shares authorized;
    13,184,033 and 9,742,857 shares issued and outstanding, respectively          13,184            9,743
Paid-in capital                                                                1,344,897          523,338
Accumulated deficit                                                             (511,627)        (511,627)
Deficit accumulated during the development stage                                 (98,088)         (17,463)
                                                                             -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                       748,366            3,991
                                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   807,524      $     3,991
                                                                             ===========      ===========

----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
=================================================================================================

Statements of Operations

-------------------------------------------------------------------------------------------------
                                                          Years Ended               Cumulative
                                                   June 30,         June 30,
                                                    2005              2004            Amounts
REVENUES                                        $         --      $         --      $         --
                                                ------------      ------------      ------------

EXPENSES
    Salaries and employee benefits                    11,233                              11,233
    Professional fees                                 48,826                              48,826
    Taxes other than income taxes                      1,154                               1,154
    General and administrative                        20,296             2,774            37,759
                                                ------------      ------------      ------------

   Operating expenses                                 81,509             2,774            98,972
                                                ------------      ------------      ------------

   Operating loss                                    (81,509)           (2,774)          (98,972)

   Interest, dividend income and other, net              884                                 884
                                                ------------      ------------      ------------

   Net loss before income taxes                      (80,625)           (2,774)          (98,088)

   Provision for income taxes                             --                --                --
                                                ------------      ------------      ------------

   Net loss                                     $    (80,625)     $     (2,774)
                                                ============      ============

   Basic and diluted net loss per common share  $      (0.01)     $         --

   Weighted average common shares outstanding     10,166,064         9,576,000
                                                ============      ============

-------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
====================================================================================================================================

Statements of Stockholders' Equity
July 1, 1995 to June 30, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                   Accumulated
                                               Common Stock                                         During the         Total
                                          ----------------------     Paid-In       Accumulated     Development      Shareholders'
                                            Shares       Amount      Capital         Deficit          Stage            Equity
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, July 1, 1995                      7,842,857   $  7,843   $   504,238    $   (511,627)   $           --    $          454
Issuance of common stock for cash             200,000        200         3,800              --                --             4,000
Net loss                                           --         --            --              --            (3,774)           (3,774)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 1996                     8,042,857   $  8,043   $   508,038    $   (511,627)   $       (3,774)   $          680

Net loss                                           --         --            --              --              (169)             (169)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 1997                     8,042,857   $  8,043   $   508,038    $   (511,627)   $       (3,943)   $          511

Net loss                                           --         --            --              --               (45)              (45)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 1998                     8,042,857   $  8,043   $   508,038    $   (511,627)   $       (3,988)   $          466

Net loss                                           --         --            --              --              (202)             (202)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 1999                     8,042,857   $  8,043   $   508,038    $   (511,627)   $       (4,190)   $          264

Net loss                                           --         --            --              --              (264)             (264)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 2000                     8,042,857   $  8,043   $   508,038    $   (511,627)   $       (4,454)   $           --

Issuance of common stock for:
Cash                                          500,000        500         4,500              --                --             5,000
Services                                      500,000        500         4,500              --                --             5,000
Net loss                                           --         --            --              --            (5,110)             (169)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 2001                     9,042,857   $  9,043   $   517,038    $   (511,627)   $       (9,564)   $        4,890

Net loss                                           --         --            --              --            (2,808)           (2,808)
                                          -----------   --------   -----------    ------------    --------------    -------------
BALANCES, June 30, 2002                     8,042,857   $  9,043   $   517,038    $   (511,627)   $      (12,372)   $        2,082

Net loss                                           --         --            --              --            (2,317)           (2,317)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 2003                     8,042,857   $  9,043   $   517,038    $   (511,627)   $      (14,689)   $         (235)

Issuance of common stock for cash             700,000        700         6,300              --                --             7,000
Net loss                                           --         --            --              --            (2,774)           (2,774)
                                          -----------  ---------   -----------    ------------    --------------    --------------
BALANCES, June 30, 2004                     9,742,857   $  9,743   $   523,338    $   (511,627)   $     (17,463 )   $        3,991

Issuance of common stock for:
Cash                                        2,941,176      2,941       497,059              --                --           500,000
Services                                      500,000        500       324,500              --                --           325,000
Net loss                                           --         --            --              --           (80,625)          (80,625)
                                          -----------   --------   -----------    ------------    --------------    --------------
BALANCES, June 30, 2005                    13,184,033   $ 13,184   $ 1,344,897    $   (511,627)   $      (98,088)   $      748,366

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                    DIGICORP
                          (A Development Stage Company)
========================================================================================================

Statements of Cash Flows

--------------------------------------------------------------------------------------------------------
                                                                      Year Ended
                                                                  June 30,      June 30,      Cumulative
                                                                    2005         2004          Amounts
Cash flows from operating activities:
  Net loss                                                      $ (80,625)     $  (2,774)     $ (98,088)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Stock issued for services                                   325,000                       330,000
      Changes in operating assets and liabilities:
          Other current assets                                   (341,898)                     (341,898)
          Accounts payable and accrued liabilities                 59,158           (235)        59,158
                                                                ---------      ---------      ---------

          Net cash used in operating activities                   (38,365)        (3,009)       (50,828)
                                                                ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants             500,000          7,000        516,000
                                                                ---------      ---------      ---------

          Net cash provided by financing activities               500,000          7,000        516,000
                                                                ---------      ---------      ---------

Net increase in cash and cash equivalents                         461,635          3,991        465,172

Cash and cash equivalents at beginning of period                    3,991              0            454
                                                                ---------      ---------      ---------

Cash and cash equivalents at end of period                      $ 465,626      $   3,991      $ 465,626
                                                                =========      =========      =========

--------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Digicorp
Notes to Financial Statements
June 30, 2005

1. DESCRIPTION OF BUSINESS

Digicorp ("the Company") was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in SFAS No. 7 when it sold its assets and changed its business plan. Accordingly the financial statements include cumulative amounts since July 1, 1995. The Company proposes to seek business ventures that will allow for long-term growth.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Cash and Cash equivalents

The Company considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Liquidity

Since June 30, 1995, the Company has been a development stage enterprise with recurring losses that has relied upon the issuance of its common stock to fund operations. Management believes that existing cash resources should be adequate to fund its operations for the 12 months subsequent to June 30, 2005. However, long term liquidity is dependent on the Company's ability to attain future profitable operations.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), "Share-Based Payment," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted SFAS 123(R) as of July 1, 2005. Since the Company had no outstanding options as of June 30, 2005 and 2004, SFAS 123(R) would have had no impact on the Company's financial statements had the Company elected to adopt the provisions of SFAS 123(R) in an earlier period.

Digicorp
Notes to Financial Statements (continued)


Recent Accounting Pronouncements

SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4, SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No 29, and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, were recently issued. SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

3. INCOME TAXES

For the years ended June 30, 2005, and 2004, Digicorp's tax (provision) benefit was based on the following:

                                                    Years Ended
                                            June 30,         June 30,       Cumulative
                                              2005             2004           Amounts
Income tax benefit at statutory rate      $    28,000     $     1,000     $     47,000
Change in valuation allowance                 (28,000)         (1,000)         (47,000)
                                          ------------    ------------    -------------
                                          $        --     $        --     $         --
                                          ============    ============    =============

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2005 and 2004, deferred tax assets consist of:

                                                    Years Ended
                                             June 30,        June 30,
                                              2005            2004

Net operating loss carryforwards          $    47,000     $    26,000
Valuation allowance                           (47,000)        (26,000)
                                          ------------    ------------
                                          $        --     $         --
                                          ============    ============

At June 30, 2005, Digicorp had net operating loss carryforwards for income tax purposes of approximately $138,000, which began to expire in 2005. At a 34%
effective   tax  rate  the  after-tax  net  benefit  from  this  loss  would  be approximately $47,000. A change in the ownership of a majority of the fair market value of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code
Section 382.

During the year ended June 30, 2005, the Company had approximately $22,000 of net operating loss carryforwards which expired.

Digicorp
Notes to Financial Statements (continued)

4. LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic loss per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Warrants outstanding at June 30, 2005, to purchase 3,000,000 shares of common stock, were not included in the computation of diluted net loss per common share for the year June 30, 2005, as their inclusion would have been antidilutive. At June 30, 2004 there were no outstanding warrants.

5. EQUITY TRANSACTIONS

On September 23, 2005, the Company amended the terms of a legal representation agreement initially entered into with Sichenzia Ross Friedman Ference LLP on May 5, 2005. ("Sichenzia"). Under the amended terms, Sichenzia agreed to represent the Company in connection with its continuing reporting requirements, as well as its general corporate matters, including, reviewing and drafting general corporate documents. The initial term of the agreement is from May 1, 2005 through March 31, 2007.

In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at approximately $325,000.

On May 18, 2005, the Company entered into a subscription agreement with Bodnar Capital Management, LLC ("Bodnar Capital"), pursuant to which the Company sold Bodnar Capital 2,941,176 shares of the Company's common stock and warrants to purchase an additional 3,000,000 shares of the Company's common stock. The Company received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital. The warrants are exercisable for a period of five years, are callable, under certain situations, upon 30 days prior written notice, and have exercise prices as follows: (a) 500,000 shares with an exercise price of $0.25; (b) 500,000 shares with an exercise price of $0.35; (c) 500,000 shares with an exercise price of $0.42; (d) 500,000 shares with an exercise price of $0.75; (e) 500,000 shares with an exercise price of $1.00; (f) 500,000 shares with an exercise price of $1.50. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Digicorp
Notes to Financial Statements (continued)

6. WARRANTS

The following table summarizes information about common stock warrants outstanding at June 30, 2005:

                              Outstanding                                Exercisable
------------------------------------------------------------------------------------------
                                     Weighted
                                      Average
                                     Remaining      Weighted                     Weighted
                                    Contractual      Average                      Average
     Exercise         Number           Life         Exercise        Number       Exercise
      Price         Outstanding       (Years)        Price        Exercisable     Price
----------------    -----------     -----------    ----------   -------------   ---------
   $ 0.25 -0.42      1,500,000          4.88         $ 0.34        1,500,000     $ 0.34

   $ 0.75 - 1.50     1,500,000          4.88           1.08        1,500,000       1.08
----------------    -----------     -----------    ----------   -------------   ---------
   $ 0.25 - 1.50     3,000,000          4.88         $ 0.71        3,000,000     $ 0.71
================    ===========     ===========    ==========   =============   =========

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and 2004 are comprised of the following:

                                         June 30,              June 30,
                                           2005                  2004
                                      ---------------     --------------
 Professional fees - legal            $        30,000     $           --
 Professional fees - other                     10,000
 Related party liability                       17,295
 Accrued - other                                1,863
                                      ---------------     --------------
                                      $        59,158     $           --
                                      ===============     ==============

8. RELATED PARTY TRANSACTIONS

At June 30, 2005 and 2004, the Company has a liability of $17,295 and $0, respectively, due to an entity that owned approximately 20% of the outstanding shares of the Company's common stock. The liability is unsecured, non-interest bearing and due on demand.

9. SUBSEQUENT EVENTS

On September 19, 2005, the Company entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and constitute nominal assets of the Company. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock. The issuance of shares of common stock to Mr. Gatch was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 20, 2005, as consideration for services, the Company granted approximately 5,000,000 options, with an exercise price of $0.25 per share, to officers, directors and consultants of the Company. These stock options become exercisable based on a vesting schedule determined for each specific grant and expire 10 years from the date of grant.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A.   Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name                            Age     Position
----                            ---     --------
Milton "Todd" Ault, III         35      Chief  Executive  Officer  and  Chairman
                                        of the Board of Directors
William B. Horne                37      Chief Financial Officer and Director
Kathryn Macenzie Queen          27      President of Operations
Philip Gatch                    41      Chief Technology Officer
Lynne Silverstein               33      Secretary and Director
Melanie Glazer                  63      Vice Chairman of the Board of Directors
Darrell Grimsley, Jr.           39      Director
Alice Campbell                  55      Director

      Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

      Ms. Silverstein is the daughter of Mrs. Glazer, a current director and Vice Chairman of our Board of Directors. Except for Ms. Silverstein and Mrs. Glazer, there are no family relationships between any of our directors, executive officers or persons nominated or charged by us to become directors or executive officers.

      Below is a brief description of the above persons' business experience during the past five years based on information supplied by each of them.

      Milton "Todd" Ault, III, Chief Executive Officer and Chairman of the Board of Directors. Mr. Ault has been our Chief Executive Officer since April 26, 2005 and has been a director and Chairman of the Board of Directors since July 16, 2005. From April 26, 2005 until July 20, 2005, Mr. Ault also served in the capacities of our principal financial officer and principal accounting officer. From May 26, 2005 until July 13, 2005, Mr. Ault served as interim Chief Executive Officer and as a director of IPEX, Inc., a Nevada corporation whose common stock is quoted on the OTC Bulletin Board (IPEX). In addition, Mr. Ault is currently the Chairman and Chief Executive Officer of Patient Safety Technologies, Inc., a Delaware corporation whose common stock is traded on the American Stock Exchange ("PST"). Mr. Ault has served as a director of PST since June 23, 2004. Since December 2004, Mr. Ault has been a manager of Franklin Capital Properties, a wholly owned subsidiary of PST. Since June 30, 2005, Mr. Ault has served as Chairman, President and Chief Executive Officer of Ault Glazer Bodnar Merchant Capital, Inc., which is currently a wholly owned subsidiary of PST. In addition, Mr. Ault co-founded Ault Glazer & Company
Investment Management LLC ("Ault Glazer") in 1998 and is currently the controlling and managing member and Chief Investment Officer of Ault Glazer, a private investment management firm headquartered in Santa Monica, California. From July 1998 until December 2004, Mr. Ault was a registered representative of Strome Securities, L.P., a NASD registered broker-dealer.

      William B. Horne, Chief Financial Officer and Director. Mr. Horne has been our Chief Financial Officer and a director since July 20, 2005. Since July 5, 2005, Mr. Horne has also been Chief Financial Officer of PST and its subsidiaries. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

      Kathryn Macenzie Queen, President of Operations. Ms. Queen has been our President of Operations since April 26, 2005. From approximately November 2004 until May 2005, Ms. Queen was employed by PST where she advised and assisted the company's executive officers on investment banking and related matters. From 2002 until November 2004, Ms. Queen worked in various positions in the entertainment industry. Ms. Queen has held positions at Salomon Smith Barney, Morgan Stanley and Mutual of New York. Ms. Queen graduated in 2002 from the
Fisher College of Business at the Ohio State University with a B.A. in Economics, a B.S. in Finance and a B.S. in Accounting.

      Philip Gatch, Chief Technology Officer. Mr. Gatch has been our Chief Technology Officer since June 30, 2005. On June 30, 2005, Mr. Gatch was also appointed Chief Technology Officer of PST. Since May 12, 2005, Mr. Gatch has been a 50% owner and President of Cinapse Digital Media, LLC, a company that operates a production and post-production media content facility. PST owns the other 50% of Cinapse Digital Media, LLC. From September 2003 to June 2005, Mr. Gatch was Director of Technical Services of The DR Group. From February 2002 to April 2003, Mr. Gatch was Director of Research and Development for Media.net. From 1999 to 2002, Mr. Gatch was Director of Research and Development for Digital Entertainment Solutions.

      Lynne Silverstein, Secretary and Director. Ms. Silverstein has been our Secretary since April 26, 2005 and a member of our Board of Directors since July 20, 2005. Ms. Silverstein is currently the President and Secretary of PST. Since June 30, 2005, Ms. Silverstein has also served as Secretary of Ault Glazer Bodnar Merchant Capital, Inc., which is currently a wholly owned subsidiary of PST. In addition, Ms. Silverstein has been Chief Executive Officer of Ault Glazer since October 2003. Prior thereto, she was Director of Operations of Ault Glazer since January 2001, having joined Ault Glazer in January 1999 as a Manager.

      Melanie Glazer, Vice-Chairman. Mrs. Glazer has been director since December 30, 2004 and Vice Chairman of the Board of Directors since July 16, 2005. From December 30, 2004 until July 16, 2005, Mrs. Glazer was Chairman of our Board of Directors. Mrs. Glazer co-founded Ault Glazer in 1998 where she is a non-managing member and where she currently serves as an analyst. Ms. Glazer is also a manager of Franklin Capital Properties, a wholly owned subsidiary of PST, and has held that position since Franklin Capital Properties' inception in December 2004. In 1989, Mrs. Glazer established her own realty company, Morris Glazer Realty, which she ran successfully until 2003. Mrs. Glazer joined Dobson & Johnson, Inc. in 1986, where she was a real estate broker until 1990. Mrs. Glazer received her Bachelor of Art degree in History in 1964 from George Peabody College, part of Vanderbilt University.

      Darrell Grimsley, Jr., Director. Mr. Grimsley has been a member of our Board of Directors since July 16, 2005. In addition, Mr. Grimsley has been a practicing attorney during the last five years. From May 1, 1999 to present, Mr. Grimsley has been managing member of D.W. Grimsley, Jr., LLC, a law firm practicing in the areas of credit, toxic torts, employment law, due diligence reporting and business consulting and advising. From October 1, 2003, Mr. Grimsley has been managing member of The Bankruptcy Group, LLC a law firm focusing on business and consumer bankruptcy law.

      Alice M. Campbell, Director. Ms. Campbell has been a member of our Board of Directors since July 16, 2005. Since October 22, 2004, Ms. Campbell has been a director of PST. Since 2001, Ms. Campbell has been, and is currently, an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service and for the National Business Institute. From 1979 to 2001, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney's Office and with several federal agencies, including the Internal Revenue Service, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service.

Audit Committee

      The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and
(4) compliance with legal and regulatory requirements. Alice M. Campbell and Melanie Glazer are the members of our Audit Committee. The Audit Committee is chaired by Ms. Campbell.

Compensation Committee

      The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers. Alice M. Campbell is currently the only member of our Compensation Committee and she is Chairman of the Compensation Committee.

Code of Ethics

      We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit
14.1 to this annual report. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn:
Jeanne Olsky, Digicorp, 100 Wilshire Boulevard, Suite 1750, Santa Monica, CA 90401. Our telephone number is (310) 751-1477. We do not maintain a corporate website.

Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                                 Number              Transactions not   Known failures to
Name and Relationship                            of late reports     timely reported    file a required form
---------------------                            ----------------    ---------------    --------------------
Patient Safety Technologies, Inc., 10% Owner              1                   1                  0
Melanie Glazer, Director                                  1                   1                  0
Don J. Colton, Former Officer, Former Director
     and Former 10% Owner                                 1                   3                  1
Gregg B. Colton, Former Officer, Former
     Director and Former 10% Owner                        1                   2                  1
Pioneer Oil and Gas, affiliate of Former
     Director                                             1                   1                  1

Item 10.   Executive Compensation.

      The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003.

                           SUMMARY COMPENSATION TABLE
                                                                                                Long-Term
                                                                                              Compensation
                                                                               -------------------------------------------
                                                 Annual Compensation                      Awards                Payouts
                                         ------------------------------------- ------------------------------ ------------
                                                                                                                              All
                                                                     Other                    Securities                     Other
                                                                    Annual     Restricted     Under-lying                   Compen-
          Name and                                                  Compen-    Stock           Options/           LTIP      sation
     Principal Position          Year     Salary ($)   Bonus ($)  sation ($)   Award(s) ($)    SARs (#)       Payouts ($)      ($)
------------------------------ --------- ------------- ---------- ------------ --------------- -------------- ------------- --------
Milton "Todd" Ault, III         2005         0            0          0              0              0              0            0
     CEO and Chairman (1)       2004         0            0          0              0              0              0            0
                                2003         0            0          0              0              0              0            0

(1) Mr. Ault was appointed Chief Executive Officer on April 26, 2005 and has been a director and Chairman of the Board of Directors since July 16, 2005.

Compensation of Executive Officers

      The following is a description of all compensation the Company has paid to its executive officers as of September 21, 2005.

      On July 20, 2005, as consideration for service as our Chief Executive Officer, we granted Milton "Todd" Ault, III options to purchase 2,000,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 250,000 options to vest September 30, 2005.

      On July 20, 2005, as consideration for service as our Chief Financial Officer, we granted William B. Horne options to purchase 250,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 31,250 options to vest September 30, 2005.

      On July 20, 2005, as consideration for service as our President of Operations, we granted Kathryn Queen options to purchase 750,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 93,750 options to vest September 30, 2005. Also on July 20, 2005, as an incentive bonus, subject to the earlier to occur of us obtaining a market capitalization of $25 million at December 31, 2006, or prior to December 31, 2006, if we obtain, and maintain for 21 consecutive days, a market capitalization of $25 million, we agreed to grant Ms. Queen options to purchase 750,000 shares of our common stock. These stock options will vest quarterly over four years from the date of grant.

      On July 20, 2005, as consideration for service as our Chief Technology Officer, we granted Philip Gatch options to purchase 250,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest in equal amounts on July 20, 2005, 2006 & 2007, with the first 83,333 options to vest July 20, 2005. Also on July 20, 2005, we agreed to issue restricted stock valued at $12,500 quarterly during the three-year term of his employment as Chief Technology Officer.

      On July 20, 2005, as consideration for service as Secretary, we granted Ms. Silverstein options to purchase 150,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 18,750 options to vest September 30, 2005.

Employment Agreements

      Philip Gatch, our Chief Technology Officer, is our only executive officer with an employment agreement.

On September 20, 2005, we entered into an employment agreement with Mr. Gatch documenting the terms of his employment as our Chief Technology Officer. The term of the employment continues for 36 months from September 20, 2005 and automatically renews for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Gatch's base compensation under the agreement is $95,000 in cash per year and $45,000 in a restricted stock grants each year. Prior to signing the employment agreement, we granted Mr. Gatch options entitling him to purchase 250,000 shares of common stock vesting annually over three years with a strike price of $0.25 per share, which stock options are reflected in the employment agreement. Mr. Gatch is also eligible to receive an annual performance bonus determined by our chief executive officer. In addition, Mr. Gatch was granted rights for three years to (a) veto a chief executive officer candidate as a replacement to Milton "Todd" Ault, III, and (b) veto a decision to sell our company or any of our core assets or technologies related to the iCodemedia Assets in the event we sell for less than $50,000,000. If Mr. Gatch's employment is terminated for any reason, the veto rights will be forfeited. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. If Mr. Gatch voluntarily terminates the agreement or if we terminate the agreement for cause, Mr. Gatch will not be entitled to any compensation for the period between the effective termination date and the end of the employment term and all unvested restricted stock and stock options will be forfeited. If we voluntarily terminate the agreement without cause, we must pay Mr. Gatch a cash sum equal to
(a) all accrued base salary through the date of termination plus all accrued vacation pay and cash bonuses, if any, plus (b) as severance compensation, 500,000 unrestricted shares of common stock and $250,000 cash. In the event of a merger, consolidation, sale, or change of control, the surviving or resulting company is required to honor the terms of the agreement with Mr. Gatch.

Compensation of Directors

      On July 20, 2005, as consideration for service on our Board of Directors, we granted to each of Melanie Glazer, Alice M. Campbell, Darrell Grimsley, Lynne Silverstein and William B. Horne options to purchase 250,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 31,250 options of each grant to vest September 30, 2005.

      On July 20, 2005, as consideration for service as Chairman of our Audit Committee, we granted Ms. Campbell options to purchase 100,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 12,500 options to vest September 30, 2005.

      On July 20, 2005, as consideration for service as a member of our Audit Committee, we granted Ms. Glazer options to purchase 50,000 shares of our common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 6,250 options to vest September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information, as of September 21, 2005 with respect to the beneficial ownership of the outstanding common stock by: (i) any beneficial holder of more than five (5%) percent of our outstanding common stock; (ii) each of the named executive officers and directors; and (iii) the named executive officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                      Common Stock             Percentage of
Name of Beneficial Owner (1)                     Beneficially Owned (2)      Common Stock (2)
---------------------------------------------------------------------------------------------
Milton "Todd" Ault, III                               3,554,527 (3)                 24.6%
William B. Horne                                         62,500 (4)                     *
Lynne Silverstein                                        50,000 (5)                     *
Melanie Glazer                                          148,000 (6)                  1.0%
Darrell Grimsley, Jr.                                    31,250 (7)                     *
Alice Campbell                                           43,750 (8)                     *
Patient Safety Technologies, Inc.                     2,792,027                     19.7%
Bodnar Capital Management, LLC                        5,941,176 (9)                 34.6%
---------------------------------------------------------------------------------------------
All officers,  directors and directors nominees       3,779,527                     25.8%
as a group (6 persons)

-----------------------------
* Less than 1%

      (1) Except as otherwise indicated, the address of each beneficial owner is c/o Digicorp, 100 Wilshire Boulevard, Suite 1750, Santa Monica, CA 90401.
      (2) Applicable percentage ownership is based on 14,184,033 shares of common stock outstanding as of September 21, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of September 21, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of September 21, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
      (3) Includes: (a) 250,000 shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015; (b) 512,500 shares beneficially owned by certain private investment funds and individual accounts managed by Ault Glazer & Company Investment Management LLC, for which Mr. Ault serves as Chief Investment Officer and managing member; and (c) 2,792,027 shares of the common stock held by Patient Safety Technologies, Inc., for which Mr. Ault serves as Chairman and Chief Executive Officer.
      (4) Represents shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015.
      (5) Represents shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015.
      (6) Includes: (a) 110,500 shares of common stock; and (b) 37,500 shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015.
      (7) Represents shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015.
      (8) Represents shares issuable upon exercise of stock options which vest September 30, 2005, have an exercise price of $0.25 per share and expire July 20, 2015.
      (9) Includes: (a) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.25 exercisable for a period of five years; (b) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.35 exercisable for a period of five years; (c) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.42 exercisable for a period of five years; (d) callable warrants to purchase 500,000 shares of common stock with an exercise price of $0.75 exercisable for a period of five years; (e) callable warrants to purchase 500,000 shares of common stock with an exercise price of $1.00 exercisable for a period of five years; and (f) callable warrants to purchase 500,000 shares of common stock with an exercise price of $1.50 exercisable for a period of five years. Steven J. Bodnar is a managing member of and may be deemed a control person of Bodnar Capital Management, LLC.

      No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended June 30, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------
Plan category                       Number of securities    Weighted average       Number of securities
                                    to be issued upon       exercise price of      remaining available for
                                    exercise of             outstanding options,   future issuance under
                                    outstanding options,    warrants and rights    equity compensation plans
                                    warrants and rights                            (excluding securities
                                                                                   reflected in column (a)
------------------------------------------------------------------------------------------------------------
                                            (a)                    (b)                      (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                -0-                    -0-                      -0-
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                     -0-                    -0-                      -0-
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Total                                       -0-                    -0-                      -0-
------------------------------------------------------------------------------------------------------------

Item 12.   Certain Relationships and Related Transactions.

      Management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Change in Control

      On December 29, 2004, our then current directors along with several other shareholders sold 2,229,527 shares of our common stock, representing 22.3% of our outstanding shares of common stock on such date, to Patient Safety
Technologies, Inc. (formerly, Franklin Capital Corporation ("PST"). Our directors, Gregg B. Colton, Don J. Colton, Norman Sammis and Glenn W. Stewart, sold 80% of their holdings of our common stock to PST at $.135 per share. Another shareholder who was not a principal shareholder or director sold all of his shares to PST at $.145 per share. The aggregate amount of funds of PST used to purchase the shares of common stock was approximately $301,998. The source for such funds was PST's working capital. The directors and shareholders agreed to sell an additional 1,224,000 shares of our common stock of to PST upon the shares being registered with the Securities and Exchange Commission. In addition, prior to the acquisition and change of control, PST owned 327,500 shares of our common stock.

      Pursuant to the stock purchase agreement with PST, Melanie Glazer was appointed as Chairman of our Board of Directors on December 30, 2004, following the resignation of Glenn W. Stewart, Norman Sammis and Don J. Colton as directors. Effective April 26, 2005, Gregg B. Colton resigned from his positions as President, Chief Executive Officer and Chief Financial Officer. On April 26, 2005, our Board of Directors appointed the following officers: (a) Milton C. Ault, III - Chief Executive Officer; (b) Kathryn Macenzie Queen - President of Operations; and (c) Lynne Silverstein - Secretary.

      On June 30,  2005,  we  appointed  Philip  Gatch as our  Chief  Technology
Officer.

      Effective July 16, 2005, Gregg B. Colton resigned from his position as a director.

      Effective July 16, 2005, we appointed Alice M. Campbell, Milton "Todd" Ault, III and Darrell Grimsley as directors. Upon his appointment, Mr. Ault was named Chairman of our Board of Directors. Ms. Campbell was appointed to chair our Audit Committee and to chair our Compensation Committee.

      Effective July 20, 2005, we appointed Lynne Silverstein and William B. Horne as directors. Neither Ms. Silverstein nor Mr. Horne have been named to a committee of the Board of Directors.

      Effective July 20, 2005, we appointed William B. Horne as our Chief Financial Officer.

      As described under Item 9 above, all of our current officers and directors had and/or currently have employment positions, directorships and/or other relationships with Ault Glazer & Company Investment Management LLC, Patient Safety Technologies, Inc. and/or Ault Glazer & Company Investment Management's or Patient Safety Technologies' current officers and directors.

Acquisition of iCodemedia Assets

      On September 19, 2005, we entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and constitute nominal assets. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of common stock.

Item 13.   Exhibits.

Exhibit
Number                                Description
-----------     ----------------------------------------------------------------
3.1             Bylaws (Incorporated by reference to the Company's  registration statement  on Form  10-SB  (File No.  000-33067)  filed with the
                Securities and Exchange Commission on August 9, 2001)
3.2             Amendment  No. 1 to Bylaws  (Incorporated  by  reference  to the
                Company's  Form 8-K  filed  with  the  Securities  and  Exchange
                Commission on July 21, 2005)
4.1             Form of $0.25 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.2             Form of $0.35 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.3             Form of $0.42 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.4             Form of $0.75 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.5             Form of $1.00 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
4.6             Form of $1.50 Warrant issued to Bodnar Capital  Management,  LLC
                (Incorporated  by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
10.1            Subscription  Agreement dated May 18, 2005 between  Digicorp and
                Bodnar Capital Management, LLC (Incorporated by reference to the
                Company's  Form 8-K  filed  with  the  Securities  and  Exchange
                Commission on May 24, 2005)
10.2            Asset  Purchase   Agreement  dated  September  19,  2005,  among
                Digicorp and Philip Gatch (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange
                Commission on September 22, 2005)
10.3            Employment  Agreement dated  September 20, 2005,  among Digicorp and Philip Gatch  (Incorporated  by  reference to the  Company's
                Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)
14.1            Code of Ethics
31.1            Certification  by  Chief  Executive  Officer,  required  by Rule
                13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2            Certification  by  Chief  Financial  Officer,  required  by Rule
                13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1            Certification  by  Chief  Executive  Officer,  required  by Rule
                13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2            Certification  by  Chief  Financial  Officer,  required  by Rule
                13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14.   Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $9,150 and $2,225 for the years ended June 30, 2005 and June 30, 2004, respectively.

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended June 30, 2005 and June 30, 2004.

Audit Committee Pre-Approval Policies and Procedures

      Our Audit Committee was recently formed. The fees for audit services were approved by our board of directors and the full board approved the financial statements filed on Forms 10-QSB and 10-KSB. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIGICORP


         Date: September 28, 2005         By:  /s/ Milton "Todd" Ault, III
                                               --------------------------------
                                               Milton "Todd" Ault, III
                                               Chief Executive Officer


         Date: September 28, 2005         By:  /s/ William B. Horne
                                               --------------------------------
                                               William B. Horne
                                               Chief Financial Officer and
                                               Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                        Title                   Date
---------------------------------     -----------------------     --------------------
/s/ Milton "Todd" Ault, III            Chairman of the Board        September 28, 2005
-------------------------------
Milton "Todd" Ault, III

/s/ William B. Horne                                Director        September 28, 2005
-------------------------------
William B. Horne

/s/ Lynne Silverstein                               Director        September 28, 2005
-------------------------------
Lynne Silverstein

/s/ Melanie Glazer                                  Director        September 28, 2005
-------------------------------
Melanie Glazer

/s/ Darrell Grimsley, Jr.                           Director        September 28, 2005
-------------------------------
Darrell Grimsley, Jr.

/s/ Alice Campbell                                  Director        September 28, 2005
-------------------------------
Alice Campbell