Form 10QSB
period 2005-09-30
DIGICORP
filed 2005-11-14
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER ____________


                                    DIGICORP
                                    --------
              (Exact name of small business issuer in its charter)


             UTAH                                        87-0398271
             ----                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           100 Wilshire Boulevard, Suite 1750, Santa Monica, CA 90401
           ----------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (310) 752-1477

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2005, the issuer had 14,200,104 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................   1
Item 2.   Management's Discussion and Analysis or Plan of Operation.........   8
Item 3.   Controls and Procedures...........................................  15

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  15
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  15
Item 3.   Defaults Upon Senior Securities...................................  17
Item 4.   Submission of Matters to a Vote of Security Holders...............  17
Item 5.   Other Information.................................................  17
Item 6.   Exhibits..........................................................  18

SIGNATURES..................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                    DIGICORP
                          (A Development Stage Company)
================================================================================

Balance Sheet (Unaudited)

--------------------------------------------------------------------------------

                                                                 September 30,
                                                                     2005
                                                                 --------------

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                        $      338,939
Other current assets                                                    195,730
                                                                 --------------

TOTAL CURRENT ASSETS                                                    534,669

Property and equipment, net                                               6,970
Software development costs                                               41,600
Other intangible assets                                                 300,000
Other long term assets                                                   98,926
                                                                 --------------

TOTAL ASSETS                                                     $      982,165
                                                                 ==============

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                         $       35,077
                                                                 --------------

TOTAL CURRENT LIABILITIES                                                35,077

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value: 50,000,000 shares authorized;
  14,200,104 shares issued and outstanding                               14,200
Paid-in capital                                                       1,835,481
Accumulated deficit                                                    (511,627)
Deficit accumulated during the development stage                       (390,966)
                                                                 --------------

TOTAL STOCKHOLDERS' EQUITY                                              947,088
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      982,165
                                                                 ==============

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                    DIGICORP
                          (A Development Stage Company)
================================================================================

Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                                                         For the Period
                                                                                          July 1, 1995
                                                            Three Months Ended             (inception)
                                                     September 30,     September 30,     to September 30,
                                                          2005              2004              2005
                                                     --------------    --------------    --------------
REVENUES                                             $           --    $           --    $           --
                                                     --------------    --------------    --------------

EXPENSES
  Salaries and employee benefits                            210,774                --           222,007
  Professional fees                                          67,898                --           116,724
  Taxes other than income taxes                               2,766                --             3,920
  General and administrative                                 15,216             1,515            52,975
                                                     --------------    --------------    --------------

    Operating expenses                                      296,654             1,515           395,626
                                                     --------------    --------------    --------------

    Operating loss                                         (296,654)           (1,515)         (395,626)

  Interest, dividend income and other, net                    3,776                --             4,660
                                                     --------------    --------------    --------------

    Net loss before income taxes                           (292,878)           (1,515)         (390,966)

    Provision for income taxes                                   --                --                --
                                                     --------------    --------------    --------------

    Net loss                                         $     (292,878)   $       (1,515)   $     (390,966)
                                                     ==============    ==============    ==============

    Basic and diluted net loss per common share      $        (0.02)   $           --
                                                     ==============    ==============
    Weighted average common shares outstanding           13,316,389         9,742,000
                                                     ==============    ==============

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                    DIGICORP
                          (A Development Stage Company)
================================================================================

Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                                For the Period
                                                                                                 July 1, 1995
                                                                     Three Months Ended           (inception)
                                                               September 30,    September 30,   to September 30,
                                                                    2005             2004             2005
                                                               -------------    -------------    -------------
Cash flows from operating activities:
    Net loss                                                   $    (292,878)   $      (1,515)   $    (390,966)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation                                                     367               --              367
        Stock based compensation                                     180,036               --          180,036
        Stock and warrants issued in exchange for services            11,564               --          341,564
        Changes in operating assets and liabilities:
            Other current assets                                     146,168               --         (195,730)
            Other long term assets                                   (98,926)              --          (98,926)
            Accounts payable and accrued liabilities                 (24,081)           1,400           35,077
                                                               -------------    -------------    -------------

    Net cash used in operating activities                            (77,750)            (115)        (128,578)
                                                               -------------    -------------    -------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (7,337)              --           (7,337)
  Software development costs                                         (41,600)              --          (41,600)
                                                               -------------    -------------    -------------

    Net cash used in investing activities                            (48,937)              --          (48,937)
                                                               -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                     --               --          516,000
                                                               -------------    -------------    -------------

    Net cash provided by financing activities                             --               --          516,000
                                                               -------------    -------------    -------------

Net (decrease) increase in cash and cash equivalents                (126,687)            (115)         338,485

Cash and cash equivalents at beginning of period                     465,626            3,991              454
                                                               -------------    -------------    -------------

Cash and cash equivalents at end of period                     $     338,939    $       3,876    $     338,939
                                                               =============    =============    =============

    Supplemental disclosure of noncash investing activities:
            Issuance of common stock in exchange for other
              intangible assets                                $     300,000    $          --    $     300,000

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                        condensed financial statements.

Digicorp
Notes to Condensed Financial Statements (Unaudited)
September 30, 2005

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management's estimates.

The interim condensed financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The condensed interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

Liquidity

Since June 30, 1995, the Company has been a development stage enterprise with recurring losses that has relied upon the issuance of its common stock to fund operations. Management believes that existing cash resources should be adequate to fund its operations through the end of the Company's current fiscal year, June 30, 2006. However, long term liquidity is dependent on the Company's ability to attain future profitable operations.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted SFAS 123(R) as of July 1, 2005. Since the Company had no outstanding options as of June 30, 2005 and September 30, 2004, SFAS 123(R) would have had no impact on the Company's financial statements had the Company elected to adopt the provisions of SFAS 123(R) in an earlier period. During the three months ended September 30, 2005, the Company had stock-based compensation expense of $168,786, from the issuance of 5,100,000 options to purchase shares of the Company's common stock, included in reported net loss of $292,878. All options that we granted in 2005 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

Digicorp
Notes to Condensed Financial Statements (continued)
September 30, 2005

                                                        Three months ended
                                                          September 30,
                                                   -----------------------------
                                                       2005            2004
                                                   ------------     ------------

      Weighted average risk free interest rates            3.75%              --

      Weighted average life (in years)                     3.55               --

      Volatility                                            155%              --

      Expected dividend yield                                 0%              --

      Weighted average grant-date fair value
        per share of options granted               $       0.56     $         --

OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 in connection with its purchase of the iCodemedia Assets from our Chief Technology Officer, a related party, during September 2005 (see note 4). Upon adoption of SFAS No. 142, the Company recorded the iCodemedia Assets as other intangible assets, as those assets met the criteria under SFAS No. 142 for separate identification. The Company will perform an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", at least annually, unless events and circumstances indicate that such assets might be impaired.

3. LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic loss per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Options and warrants outstanding as of September 30, 2005 to purchase 10,575,000 and 3,050,000 shares of common stock, respectively were not included in the computation of diluted net loss per common share for the three months ended September 30, 2005, as their inclusion would have been antidilutive. At September 30, 2004 there were no outstanding options or warrants. See note 8 for subsequent cancellation of warrants.

4. EQUITY TRANSACTIONS

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

In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at approximately $325,000 and is being amortized over the term of the agreement. At September 30, 2005 the unamortized balance is $293,478. Of this balance $195,652 is included in other current assets and $98,926 is included in other long term assets.

On September 19, 2005, the Company entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and constitute nominal assets of the Company. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock valued at $300,000. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment (see Other Intangible Assets). The issuance of shares of common stock to Mr. Gatch was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2005, we entered into a non-binding Letter of Intent (the "LOI") to purchase (the "Acquisition") all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew"). As proposed in the LOI, upon closing the Acquisition, we would issue 20 million shares of our common stock to the shareholders of Rebel Crew as compensation for the issued and outstanding capital stock of Rebel Crew. Also on September 30, 2005, the Company entered into a Term Sheet (the "Term Sheet") to purchase a $345,435 loan receivable (the "Loan Receivable") of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), in exchange for the issuance to Rebel Holdings of a $345,435 principal amount convertible note (the "Note"). The Loan Receivable constitutes monies loaned by Rebel Holdings to Rebel Crew to pay for operating expenses of Rebel Crew. The proposed Note would have a term of five years from closing, would bear 4.5% simple interest and would be convertible into shares of the Company's common stock at a conversion price of $0.69087 per share.

Digicorp
Notes to Condensed Financial Statements (continued)
September 30, 2005

5. WARRANTS

In July 2005, the Company issued 50,000 warrants to purchase shares of common stock at $0.25 per share to a consultant. The warrants are immediately exercisable and have a five-year life. The warrants were valued at $11,500 and were expensed during the three months ended September 30, 2005.

Warrants granted during the three months ended September 30, 2005 were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, five years and 155%, respectively. As of September 30, 2005, all warrants issued remain outstanding.

Subsequent to September 30, 2005, 3,000,000 warrants issued to Bodnar Capital Management, LLC were cancelled (see note 8).

The  following  table  summarizes   information   about  common  stock  warrants
outstanding at September 30, 2005:

                              Outstanding                                              Exercisable
------------------------------------------------------------------------   -----------------------------------
                                          Weighted
                                          Average
                                         Remaining         Weighted                              Weighted
                                        Contractual         Average                               Average
    Exercise             Number             Life           Exercise             Number           Exercise
     Price            Outstanding          (Years)           Price            Exercisable          Price
----------------   ----------------   ----------------  ----------------   ----------------   ----------------
   $ 0.25 - 0.42          1,550,000               4.67            $ 0.34          1,550,000             $ 0.34

   $ 0.75 - 1.50          1,500,000               4.63              1.08          1,500,000               1.08
----------------   ----------------   ----------------  ----------------   ----------------   ----------------

   $ 0.25 - 1.50          3,050,000               4.65            $ 0.70          3,050,000             $ 0.70
================   ================   ================  ================   ================   ================

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2005 and June 30, 2004 are comprised of the following:

                                         September 30,         June 30,
                                             2005               2005
                                       ----------------   ----------------

      Professional fees - legal        $         25,000   $         30,000

      Professional fees - other                   5,750             10,000

      Related party liability                        --             17,295

      Accrued - other                             4,327              1,863
                                       ----------------   ----------------

                                       $         35,077   $         59,158
                                       ================   ================

Digicorp
Notes to Condensed Financial Statements (continued)
September 30, 2005

7. RELATED PARTY TRANSACTIONS

At September 30, 2005 and June 30, 2005, the Company has a liability of $0 and $17,295, respectively, due to an entity that owned approximately 20% of the outstanding shares of the Company's common stock. The liability is unsecured, non-interest bearing and due on demand.

8. SUBSEQUENT EVENTS

On October 24, 2005, the Company cancelled warrants issued to Bodnar Capital Management, LLC ("Bodnar Capital") to purchase 3,000,000 shares of the Company's common stock and issued warrants under terms similar to the cancelled warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $0.01. The cancelled warrants were initially issued to Bodnar Capital on April 5, 2005 pursuant to a subscription agreement with Bodnar Capital, whereby the Company sold Bodnar Capital 2,941,176 shares of the Company's common stock and warrants to purchase an additional 3,000,000 shares of the Company's common stock. The Company received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital. The warrants were exercisable for a period of five years, were callable, under certain situations, upon 30 days prior written notice, and had exercise prices as follows: (a) 500,000 shares with an exercise price of $0.25; (b) 500,000 shares with an exercise price of $0.35; (c) 500,000 shares with an exercise price of $0.42; (d) 500,000 shares with an exercise price of $0.75; (e) 500,000 shares with an exercise price of $1.00; (f) 500,000 shares with an exercise price of $1.50. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. On November 2, 2005, Bodnar Capital exercised its warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $0.01.

On November 11, 2005, the Company entered into a consulting agreement with Aegis Equity LLC. In the event the transactions with Rebel Crew and Rebel Holdings, discussed in Note 4, are consumated we agreed to issue Aegis Equity LLC 530,000 shares of common stock and warrants to purchase 300,000 shares of common stock with an exercise price of $0.65 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Accounting Developments

      In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for us as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We adopted Statement 123(R) as of July 1, 2005, and it did not have a material effect on our accounting for employee stock options.

Overview

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

      On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, we completed the initial transaction to transform us from that of a development stage enterprise to a digital media and content delivery company. The assets purchased consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites and the related intellectual property to provide a suite of applications and services to enable content creators the ability to publish and deliver content to existing and next generation digital media devices, such as the Apple iPod and the Sony PSP, based upon the consumers' expectation for broader and on-demand access to content and services.

      On September 30, 2005, we entered into a non-binding Letter of Intent (the "LOI") to purchase (the "Acquisition") all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew"). As proposed in the LOI, upon closing the Acquisition, we would issue 20 million shares of our common stock to the shareholders of Rebel Crew as compensation for the issued and outstanding capital stock of Rebel Crew. Rebel Crew was founded in 2001 and is film licensing and distribution company of Latino home entertainment products. Rebel Crew currently maintains more than 200 Spanish language films and serves some of the nation's largest wholesale, retail, catalog, and e-commerce accounts. Rebel Crew's titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States and Canada.

      Also on September 30, 2005, the Company entered into a Term Sheet (the "Term Sheet") to purchase a $345,435 loan receivable (the "Loan Receivable") of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), in exchange for the issuance to Rebel Holdings of a $345,435 principal amount convertible note (the "Note"). The Loan Receivable constitutes monies loaned by Rebel Holdings to Rebel Crew to pay for operating expenses of Rebel Crew. The proposed Note would have a term of five years from closing, would bear 4.5% simple interest and would be convertible into shares of the Company's common stock at a conversion price of $0.69087 per share.

      Since the Acquisition of Rebel Crew and purchase of the Loan Receivable are subject to further negotiation of definitive agreements, we cannot assure our shareholders that the proposed transactions will be completed. However, we believe that the proposed transactions, if consummated, will allow us to leverage Rebel Crew's Latino content and industry relationships with the iCodemedia Assets to create a compelling digital media and content delivery company.

      We believe we have sufficient capital to continue operations until the end of our current fiscal year, June 30, 2006. After that period if we do not enter a business combination, we anticipate that our owners, affiliates, and consultants will provide sufficient capital for another year, but there can be no assurance that this expectation will be realized.

      We have incurred losses since our inception. We will continue to sustain losses until we establish profitable operations through an acquisition, or otherwise. The achievement and/or success of these planned measures, however, cannot be determined at this time. We do not expect to generate any meaningful revenue or incur significant operating expenses unless and until we either complete the proposed Acquisition with Rebel Crew or acquire an interest in another operating company.

      Our headquarters are located at 100 Wilshire Boulevard, Suite 1750, Santa Monica, CA 90401, where we occupy office space with Patient Safety Technologies, Inc. and Ault Glazer Bodnar & Company Investment Management LLC. Our office space is approximately 2,000 square feet.

Liquidity and Capital Resources

      Our total assets were $982,165 at September 30, 2005 versus $807,524 at June 30, 2005. The change in total assets is primarily attributable to an increase in intangible assets of $300,000 from our completion of the iCodemedia Asset acquisition, offset by our operating and investing activities of $77,750 and $48,937, respectively.

      At September  30, 2005 and June 30, 2005,  we had $338,939 and $465,626 in
cash and cash equivalents, respectively, representing a decrease of $126,687. During the three months ended September 30, 2005, we spent approximately $49,000 on the development of applications related to the iCodemedia Assets and other fixed assets and paid approximately $24,000 toward accrued liabilities. The remaining decrease in cash is attributed to recurring operating expenses. We believe that existing cash resources should be adequate to fund our operations for the twelve months subsequent to June 30, 2005. However, long-term liquidity is dependent on our ability to attain future profitable operations. We may undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements. We do not currently have any definitive plans or commitments for such financing and there is no assurance that we will be successful in obtaining such financing.

      Operating activities used $77,750 of cash for the three months ended September 30, 2005, compared to $115 for the three months ended September 30, 2004.

Results of Operations

Expenses

      Operating expenses were $296,654 in the three months ended September 30, 2005, and $1,515 in the three months ended September 30, 2004. Operating expenses in the September 30, 2005 three month period primarily consisted of professional fees and employee compensation.

      Professional fees for the three months ended September 30, 2005 increased approximately $68,000 over the six months ended September 30, 2004 due to significant increases in legal and other professional fees. Of this increase, approximately $47,000 related to the amortization of prepaid legal fees to Sichenzia Ross Friedman Ference LLP ("Sichenzia") pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended. We entered into this legal retainer agreement in anticipation of an increased level of legal work required to complete a business combination or acquire assets that can then be developed into a viable business, and generate revenues. Under the terms of the amended agreement, Sichenzia agreed to represent us in connection with our continuing reporting requirements, as well as our general corporate matters. The term of the agreement is from May 1, 2005 through March 31, 2007.

      In consideration for Sichenzia's services, we agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of our common stock. The common stock issued to Sichenzia was valued at approximately $325,000 and is being amortized over the term of the agreement. At September 30, 2005 we had amortized approximately $82,000. The increase in other professional fees of approximately $21,000 is attributable to services performed by consultants assisting in the development of our digital media strategy, primarily related to the iCodemedia Assets.

      At September 30, 2005, we had two full time employees as opposed to no employees at September 30, 2004. In addition to cash based employee compensation of approximately $28,000, we incurred approximately $180,000 in stock based compensation expense related to our officers, employees and non-employee directors performing services for the Company, all of which were expensed during the three months ended September 30, 2005, in accordance with SFAS 123(R). The Company valued the nonqualified stock options of $169,000 using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, two to five years and 155%, respectively. The restricted stock awards of $11,000 were valued at the closing price on the date the restricted shares were granted. During the three months ended September 30, 2004, we did not incur any stock based compensation expense.

Contractual Obligations

      We did not have any contractual obligations as of September 30, 2005

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

      As of September 30, 2005, our assets consisted of $338,939 in cash and $195,730 in other current assets, primarily comprised of prepaid legal fees. Since July 1, 1995, we have not generated any revenue. As of September 30, 2005, we had an accumulated deficit of $902,593. For the three months ended September 30, 2005 and 2004, we incurred total expenses of $296,655 and $1,515, respectively. We will, in all likelihood, continue to incur operating expenses without corresponding revenues, at least until the consummation of a business combination or the successful commercialization of assets that we acquire. As a result, we will continue to operate at a loss at least until a business combination with another company can be completed or we successfully develop acquired assets into a viable business. On September 19, 2005, we entered into an asset purchase agreement with Philip Gatch, our Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. We plan to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices such as the Apple iPod and the Sony PSP. The iCodemedia Assets are presently under development and there is no guarantee that the iCodemedia Assets will develop into a viable business.

      On September 30, 2005, we entered into a non-binding Letter of Intent (the "LOI") to purchase (the "Acquisition") all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew"). As proposed in the LOI, upon closing the Acquisition, we would issue 20 million shares of our common stock to the shareholders of Rebel Crew as compensation for the issued and outstanding capital stock of Rebel Crew. Rebel Crew was founded in 2001 and is rapidly becoming a leading film licensing and distribution company of Latino home entertainment products. Rebel Crew currently maintains more than 200 Spanish language films and serves the nation's largest wholesale, retail, catalog, and e-commerce accounts. Rebel Crew's titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States and Canada. Since the Acquisition is subject to further negotiation of definitive agreements, we cannot assure our shareholders that the proposed transactions will be completed. However, we believe that the proposed Acquisition, if consummated, will allow us to leverage Rebel Crew's Latino content and industry relationships with the iCodemedia Assets to create a compelling digital media and content delivery company. If we are unable complete a business combination, or develop assets that we acquire into a viable business, and generate revenues, our share price will likely decline.

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

      On September 19, 2005, we completed the purchase of the iCodemedia Assets from Philip Gatch, our Chief Technology Officer. As consideration for the iCodemedia Assets, we issued Mr. Gatch 1,000,000 shares of our common stock, which is approximately 7.0% of our currently outstanding shares. The consideration for the acquisition was determined by arms' length negotiations between non-interested members of our management and Mr. Gatch, but there was no formal valuation of the subject assets by an independent third party. We did not obtain a fairness opinion by an investment banking firm or other qualified appraiser. Since the acquisition of the assets did not require the approval of our stockholders, we are unable to determine whether our stockholders agree with the determination by our board of directors that the terms of the acquisition are fair and in the stockholders' best interests. If the consideration paid and the actual value of the assets acquired is less than expected, then the market value of our stock may decline.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

      Since we currently have no operations and our total assets at September 30, 2005 consisted only of $338,939 in cash and $195,730 in other current assets, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

      The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.01 to $1.37. The closing sale price for our common stock on October 19, 2005 was $0.99 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

      On July 20, 2005, as consideration for service on our Board of Directors, we granted to each of Melanie Glazer, Alice M. Campbell, Darrell Grimsley, Lynne Silverstein and William B. Horne options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. These stock options will vest quarterly over two years, with the first 31,250 options of each grant to vest
September 30, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

      On July 20, 2005, as consideration for service as our Chief Executive Officer, we granted Mr. Ault options to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share. These stock options vest quarterly over two years, with the first 250,000 options to vest September 30, 2005. On September 30, 2005, we accelerated the vesting of such options such that options to purchase 475,000 shares of common stock vested immediately. Further, such 475,000 options will be exercisable by Mr. Ault for a period of 18 months from the date of closing of the proposed acquisition of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc., a California corporation. The remaining options to purchase 1,525,000 shares of common stock, to the extent not vested in accordance with the initial grant, will be cancelled upon completing the acquisition of Rebel Crew Films, Inc. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

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

      On September 30, 2005, we granted Jay Rifkin, as interim President, options to purchase 4,400,000 shares of common stock with an exercise price of $0.85 per share, which stock options will vest annually over a period of three years from the date of closing of the proposed acquisition of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. If the acquisition of Rebel Crew Films, Inc. is not completed, such options will be cancelled. The grant of these options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On September 30, 2005, we granted Cesar Chatel, as President of Rebel Crew Films, Inc., options to purchase 800,000 shares of common stock with an exercise price of $0.85 per share, which stock options will vest annually over a period of three years from the date of closing of the proposed acquisition of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. If the acquisition of Rebel Crew Films, Inc. is not completed, such options will be cancelled. The grant of these options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On September 30, 2005, we granted Oscar Carreno, as Director of Sales of Rebel Crew Films, Inc., options to purchase 150,000 shares of common stock with an exercise price of $0.85 per share, which stock options will vest annually over a period of four years from the date of closing of the acquisition of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. If the acquisition of Rebel Crew Films, Inc. is not completed, such options will be cancelled. The grant of these options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On September 30, 2005, we granted Ian Monsod, as Manager of Operations of Rebel Crew Films, Inc., options to purchase 125,000 shares of common stock with an exercise price of $0.85 per share, which stock options will vest annually over a period of four years from the date of closing of the acquisition of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. If the acquisition of Rebel Crew Films, Inc. is not completed, such options will be cancelled. The grant of these options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On November 11, 2005, we issued 530,000 shares of common stock to Aegis Equity LLC. On the same date we also issued Aegis Equity LLC warrants to purchase 300,000 shares of common stock with an exercise price of $0.65 per share exercisable for a term of five years. These shares of common stock and warrants were issued as compensation for investor relations and advisory services in connection with our proposed acquisition of Rebel Crew Films, Inc. The issuance of these securities was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5.   Other Information.

      On November 11, 2005, we entered into a consulting agreement with Aegis Equity LLC. Such services include M&A advisory services related to the proposed acquisition of Rebel Crew Films, Inc. and certain loans receivable of Rebel Crew Holdings LLC, including performance and coordination of due diligence, advice on integration, legal affairs, and communications advisory services. As consideration for such services we agreed to issue Aegis Equity LLC 530,000 shares of common stock and warrants to purchase 300,000 shares of common stock with an exercise price of $0.65 per share. In addition, one of our principal stockholders, Patient Safety Technologies, Inc., agreed to pay Aegis Equity LLC cash from the sale of 100,000 shares of our common stock held by such stockholder. The consulting agreement terminates immediately upon the earlier of 120 days from execution, mutual written agreement among the parties to terminate or a breach by either party of the consulting agreement. The above securities will be issued pursuant to an exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits.

Exhibit Number    Description
--------------    --------------------------------------------------------------

3.1 Bylaws (Incorporated by reference to Digicorp's registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)
3.2 Amendment No. 1 to Bylaws (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on July 21, 2005)
10.1 Binding Letter of Intent to purchase iCodemedia Assets, dated July 15, 2005, among Digicorp and Philip Gatch (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on July 21, 2005)
10.2 Asset Purchase Agreement made as of September 19, 2005 by and among Digicorp and Philip Gatch (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)
10.3 Employment Agreement effective as of September 20, 2005 by and between Digicorp and Philip Gatch (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)
10.4 Consulting Agreement entered into November 11, 2005 among Digicorp, Aegis Equity LLC and Patient Safety Technologies, Inc.
99.1 Letter of Intent to purchase the outstanding capital stock of Rebel Crew Films, Inc. dated September 30, 2005 among Digicorp, Rebel Crew Films, Inc. and the stockholders of Rebel Crew Films, Inc. (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on October 5, 2005)
99.2 Term Sheet dated September 30, 2005 among Digicorp and Rebel Holdings, LLC (Incorporated by reference to Digicorp's Form 8-K filed with the Securities and Exchange Commission on October 5, 2005)
31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DIGICORP


      Dated: November 14, 2005               By: /s/ William B. Horne
                                                 -------------------------------
                                                 William B. Horne
                                                 Chief Executive Officer, Chief
                                                 Financial Officer and Principal
                                                 Accounting Officer