Form 10KSB
period 2005-12-31
DIGICORP
filed 2006-04-06
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________


                                    DIGICORP
                                    --------
                 (Name of small business issuer in its charter)


            UTAH                                       87-0398271
            ----                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  4143 Glencoe Avenue, Marina Del Rey, CA 90292
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone Number: (310) 728-1450

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $334,110

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 30, 2006, was $18,156,019.

      As of March 30, 2006, the issuer had 37,028,320 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                                          Page
                                                     PART I
Item 1.     Description of Business..........................................................................................1
Item 2.     Description of Property.........................................................................................10
Item 3.     Legal Proceedings...............................................................................................10
Item 4.     Submission of Matters to a Vote of Security Holders.............................................................10

                                                     PART II
Item 5.     Market for Common Equity and Related Stockholder Matters........................................................10
Item 6.     Management's Discussion and Analysis or Plan of Operation.......................................................13
Item 7.     Financial Statements............................................................................................18
Item 8.     Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................................................................34
Item 8A.    Controls and Procedures.........................................................................................34
Item 8B.    Other Information...............................................................................................34

                                                    PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...............................................................35
Item 10.    Executive Compensation..........................................................................................37
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.................................................................................40
Item 12.    Certain Relationship and Related Transactions...................................................................42
Item 13.    Exhibits........................................................................................................43
Item 14.    Principal Accountant Fees and Services..........................................................................45

SIGNATURES..................................................................................................................46

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

      Digicorp was incorporated on July 19, 1983 under the laws of the State of Utah for the purpose of developing and marketing computer software programs. From 1983 to 1995, our sales and investments were attributable to the sale of computer software and investments related to oil, gas and mining.

      On June 30, 1995, we became a development stage enterprise when we sold our assets. Since June 30, 1995, we have been in the developmental stage and until September 19, 2005 have had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. In August 2001, we elected to file a Form 10-SB registration statement with the SEC on a voluntary basis in order to become a reporting company under the Exchange Act.

      On December 29, 2005, we acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), in consideration for the issuance of 21,207,080 shares of common stock (the "Purchase Price") to the shareholders of Rebel Crew Films. From the Purchase Price, 4,000,000 shares are held in escrow pending satisfaction of certain performance milestones. In addition, from the Purchase Price, 16,666,667 shares are subject to lock up agreements as follows: (a) 3,333,333 shares are subject to lockup agreements for one year; (b) 6,666,667 shares are subject to lockup agreements for two years; and (c) 6,666,667 shares, of which the 4,000,000 escrowed shares are a component, are subject to lockup agreements for three years.

      In connection with the acquisition of Rebel Crew Films, on December 29, 2005 we entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, pursuant to which we purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,307 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of our assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of our common stock at the rate of $1.112614 per share. Jay Rifkin, our Chief Executive Officer and one of our directors, is the sole managing member of Rebel Holdings, LLC.

      Also in connection with the acquisition of Rebel Crew Films, Jay Rifkin and certain other of our shareholders entered into a voting agreement authorizing Mr. Rifkin to vote the shares of common stock owned by such parties to designate or elect a simple majority of our Board of Directors, one of whom will be Mr. Rifkin, and to designate or elect the remaining directors chosen by Milton "Todd" Ault, III, our former Chairman and Chief Executive Officer.

      Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films currently maintains approximately 300 Spanish language films and plans to serve the nation's largest wholesale, retail, catalog, and e-commerce accounts.

      The below description of our business includes the operations of our wholly owned subsidiary Rebel Crew Films.

OVERVIEW

      We are an aggregator and distributor of programming content and a developer of multi-media technologies with operations concentrated primarily in the internet and television business segments.

      Together with our subsidiaries, we are primarily engaged in the business of developing and distributing programming content, multi-media technologies, and advertising via the internet. We expect that within the next 12 months we will expand our advertising to video and music-on-demand ("VOD"), as well as other alternative music and video programming formats in the United States and internationally. We will focus a significant amount of our available resources to obtain the exclusive distribution rights for additional content through development, acquisition or licensing arrangements.

      We currently generate revenue through either licensing agreements with third parties that distribute our licensed content or through direct sales. Our typical licensing agreement consists of a three to five-year contract that carries a 15% - 50% royalty on gross sales of licensed product. We are currently expanding our sales force to focus on direct sales of our licensed content and expect to see a significant shift in revenues, which have historically been predominately from licensing agreements, to direct sales.

      We believe that opportunities exist in the VOD space to reach a larger customer base for the distribution of our content as well as an opportunity to generate advertising revenue. We will actively pursue this potential source of revenue during the year ending December 31, 2006.

      Our primary  operations are conducted through our wholly owned subsidiary:
Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our iCodemedia assets that we acquired on September 19, 2005. We are organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States, but with the asset acquisitions of iCodemedia and PerreoRadio.com (described below) we expect a portion of our future revenues will be from other countries. Revenue sources could be from distribution of content, advertising and licensing.

REBEL CREW FILMS, INC.

      Rebel Crew Films was founded in 2001 and our goal is to become a leading distributor of Latino home entertainment products. Developed to target Spanish speaking consumers who increasingly demand new Latino content and classic Spanish language movies, we offer producers and content-providers a flexible option to the larger Hollywood studio distributors and have emerged as a company that attracts premiere home entertainment products.

      Our specialty orientation provides our content partners with focused attention and value-added marketing services that are not accessible from major Hollywood studios or rental product distributors. We currently maintain and distribute approximately 300 Spanish language films, of which we control the exclusive distribution rights to approximately 40. The films in which we control the exclusive distribution rights are expected to provide us with greater profit margins as we expand our direct sales force. We believe that the overall percentage of our titles, as compared to the total amount of titles that we distribute, will increase as this happens. Our content library currently consists of approximately 130 titles for which we directly control the distribution rights and as we expand our direct sales force and increase the number of customers that purchase content directly from us we believe that we will be able to effectively promote our content such that it will begin to represent a larger percentage of the total numbers of films that we distribute.

      Our titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States of America and Canada. Our diverse Spanish language programming includes: new releases, classic Mexican cinema, animation, cult, sports, martial arts, family entertainment, and more.

      On February 7, 2006, we entered into an asset purchase agreement with Matthew B. Stuart pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Assets"): PerreoRadio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. As consideration for the Assets, we issued Mr. Stuart and his nominees an aggregate of 100,000 shares of common stock. All such shares of common stock are subject to lock up agreements as follows: 25,000 shares are subject to a lock up agreement for one year; 25,000 shares are subject to a lock up agreement for two years; and 50,000 shares are subject to a lock up agreement for three years.

      On February 7, 2006, in accordance with the purchase of the Assets, we entered a three-year employment agreement with Mr. Stuart and granted Mr. Stuart options to acquire 400,000 shares of common stock at an exercise price equal to the closing price on the date of grant. The exercise of such options is subject to certain vesting provisions.

      PerreoRadio.com is a Latino based community website that offers online radio shows from some of the top DJ's in the Reggaeton genre. Our intent is to become a recognized leader in the Spanish-language and Hispanic-targeted markets by capturing the top DJ's in this area and expanding into 12 - 15 markets to syndicate the shows. Currently, we operate in four markets: San Francisco, Los Angeles, Chicago and New York City.

ICODEMEDIA

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

      Initially  the  Company  plans  to  utilize  the  iCodemedia   Assets  for
distribution of its content but ultimately the Company expects to license the technology to others for distribution of third-party content.

      Ultimately, we intend to develop our iCodemedia Assets as an enterprise software publishing solution for next generation content delivery devices such as the Apple iPod, Sony Playstation and multimedia enabled mobile phones. We are developing a suite of applications and services that allow for the enterprise workflow management, processing, distribution and control of content for these next generation devices and for emerging content delivery platforms. The applications provide content producers, advertisers, and marketers new revenue models built around these emerging platforms with enhanced user data, reporting, and accountability.

      Our strategy for the iCodemedia Assets is to pinpoint unexploited and unrealized market opportunities that emerge from this evolving media landscape and build solutions around them. In particular, the company is focusing on new markets that arise from the following sources:

      o Podcasting (the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers); and
      o     Advertising

      We will work with content developers, entertainment companies, advertising agencies, music talent, labels, reps, distributors, as well as software and engineering companies to address the needs and requirements of the next generation of content development delivery technologies.

      We have focused on extending our marketing platform and access to Internet users beyond www.perreoradio.com through our distribution network of third party entities who have integrated our links to websites and through other co-branding opportunities.

      We plan to utilize the proprietary assets from the iCodemedia asset acquisition to podcast not only the music videos created and produced by us but also our library of Spanish language films which we licensed or have purchased form third parties. Source content is available through www.perreoradio.com. The site also offers the ability to increase our presence through online traffic to Rebel Crew Films as well as offline through live events in the 12 - 15 markets that we will target.

CONTENT AND TECHNOLOGY DEVELOPMENT

      We will seek to enhance our product suite and content library through internal development and acquisition opportunities.

      Our programming for PerreoRadio.com  currently originates in four markets:
Los Angeles, Chicago, New York City, and San Francisco. We intend that studio facilities in Marina Del Rey, CA will house our music library, facilities for programming origination, programming personnel and facilities to transmit programming in those markets.

      Our development and production teams are located in Marina Del Rey, CA. We did not incur any product development expenses in the prior years but have begun to incur these expenses as a result of our initial music video production that is scheduled for release in May of 2006.

CUSTOMERS

      For direct sales, our sales associates focus on small retail stores across the country. Currently, the sales force manages more than 1,100 active retail store customers. For other licensing activities, there are two companies: BCI Eclipse LLC, which has licensed approximately 20 titles: and VAS Entertainment/Rise Above Entertainment ("VAS/RA"), which has licensed approximately 20 titles from us. They function as manufacturers for our DVD inventory for those titles, as well as distributors to large retailers like Wal-Mart. The agreements with these companies consist of a term of three to five years granting the companies the right to manufacture, promote, and distribute the licensed movies for a 15% - 50% royalty on gross sales, depending on title. Besides our direct selling effort through telemarketing, we market our products by placing print ads in a variety of Latino trade magazines as well as through our website. We have a dedicated 1-800 toll free number for sales inquiries.

SUPPLIERS

      We have three categories of suppliers - movie licensors, DVD manufacturers, and finished goods suppliers. Movie licensors consist of Spanish-language movie license holders primarily from Mexico who enter licensing agreements with us to manufacture and distribute their movies. We are currently in contract with eight different licensors of content. From these agreements, we have manufactured approximately ten titles. Agreements with these companies consist of either a fixed license fee or a 40-60% royalty on net revenues for the right to manufacture, promote and distribute the films for four to five years, depending on title.

      For the manufacture of DVDs, our principal supplier is a company called Reptek. We do not have a written agreement with this supplier. There is no dependency on this supplier as the supply of DVD manufacturing companies is broad and there are many potential firms that can be employed to supply our products.

      For DVD titles not owned or licensed by us, a number of finished goods vendors are utilized. Among them are Ventura Distribution, Inc., Venevision International, Inc., Universal Music and Video Distribution, Inc. ("UMVD"), Lions Gate Entertainment Corp and Cozumel Films. Ventura Distribution currently supplies us with approximately 21 movies distributed by Unicine, a division of Univision Communications, Inc. Venevision International has the highest number of titles, providing us with approximately 51 films. UMVD currently supplies us with approximately 36 films and Cozumel Films provides us with three films. There are no written agreements with any of these companies to supply us with films.

      We are currently expanding our sales force to focus on direct sales of our licensed content. We are shifting our efforts on direct selling due to two primary reasons: (1) poor reliability of third party distributors generally to pay royalties on time; and (2) to eliminate dependence on third party distributors to distribute our product as one of many other products they also sell.

MARKETING

      We market our products and services through a broad array of programs and media formats, including video, internet, advertising campaigns, telemarketing, print advertisements, retail distribution, and web advertising. Other marketing strategies include online and offline cross-promotion and co-branding with a wide variety of partners.

COMPETITION

      We operate in the market for media products, services and content development and delivery, which is a highly competitive market characterized by rapid change, converging technologies, and increasing competition from companies offering communication, video, music, on-demand information and entertainment services integrated into other products and media properties. Globally, our most significant competition is from Univision Communications, Inc. and Navarre Corp.

      The principal competitive factors relating to attracting and retaining users include the quality and relevance of our advertising; the effectiveness and efficiency of our marketing services; the accessibility, integration and personalization of the online services that we offer on our website; and the creativity of the marketing solutions that we offer.

      We also face competition from companies focused on markets where expertise in a particular segment of the market (e.g., radio, internet, television) may provide them a competitive advantage.

      Although accurate numbers are difficult to obtain due to the hesitation of privately owned distribution companies to divulge sales figures, an independent study by Estrenos magazine (a Latin Entertainment Trade Journal) estimates that the Latino home video distribution market for the first six months of 2005 sold more than three million units in the United States. According to Estrenos magazine, of that number three distributors accounted for approximately 80% of those sales - Laguna Films (43%), Ventura/Studio Latino (26%), and Xenon/Televisa (13%) (data provided by each distributor or source). Other participants in the Latino home video distribution market include Image Entertainment (7%), Latin Vision (5%), Brentwood Home Video (3%), Pro-Active Entertainment (2%), and Vanguard Latino (1%) (Source: Estros magazine, September/October 2005). Based on these sales performance figures, our monthly sales average currently represents approximately 1.25% of the monthly average of DVD sales volume in the Latino video entertainment industry

      Additionally, major U.S. movie studios have ventured into servicing the Latino home video market as well, selling approximately 1.5 million units in the first half of 2005. Of that amount, approximately 60% of sales were dominated by three studios - MGM Home Entertainment (26%), Columbia Tri-Star (18%) and Lions Gate Films (16%). Other such competitors include UMVD/Visual Entertainment (12%), BVHE/Disney (8%), Warner Home Video (8%), and Fox Home Entertainment (3%) (Source: Estros magazine, September/October 2005).

      We also compete with retail music and video stores, including online stores, dominated by large companies such as Netflix, Blockbuster, Trans World Entertainment, and Movie Gallery Inc.

      We may also face competition from businesses that have announced plans to deliver entertainment and media content through cell phones and other wireless devices. Sprint Nextel, Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications recently announced they are forming a joint venture to work toward accelerating the convergence of video entertainment, wireline and wireless data and communications products and services to provide customers throughout the United States access to advanced integrated entertainment, including streaming television programming, music, video clips, games and pre-recorded DVR programs, communications and wireless products.

      We believe that we can effectively compete in the Latino home video markets primarily by offering competitive prices on a wide variety of quality titles through direct selling efforts targeted at retail stores across the entire United States.

SEASONALITY

      Our performance may be affected by seasonal revenue fluctuations and variation in demand between local and national advertisers. The Company's revenues may vary throughout the year. As is typical in the distribution of content, the first calendar quarter generally produces the lowest revenues.

GOVERNMENT REGULATION

      We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business. There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.

EMPLOYEES

      As of March 27, 2006, we employed 14 full time employees and 2 part time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

AVAILABLE INFORMATION

      We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC's website at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES AND OUR FINANCIAL RESULTS.

      For the years ended December 31, 2005 and 2004, we generated revenues of $334,110 and $27,963, respectively, and incurred net losses of $357,561 and $37,643, respectively. At December 31, 2005, we had a working capital surplus of $32,276 and an accumulated deficit of $397,862. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

OUR LICENSE REVENUES ARE DEPENDENT UPON THE REVENUES OF OUR CUSTOMERS. IF THE CONTENT WHICH WE LICENSE TO CUSTOMERS IS NOT USED IN VIDEOS WHICH BECOME POPULAR AMONG THE VIEWING PUBLIC, OUR REVENUES MAY DECLINE.

      We generate revenue through either licensing agreements with third parties that distribute our licensed content or through direct sales. Our typical licensing agreement consists of a three to five-year contract that carries a 15%
- 50% royalty on gross sales of licensed product. If the content which we license to customers is not used in videos which become popular among the viewing public, our revenues may decline.

OUR OPERATING SUBSIDIARY REBEL CREW FILMS HAS A LIMITED OPERATING HISTORY AND THEREFORE WE CANNOT ENSURE THE LONG-TERM SUCCESSFUL OPERATION OF OUR BUSINESS OR THE EXECUTION OF OUR BUSINESS PLAN.

      Our operating subsidiary Rebel Crew Films was organized under the laws of the State of California on August 7, 2002. Because Rebel Crew Films has a limited operating history, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in evolving markets, such as the Latino home video distribution market in which we operate. While to date we have not experienced these problems, we must meet many challenges including:

      o Establishing and maintaining broad market acceptance of our products and converting that acceptance into direct and indirect sources of revenue;

      o     Establishing and maintaining our brand name;

      o     Timely and successfully developing new content and films;

      o Developing content that results in high popularity among the viewing public;

      o Developing and maintaining strategic relationships to enhance the distribution and features of our video content.

      Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed and we may experience a decrease in revenues.

IF WE ARE UNABLE TO LICENSE OR ACQUIRE COMPELLING CONTENT AT REASONABLE COSTS OR IF WE DO NOT DEVELOP COMPELLING CONTENT, THE NUMBER OF USERS OF OUR SERVICES MAY NOT GROW AS ANTICIPATED, OR MAY DECLINE, WHICH COULD HARM OUR OPERATING RESULTS.

      Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online and other multi-media properties and programming and delivery technologies. We distribute some of the content that we license on our online properties, such as audio and video content from third parties. We have been providing increasing amounts of audio and video content to our users as reflected in the increase in direct sales of our content and we believe that users will increasingly demand high-quality audio and video content, such as music, film, and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, our entertainment properties rely on film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. In addition, as new methods for accessing and delivering content through media formats becomes available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, some of our content licenses with third parties may be non-exclusive. Accordingly, content providers and other media sources such as radio or television may be able to offer similar or identical content and technologies. This increases the importance of our ability to deliver compelling content and media technologies in order to differentiate from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies acquire develop and/or distribute content that is similar to or the same as that provided by us, or if we do not develop compelling content or media technologies, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

WE MAY INCUR SUBSTANTIAL COSTS ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS AND ANY DIFFICULTY WITH ENFORCING SUCH RIGHTS MAY CAUSE OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO SUFFER.

      The  decreasing  cost of  electronic  and computer  equipment  and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. Similarly, advances in Internet technology have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. Unauthorized copies and piracy of these products compete against legitimate sales of these products. Our revenues are derived from our licensed video content that is potentially subject to unauthorized copying and widespread, uncompensated dissemination on the Internet. If our proprietary video content is copied and distributed without authorization we may incur substantial costs enforcing our intellectual property rights. If we fail to obtain appropriate relief or enforcement through the judicial process, or if we fail to develop effective means of protecting our intellectual property, our results of operations and financial condition may suffer.

OUR CONTENT ASSETS MAY NOT BE COMMERCIALLY SUCCESSFUL WHICH WOULD CAUSE OUR REVENUES TO DECLINE.

      Our revenue comes from the production and distribution of video content for use in Latino home video. The success of content offerings depends primarily upon their acceptance by the public, which is difficult to predict. The market for these products is highly competitive and competing products are often released into the marketplace at the same time. The commercial success of a video production depends on several variable factors, including the quality and acceptance of competing offerings released into the marketplace at or near the same time and the availability of alternative forms of entertainment and leisure time activities. Our business is particularly dependent on the success of a limited number of releases, and the commercial failure of just a few of these releases can have a significant adverse impact on results. Our failure to obtain broad consumer appeal in the Latino community could materially harm our business, financial condition and prospects for growth.

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

      Since we have limited operating history and our total assets at December 31, 2005 consisted only of $54,518 in cash and total current assets of $502,727, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

IF WE DO NOT MAINTAIN THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS, WE MAY NEVER DEVELOP BUSINESS OPERATIONS.

      Our success is dependent upon the continued service of our current executive officers. To date, we have entered into a written employment agreement with Jay Rifkin, our Chief Executive Officer, and Philip Gatch, our Chief Technology Officer, and none of our other executive officers. We do not have key man life insurance on any of our executive officers. While none of our executive officers currently has any definitive plans to retire or leave our company in the near future, any of such persons could decide to leave us at any time to pursue other opportunities. The loss of services of any of our executive management team could cause us to lose revenue.

RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

      The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.06 to $2.05. The closing sale price for our common stock on March 27, 2006 was $1.30 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We lease our principal executive office located at 4143 Glencoe Avenue, Marina Del Rey, California 90292. The leased office space is approximately 3,800 rentable square feet. The lease contract term is seven years and two months commencing August 1, 2005 and ending September 30, 2012. Base rent under the lease is $5,890 per month payable on the first day of each month commencing August 15, 2005. Additionally, the first two months (August to September 2005) had a base rent of $8,835 and a security deposit of $5,890 was required upon signing.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

      Our common stock is currently quoted on the OTC Bulletin Board under the symbol "DGCO." For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                       Fiscal 2006            Fiscal 2005            Fiscal 2004
                                  ---------------------  --------------------- ----------------------
Fiscal Quarter                        High       Low         High       Low        High        Low
--------------------------------- ---------- ----------  ---------- ---------- ----------- ----------

First Quarter Ended March 31      $   2.05   $   1.10    $   0.35   $    0.13  $     0.13  $   0.06
Second Quarter Ended June 30      $     --   $     --    $   0.45   $    0.18  $     0.18  $   0.07
Third Quarter Ended September 30  $     --   $     --    $   1.37   $    0.20  $     0.35  $   0.06
Fourth Quarter Ended December 31  $     --   $     --    $   1.90   $    0.65  $     0.35  $   0.07

HOLDERS

      As  of  March  27,  2006,   our  shares  of  common  stock  were  held  by
approximately 289 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

      We sold the following equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      All of the below unregistered issuances of securities were made pursuant to the exemptions from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D, promulgated thereunder. Except as expressly set forth below the individuals and entities to which we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. For each transaction exempt pursuant to Regulation D, each of the below security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the below-referenced persons had access to our Securities and Exchange Commission filings.

      All warrants described below generally expire five years from the date of grant and all options described below expire ten years from the date of grant.

      On May 18, 2005, we sold 2,941,176 shares of common stock and warrants (the "May Warrants") to purchase an aggregate of 3,000,000 shares of common stock with exercise prices ranging from $0.25 to $1.50 per share to Bodnar Capital Management, LLC ("Bodnar Capital"). On October 27, 2005, we entered into an agreement with Bodnar Capital to cancel the May Warrants in exchange for the issuance of a warrant to purchase 500,000 shares of common stock with a an exercise price of $0.01 per share exercisable for a period of five years. On November 2, 2005, Bodnar Capital exercised its warrant for cash and we issued Bodnar Capital 500,000 shares of common stock. The issuance of these securities was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On July 20, 2005, as consideration for investor relation consulting services, we granted options to Steve Jafarzadeh to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. 25,000 of these options have vested and the remaining 75,000 options were cancelled on December 29, 2005. This grant was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for business development consulting services, we granted options to Nicolas Soichet to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. 50,000 of these options have vested and the remaining 50,000 options were cancelled on December 29, 2005. This grant was exempt from registration requirement pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service on our Board of Directors, we granted to each of Melanie Glazer, Alice M. Campbell, Darrell Grimsley, Lynne Silverstein and William B. Horne options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. 62,500 of such options vested to Ms. Glazer, 250,000 vested to Ms. Campbell, 62,500 vested to Mr. Grimsley, 75,000 vested to Ms. Silverstein, 200,000 vested to Mr. Horne, and the remaining options of such individuals were cancelled on December 29, 2005. The issuance of these stock options was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as Chairman of our Audit Committee, we granted Alice M. Campbell options to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. All of these stock options are vested. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as a member of our Audit Committee, we granted Melanie Glazer options to purchase 50,000 shares of common stock with an exercise price of $0.25 per share. 12,500 of such options have vested and the remaining options were cancelled upon Ms. Glazer's resignation from the Board of Directors on December 29, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Executive Officer, we granted Milton "Todd" Ault, III options to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share. These stock options vest quarterly over two years beginning September 30, 2005. Effective September 30, 2005, the Board of Directors accelerated the vesting of 475,000 of such options and fixed the expiration date of the options to 18 months after completing the acquisition of Rebel Crew Films. The remaining stock options were cancelled upon Mr. Ault resigning as an officer and director. The issuance of these stock options was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our President of Operations, we granted Kathryn Queen options to purchase 750,000 shares of common stock with an exercise price of $0.25 per share. 237,500 of these options have vested and the remaining options were cancelled upon Ms. Queen's resignation on December 29, 2005. Also on July 20, 2005, as an incentive bonus, subject to certain milestones being achieved prior to December 31, 2006, we agreed to grant Ms. Queen options to purchase 750,000 shares of common stock. These stock options were cancelled upon Ms. Queen's resignation on December 29, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Technology Officer, we granted Philip Gatch options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. All of these options are vested. Also on July 20, 2005, we agreed to issue restricted stock valued at $12,500 quarterly during the three-year term of his employment as Chief Technology Officer. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Chief Financial Officer, we granted William B. Horne options to purchase 250,000 shares of common stock with an exercise price of $0.25 per share. 200,000 of these options are vested and the remaining 50,000 were cancelled. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as our Controller, we granted Jeanne Olsky options to purchase 100,000 shares of common stock with an exercise price of $0.25 per share. These stock options vest quarterly over two years beginning September 30, 2005. 50,000 of these options have vested and the remaining options were cancelled upon Ms. Olsky's resignation on December 29, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for service as the our Corporate Secretary, we granted Lynne Silverstein options to purchase 150,000 shares of common stock with an exercise price of $0.25 per share. These stock options vest quarterly over two years beginning September 30, 2005. 37,500 of these options have vested and the remaining options were cancelled upon Ms. Silverstein's resignation on December 29, 2005. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On July 20, 2005, as consideration for consulting services valued at $11,563.59, we granted Sothi Thillairajah warrants to purchase 50,000 shares of common stock with an exercise price of $0.25 per share. 50% of these warrants vested on July 20, 2005 and the remaining 50% vested on September 30, 2005. The issuance of these warrants was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On September 19, 2005, we purchased the certain website domain names and related intellectual property from Phlip Gatch, our Chief Technology Officer. As consideration for these assets we issued Mr. Gatch 1,000,000 shares of common stock. The issuance of these shares to Mr. Gatch was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On September 30, 2005, we granted Jay Rifkin, our Chief Executive Officer, options to purchase 4,400,000 shares of common stock with an exercise price of $0.85 per share, which stock options vest annually over a period of three years from the date of closing the acquisition of Rebel Crew Films. The issuance of these stock options was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On September 30, 2005, we granted Cesar Chatel, as President of Rebel Crew Films, options to purchase 800,000 shares of common stock with an exercise price of $0.85 per share, which stock options vest annually over a period of three years from the date of closing the acquisition of Rebel Crew Films. The issuance of these stock options was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act.

      On September 30, 2005, we granted Oscar Carreno, as Director of Sales of Rebel Crew Films, options to purchase 150,000 shares of common stock with an exercise price of $0.85 per share, which stock options vest annually over a period of four years from the date of closing the acquisition of Rebel Crew
Films. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On September 30, 2005, we granted Ian Monsod, as Manager of Operations of Rebel Crew Films, options to purchase 125,000 shares of common stock with an exercise price of $0.85 per share, which stock options vest annually over a period of four years from the date of closing the acquisition of Rebel Crew
Films. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On September 30, 2005, as consideration for M&A advisory services in connection with the acquisition of Rebel Crew Films, Inc., we granted Aegis Equity LLC warrants to purchase 300,000 shares of common stock with an exercise price of $0.65 per share which were valued at $325,871.59. The issuance of these warrants was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On December 29, 2005, we granted Alan Morelli warrants to purchase 250,000 shares of common stock with an exercise price of $0.145 per share, which warrants vested immediately. These warrants were issued to Mr. Morelli as compensation for advisory services rendered in connection with structuring the acquisition of Rebel Crew Films. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On December 29, 2005, we issued Rebel Holdings, LLC 19,086,372 shares of common stock as compensation for its 90% equity interest in Rebel Crew Films. Jay Rifkin, our Chief Executive Officer and one of our directors, is the sole managing member of Rebel Holdings, LLC. 3,600,000 of such shares are held in escrow pending satisfaction of certain performance milestones through March 31, 2007. This issuance was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On December 29, 2005, we issued Cesar Chatel 2,120,708 shares of common stock as compensation for his 10% equity interest in Rebel Crew Films. Mr. Chatel is President of Rebel Crew Films. 400,000 of such shares are held in escrow pending satisfaction of certain performance milestones through March 31, 2007. This issuance was exempt from registration requirements pursuant to
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      On December 29, 2005 we issued a $556,307 principal amount secured convertible note to Rebel Holdings, LLC in exchange for a $556,307 loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC. The secured convertible note is convertible into 500,000 shares of common stock at the rate of $1.112614 per share. Jay Rifkin, our Chief Executive Officer and one of our directors, is the sole managing member of Rebel Holdings, LLC.

      On December 29, 2005, we granted Alan Morelli, as a director nominee, options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from the date Mr. Morelli's board appointment was effective, March 26, 2006. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On December 29, 2005, we granted David M. Kaye, as a director nominee, options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from the date Mr. Kaye's board appointment was effective, March 26, 2006. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On December 29, 2005, we issued 530,000 shares of common stock to Aegis Equity LLC as additional consideration for M&A advisory services in connection with the acquisition of Rebel Crew Films, Inc., valued at $795,000. The issuance of these shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

      On December 29, 2005, we issued 300,000 shares of common stock to Elizabeth Gaynes as consideration for M&A advisory services in connection with the acquisition of Rebel Crew Films, Inc., valued at $450,000. The issuance of these shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing under "Item 1. Description of Business." and elsewhere in this report on Form 10-KSB.

      The following "Overview" section is a brief summary of the significant issues addressed in this Management's Discussion and Analysis ("MD&A"). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 7. Financial Statements and supplementary information appearing elsewhere in this Form 10-KSB.

OVERVIEW

      On June 30, 1995, Digicorp, a Utah corporation, (referred to herein as the "Company," "we," "us," and "our") became a development stage enterprise when we sold our assets. Until September 19, 2005 we had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC.

      On September 19, 2005, the Company entered into an asset purchase agreement with Philip Gatch, the Company's Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com.

      On December 29, 2005, we acquired all of the issued and outstanding capital stock of Rebel Crew Films in consideration for the issuance of 21,207,080 shares of common stock to the shareholders of Rebel Crew Films. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films currently maintains approximately 300 Spanish language films and plans to serve the nation's largest wholesale, retail, catalog, and e-commerce accounts.

      We are primarily engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the internet. We expect that within the next 12 months we will expand our advertising to video and music-on-demand ("VOD"), and other alternative music and video programming formats in the United States and internationally. We will focus a significant amount of our available resources to obtain the exclusive distribution rights for additional content through development, acquisition or licensing arrangements.

      We currently generate the majority our revenue through direct sales of our film content. In the past we generated the majority of our revenue from licensing agreements which consisted of a three to five-year contract that carried a 15% - 50% royalty on gross sales of licensed product. We are currently expanding our sales force to focus on direct sales of our licensed content and expect to see a significant shift in revenues, which have historically been predominately from licensing agreements, to direct sales.

      Our primary  operations are conducted through our wholly owned subsidiary:
Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our iCodemedia assets that we acquired on September 19, 2005.

      Rebel Crew Films was founded in 2001 and our goal is to become a leading distributor of Latino home entertainment products. Developed to target Spanish speaking consumers who increasingly demand new Latino content and classic Spanish language movies, we offer producers and content-providers a flexible option to the larger Hollywood studio distributors and have emerged as a company that attracts premiere home entertainment products.

      We currently maintain and distribute approximately 300 Spanish language films. Our titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States of America and Canada. Our diverse programming includes: new releases, classic Mexican cinema, animation, cult, sports, martial arts, family entertainment, and more.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the assessment of impairment of our intangible assets.

      We assess the impairment of intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of intangible assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping's carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. Impairments of intangible assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our limited operating history and the early stage of development of some of our intangible assets, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. To date we have not recognized impairments on any of our intangible assets.

ACCOUNTING DEVELOPMENTS

      In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Since we had no outstanding options as of December 31, 2004, SFAS 123(R) would have had no impact on our financial statements had we elected to adopt the provisions of 123(R) in an earlier period.

LIQUIDITY AND CAPITAL RESOURCES

      Our total assets were $1,430,921 at December 31, 2005 versus $195,981 at December 31, 2004. The change in total assets is primarily attributable to increases in every asset class as a result of our acquisition of Rebel Crew Films which resulted in an increase in our assets of approximately $750,000.

      On December 29, 2005, we completed the acquisition of Rebel Crew Films. Pursuant to the stock purchase agreement, we acquired all of the outstanding equity stock of Rebel Crew Films from the Rebel Crew Films Shareholders. As consideration for the acquisition we agreed to issue 21,207,080 shares of our common stock (the "Purchase Price") to the shareholders of Rebel Crew Films. In connection with the acquisition of Rebel Crew Films, on December 29, 2005 we entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), pursuant to which we purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,307 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of our assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of our common stock at the rate of $1.112614 per share. Jay
Rifkin, our Chief Executive Officer and one of our directors, is the sole managing member of Rebel Holdings, LLC. Following completion of the acquisition our previous shareholders now own 14,700,104 common shares. Upon completion of the merger, Rebel Crew Films shareholders owned approximately 57.7% of the outstanding shares of common stock of Digicorp. For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films. Following the acquisition, Digicorp changed its fiscal year end from June 30 to December 31.

      The remaining increase in our assets is attributed to monies borrowed during the year from Rebel Holdings and the sole member of Rebel Holdings, who is also our Chief Executive Officer of $519,321 and $73,000, respectively. At December 31, 2005 and December 31, 2004, the Company had a combined liability of $629,307 and $48,986, respectively, due to either Rebel Holdings or the sole member of Rebel Holdings. On December 29, 2005, we issued a promissory note in the amount of $73,000 to the sole member (the "Promissory Note") of Rebel Holdings. The Promissory Note represented the outstanding amount borrowed at December 29, 2005. The Promissory Note has a term of approximately six months and bears 5.0% simple interest. On December 29, 2005, in connection with the closing of the Acquisition we also issued a convertible note in the amount of $556,307 to Rebel Holdings (the "Note"). The Note has a term of five years from December 29, 2005, bears 4.5% simple interest and is convertible into shares of our common stock at a conversion price of $1.112614 per share.

      We have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund our operations for the 12 months subsequent to December 31, 2005. We expect to undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding. During the three months ended March 31, 2006 we entered into subscription agreements with unrelated accredited investors, pursuant to which we sold a total of 213,636 shares of our common stock at a price of $1.10 per share. We received gross proceeds of $235,000 from the sale of the stock.

      Operating activities used $305,677 of cash for the year ended December 31, 2005, compared to providing $112,870 for the year ended December 31, 2004.

      Cash used in investing activities for the year ended December 31, 2005 and 2004 of $407,982, and $154,000, respectively, resulted almost exclusively from the purchases of licensed Spanish language film content that was capitalized.

RESULTS OF OPERATIONS

REVENUES

      We generated revenues of $334,110 and $27,963 for the years ended December 31, 2005 and 2004, respectively. During 2004 all of our revenues were generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $80,211 and $162,971 at December 31, 2005 and 2004, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.

      During the year ended December 31, 2005, licensing revenue of $82,761 accounted for approximately 24.8% of our total revenue. The remaining revenue of $251,349 represents revenue generated through the direct sales of our licensed content. We expect that direct sales, as a percentage of total revenue, will significantly increase over the next year as we focus our efforts on expanding our existing sales force. Further, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties.

EXPENSES

      Operating expenses were $690,871 and $144,434 in the years ended December 31, 2005 and 2004, respectively. A significant component of operating expenses during the year ended December 31, 2005, related to cost of sales of $212,188 and an increase in salaries and employee benefits of approximately $72,000. These costs, which were insignificant or non-existent during the prior year, reflect a shift in our revenue mix from revenue generated primarily through licensing agreements which do not have any costs of sales to that of direct sales which not only have cost of sales but also the need of a sales force. The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

      Professional  fees were  approximately  $62,000  higher in the year  ended
December 31, 2005 compared to the year ended December 31, 2004 due to significant increases in amounts paid to consultants as well as legal and accounting fees. Amounts paid to various consultants increased by approximately $17,000 and related to services to locate Spanish language content for acquisition, technical assistance in preparing the content for production, and sales and marketing of the titles. Legal fees increased by approximately $5,000 due to the preparation and review of an increased amount of license agreements. Accounting fees, which increased by approximately $40,000, primarily relate to costs associated with the audit of our December 31, 2004 financial statements and review of our September 30, 2005 financial statements. Additionally, we accrued audit fees of approximately $29,000 for work necessary to complete an audit of our December 31, 2005 financial statements.

      Rent expense increased by approximately $24,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004 due in part to our relocation into commercial office space in August 2005, with base rent of $5,890 per month combined with periods of low rates of rent during the year ended December 31, 2004.

      Amortization expense increased by approximately $78,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004 due to an increased number of license agreements.

      General and administrative expense increased by approximately $78,000 in the year ended December 31, 2005 compared to the year ended December 31, 2004 and is attributed to the overall expansion of the business during the year ended December 31, 2005 combined with the financial constraints placed on us as a result of limited amounts of available working capital in the year ended December 31, 2004.

TAXES

      We are taxed under Title 26, Chapter 1, Subchapter C of the Internal Revenue Code of 1986, as amended, and therefore subject to federal income tax on the portion of our taxable income.

      At December 31, 2005, we had a net operating loss carryforward of approximately $1,942,000 to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

      A change in the ownership of a majority of the fair market value of our common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We believe that such a change occurred during the year ended December 31, 2005 and are evaluating the amount that our net operating loss carryforward utilization will be limited to.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS.

                                    DIGICORP

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm.......................19

Consolidated Balance Sheets as of
         December 31, 2005 and 2004...........................................20

Consolidated Statements of Operations for the years ended
         December 31, 2005, and 2004..........................................21

Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2005 and 2004...........................................22

Consolidated Statements of Cash Flows for the years ended
         December 31, 2005 and 2004...........................................23

Notes to Financial Statements..............................................24-33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digicorp
Marina Del Rey, California

We have audited the accompanying consolidated balance sheets of Digicorp (the "Company") as of December 31, 2005, and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digicorp and subsidiaries as of December 31, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/ Peterson & Co., LLP

                                                         PETERSON & CO., LLP
                                                         San Diego, California
                                                         March 31, 2006

                                    DIGICORP
================================================================================

Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                                        December 31,          December 31,
                                                                                            2005                  2004
                                                                                      ----------------      ----------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                             $        54,518       $         7,856
Accounts receivable, net                                                                       64,408                     --
Inventories                                                                                   130,168                     --
Other current assets                                                                          253,633                     --
                                                                                      ----------------      ----------------

TOTAL CURRENT ASSETS                                                                          502,727                 7,856

Other long term assets                                                                         48,922                     --
Property and equipment, net                                                                    83,016                     --
Intangible assets, net                                                                        796,256               188,125
                                                                                      ----------------      ----------------

TOTAL ASSETS                                                                          $     1,430,921       $       195,981
                                                                                      ================      ================

------------------------------------------------------------------------------------------------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                                      $       189,095       $             --
Accrued liabilities                                                                           128,145                 9,700
Due to related party                                                                           73,000                48,986
Deferred revenue                                                                               80,211               162,971
                                                                                      ----------------      ----------------

TOTAL CURRENT LIABILITIES                                                                     470,451               221,657

LONG TERM LIABILITIES

Convertible note payable - related party                                                      556,307                     --
Debt discount - beneficial conversion feature                                                (193,694)                    --
                                                                                      ----------------      ----------------

TOTAL LONG TERM LIABILITIES                                                                   362,613                     0

TOTAL LIABILITIES                                                                             833,064               221,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value: 50,000,000 shares authorized;
    36,737,184 shares issued and outstanding as of December 31, 2005; 15,530,104
    shares issued and outstanding at December 31, 2004                                         36,737                15,530
Paid-in capital                                                                               958,982                  (905)
Accumulated deficit                                                                          (397,862)              (40,301)
                                                                                      ----------------      ----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          597,857               (25,676)
                                                                                      ----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $     1,430,921       $       195,981
                                                                                      ================      ================

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                    DIGICORP
================================================================================

Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                                            Years Ended
                                                  December 31,       December 31,
                                                      2005               2004
                                                ---------------    ---------------
REVENUE
Sales                                           $      251,349     $           --
Licensing fees                                          82,761             27,963
                                                ---------------    ---------------

Total revenue                                          334,110             27,963

OPERATING EXPENSES
Cost of sales                                          212,188                 --
                                                ---------------    ---------------

Selling, general and administrative expenses           478,683            144,434
                                                ---------------    ---------------

Total operating expenses                               690,871            144,434
                                                ---------------    ---------------

Operating loss                                        (356,761)          (116,471)

OTHER INCOME                                                 --             79,628
                                                ---------------    ---------------

LOSS BEFORE INCOME TAXES                              (356,761)           (36,843)

PROVISION FOR INCOME TAXES                                 800                800
                                                ---------------    ---------------

NET LOSS                                        $     (357,561)    $      (37,643)
                                                ===============    ===============

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $        (0.02)    $        (0.00)
                                                ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          15,704,409         15,530,104
                                                ===============    ===============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                    DIGICORP
================================================================================

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                                                                                         Total
                                                                     Common Stock                                    Shareholders'
                                                                   ----------------------   Paid-In     Accumulated      Equity
                                                                     Shares      Amount     Capital      Deficit       (Deficit)
                                                                   ----------  ----------  ----------   -----------  ------------
BALANCES, December 31, 2003                                        15,530,104  $   15,530  $     (905)  $    (2,658) $     11,967

Net loss                                                                   --          --          --       (37,643)      (37,643)
                                                                   ----------  ----------  ----------   -----------  ------------

BALANCES, December 31, 2004                                        15,530,104  $   15,530  $     (905)  $   (40,301) $    (25,676)

Effects of recapitalization                                        21,207,080      21,207     766,194            --       787,401

Beneficial conversion feature in connection with convertible debt          --          --     193,693            --       193,693

Net loss                                                                   --          --          --      (357,561)     (357,561)
                                                                   ----------  ----------  ----------   -----------  ------------

BALANCES, December 31, 2005                                        36,737,184  $   36,737  $  958,982   $  (397,862) $    597,857
                                                                   ==========  ==========  ==========   ===========  ============

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    DIGICORP
================================================================================

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                                Years Ended
                                                                                      December 31,     December 31,
                                                                                           2005             2004
                                                                                      -------------    -------------
Cash flows from operating activities:
    Net loss                                                                          $    (357,561)   $     (37,643)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                                            1,577               --
      Amortization of licenses                                                              123,869           45,875
      Changes in operating assets and liabilities:
        Accounts receivable                                                                 (64,408)              --
        Inventories                                                                        (130,168)              --
        Other current assets                                                                (14,147)              --
        Accounts payable and accrued liabilities                                            217,921          (17,900)
        Deferred revenue                                                                    (82,760)         122,538
                                                                                      -------------    -------------

    Net cash provided by (used in) operating activities                                    (305,677)         112,870
                                                                                      -------------    -------------

Cash flows from investing activities:
  Cash acquired in acquisition                                                               43,408
  Purchases of licenses                                                                    (432,000)        (154,000)
  Purchases of property and equipment                                                       (19,390)              --
                                                                                      -------------    -------------

    Net cash used in investing activities                                                  (407,982)        (154,000)
                                                                                      -------------    -------------

Cash flows from financing activities:
  Proceeds from pre-acquisition advances                                                    180,000               --
  Proceeds from note financing                                                              507,321               --
  Proceeds from related party note                                                           73,000           48,986
                                                                                      -------------    -------------

    Net cash provided by financing activities                                               760,321           48,986
                                                                                      -------------    -------------

Net increase in cash and cash equivalents                                                    46,662            7,856

Cash and cash equivalents at beginning of period                                              7,856               --
                                                                                      -------------    -------------

Cash and cash equivalents at end of period                                            $      54,518    $       7,856
                                                                                      =============    =============

  Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes                                          $       1,600    $          --

  Non-cash investing and financing activity:

        Assets acquired and liabilities assumed for issuance of common stock in connection with recapitalization:

          Acquisition of intangible assets                                            $     300,000    $          --
          Acquisition of other current assets                                         $     239,486    $          --
          Acquisition of property and equipment                                       $      65,203    $          --
          Acquisition of other long term assets                                       $      48,922    $          --
          Assumption of accrued liabilities                                           $      89,619    $          --

        Reclassification of amount due to related party                               $      48,986    $          --
          to convertible note payable - related party

--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP
Notes to Consolidated Financial Statements
December 31, 2005

1. DESCRIPTION OF BUSINESS

Digicorp ("the Company") was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ("SFAS") No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), pursuant to a reverse merger transaction (see note 3).

Rebel Crew Films operates as a wholly-owned operating subsidiary of the Company. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts. Rebel Crew Film's titles can be found at major retail outlets and independent video outlets across the United States of America and Canada.

The Company, including its operating subsidiary, generated revenue through the direct sales of licensed content and licensing agreements with third parties that distributed the Company's licensed content. The Company is expanding its sales force to focus on direct sales of its licensed content and intends to significantly reduce or eliminate future licensing agreements with third parties.

The Company is organized in a single operating segment. All of the Company's revenues are generated in the United States, and the Company has no long-lived assets outside the United States.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying financial statements are prepared assuming the Company is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital surplus of $32,276 at December 31, 2005, which includes deferred revenue balance of $80,211, as discussed below. During the year ended December 31, 2005, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on loans by a related party to fund its operations. Management believes that future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund the Company's operations for the 12 months subsequent to December 31, 2005 (See Note
16).

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

DIGICORP
Notes to Consolidated Financial Statements (continued)

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company will perform an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", at least annually, unless events and circumstances indicate that such assets might be impaired.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company adopted SFAS 123(R) as of January 1, 2005. Since the Company had no outstanding options as of December 31, 2004, SFAS 123(R) would have had no impact on the Company's financial statements had the Company elected to adopt the provisions of SFAS 123(R) in an earlier period. During the year ended December 31, 2005, stock-based compensation totaling approximately $2.90 million was recorded by the Company prior to the reverse merger with Rebel Crew Films, and as such is included in the pre-merger net loss. Outstanding stock-based compensation awards were granted by the Company during 2005, prior to the reverse merger, at the per share fair market value on the grant date. Vesting of outstanding options and warrants differ based on the terms of each award.

Revenue Recognition

The Company generates revenue through either the direct sales of licensed content or through licensing agreements whereby the Company receives advance payments as consideration for rights granted to third parties that distribute the Company's licensed content. The Company may be entitled to receive additional royalty payments under the licensing agreements, but only to the extent that royalties calculated under the terms of the licensing agreements exceed the amount of the advance payments. Advance payments are initially recorded as deferred revenue. The Company recognizes revenue under its licensing agreements as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $80,211 and $162,971 at December 31, 2005 and 2004, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods. Revenues from direct sales are recorded upon shipment.

DIGICORP
Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at December 31, 2005 are presented net of an allowance for doubtful accounts of approximately $15,000. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Inventory

Inventories, consisting primarily of Spanish language DVD titles, are stated at the lower of cost (average) or market.

Property and Equipment

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the useful lives of the assets, generally from three to seven years.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards. Valuation allowances are provided to the extent realization of recorded tax assets is not considered likely.

3. RECAPITALIZATION

On December 29, 2005, the Company completed the acquisition of Rebel Crew Films. Pursuant to the stock purchase agreement, the Company acquired all of the outstanding equity stock of Rebel Crew Films from the Rebel Crew Films Shareholders. As consideration for the acquisition the Company agreed to issue 21,207,080 shares of the Company's common stock (the "Purchase Price") to the shareholders of Rebel Crew Films.

Following completion of the acquisition the Company's previous shareholders owned 15,530,104 common shares and Rebel Crew Films shareholders owned 21,207,080, or approximately 57.7% of the outstanding shares of the Company's common stock. For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films. Following the acquisition, Digicorp changed its fiscal year end from June 30 to December 31.

DIGICORP
Notes to Consolidated Financial Statements (continued)

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consist of the following:

                                                     2005               2004
                                                  ----------------------------
Computer Software and Equipment                   $  78,698          $      --
Office Furniture and Equipment                        6,629                 --
                                                  ----------------------------
Total Property and Equipment                         85,327                 --
                                                  ----------------------------
Less: accumulated depreciation                       (2,311)                --
                                                  ----------------------------
Property and equipment, net                       $  83,016          $      --
                                                  ============================

Depreciation expense for the year ended December 31, 2005 was $1,577.

5. OTHER CURRENT ASSETS

The Company has an agreement with Sichenzia Ross Friedman Ference LLP ("Sichenzia") for legal representation that extends through March 31, 2007. In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at approximately $325,000 and is being amortized over the term of the agreement. At December 31, 2005, the unamortized balance is $244,565. Of this balance $195,643 is included in other current assets and $48,922 is included in other long term assets. The remaining balance recorded in other current assets relates to an amount due the Company for reimbursable expenses from a related party of $35,794 and other items which amount to $22,196.

6. INTANGIBLE ASSETS

Intangible assets consist of capitalized license fees for licensed content the Company acquired from owners including producers, studios and distributors as well as the Company's iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets").

The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. The iCodemedia Assets are presently under development. As consideration for the iCodemedia Assets, the Company issued 1,000,000 shares of its common stock valued at $300,000. The iCodemedia Assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the years ended December 31, 2005 and 2004, amortization expense related to the licensed content was $123,869 and $45,875, respectively.

Intangible assets and accumulated amortization consisted of the following:

                                        Years Ended
                                 December 31,    December 31,
                                     2005             2004
                                 ------------    ------------

iCodemedia Assets                $    300,000    $         --
Licensed content                      686,000         254,000
Less: accumulated amortization       (189,744)        (65,875)
                                 ------------    ------------

   Intangible Assets, net        $    796,256    $    188,125
                                 ============    ============

DIGICORP
Notes to Consolidated Financial Statements (continued)

In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

  Fiscal year ended            Amortization
-----------------------        --------------

December 31, 2006              $     146,675
December 31, 2007              $     146,675
December 31, 2008              $     100,738
December 31, 2009              $      79,977
December 31, 2010              $      22,191

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2005 and 2004 are as follows:

                                                 2005           2004
                                             -----------    -----------
Deferred tax assets
   Federal net operating loss carryforward   $   660,302    $     9,185
   State net operating loss carryforward         171,386          2,175
   Stock based compensation                      704,137             --
   Deferred revenue                               34,362          5,343
                                             -----------    -----------
     Total gross deferred tax asset            1,570,187         16,703
     Less valuation allowance                 (1,570,187)       (16,703)
                                             -----------    -----------
     Net deferred tax asset                  $        --    $        --
                                             ===========    ===========

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's loss for the year ended December 31, 2005 the Company has provided a valuation allowance in the amount of $1,570,187, an increase of $1,553,484. The amount of deferred tax assets considered realizable could change if future taxable income is realized. A component of the Company's deferred tax assets are federal and state net operating loss carryforwards of approximately $1,942,000 and $1,939,000 respectively. Included in the federal and state net operating loss carryforwards are federal and state net operating losses of Digicorp prior to the recapitalization (see note 3) of approximately $554,000 and $144,000, respectively. A greater than 50% change in the ownership of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred on December 29, 2005. The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change date. The net operating losses will begin to expire in 2021 and 2011, respectively.

DIGICORP
Notes to Consolidated Financial Statements (continued)

At December 31, 2005 and 2004, the Company's tax provision consists of:

                          2005               2004
                       -----------        -----------
Current
       Federal         $        --        $        --
       State                   800                800
Deferred
       Federal                  --                 --
       State                    --                 --
                       -----------        -----------
Total                  $       800         $      800
                       ===========        ===========

For the years ended December 31, 2005 and 2004, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                     2005        2004
                                                   -------     -------
Federal statutory tax rate                          (34.00)%    (34.00)%
State and local income taxes, net of federal tax      0.15        1.43
benefit
Non deductible items                                  0.39        0.75
Valuation allowance                                  33.70       33.99
                                                   -------     -------

            Total effective tax rate                  0.24%       2.17%
                                                   =======     =======

8. INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of December 31, 2005 to purchase 8,312,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the year ended December 31, 2005, as their inclusion would have been antidilutive. At December 31, 2004 there were no outstanding options, warrants or convertible notes.

DIGICORP
Notes to Consolidated Financial Statements (continued)

9. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and 2004 are comprised of the following:

                                        December 31,             December 31,
                                            2005                     2004
                                       ---------------          --------------
   Obligations on license agreements   $       58,500           $           --
   Accrued salaries                            37,500                       --
   Accrued professional fees                   29,000                    4,625
   Income taxes payable                           800                    2,400
   Other                                        2,345                    2,675
                                       ---------------          --------------
                                       $      128,145           $        9,700
                                       ===============          ==============

10. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films, on December 29, 2005 the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), pursuant to which the Company purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,307 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company's assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of the Company's common stock at the rate of $1.112614 per share. Jay Rifkin, the Company's Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $193,694 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. Through December 31, 2005, no interest expense had been recorded from the debt discount amortization, and as of December 31, 2005, the remaining debt discount balance attributable to the beneficial conversion feature was $193,694.

DIGICORP
Notes to Consolidated Financial Statements (continued)

11. COMMITMENT AND CONTINGENCIES

During part of 2005 and all of 2004 the Company rented space on a month to month basis. Rent expense during the years ended December 31, 2005 and 2004 was $36,400 and $11,505, respectively. In August 2005 the Company entered into a commercial lease agreement for office space. The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012. Further, on each anniversary date the base rent is subject to a 3% increase over the previous year. Approximate future minimum rent payments under this lease are as follows:

                              Years ended December 31,
-------------------------------------------------------------------------------------     -----------
    2006           2007          2008         2009          2010         Thereafter         Total
-------------   -----------   -----------   ----------    ----------    -------------     -----------
$      71,400   $    73,500   $    75,700   $   78,000    $   80,400    $     139,000     $   518,000

12. STOCK OPTION PLANS

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the "2005 SOP"). The Plan reserves
15,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant. As of December 31, 2005, the Company has granted a total 11,325,000 shares, 3,012,500 of which were subsequently cancelled, and of which 2,137,500 are vested.

The following is a summary of the Stock Option Plan activity:

                                                              Outstanding Options & Warrants
                                             Shares
                                          Available for        Number of       Weighted Average
                                              Grant             Shares         Exercise Price
                                         ---------------    ---------------    ----------------

  December 31, 2004                                   --                 --    $             --

  Adoption of 2005 SOP                        15,000,000
  Grants                                     (11,325,000)        11,325,000    $           0.62
  Cancellations                                3,012,500         (3,012,500)   $           0.25
                                         ---------------    ---------------    ----------------

  December 31, 2005                            6,687,500          8,312,500    $           0.75



  Options and warrants exercisable at:
    December 31, 2004                                                    --    $             --
    December 31, 2005                                             2,137,500    $           0.25

DIGICORP
Notes to Consolidated Financial Statements (continued)

The outstanding options and warrants, all of which are issued under the 2005 SOP, have a remaining contractual life of approximately 8.4 years.

13. WARRANTS

During 2005, the Company issued a total of 550,000 warrants to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.

The  following  table  summarizes   information   about  common  stock  warrants
outstanding at December 31, 2005:

                    Outstanding                                     Exercisable
--------------------------------------------------------   -----------------------------
                               Weighted
                                Average
                               Remaining      Weighted                      Weighted
                              Contractual     Average                        Average
Exercise          Number         Life         Exercise       Number         Exercise
  Price         Outstanding     (Years)        Price       Exercisable        Price
-------------   -----------   -----------   ------------   -----------   ---------------
$ 0.10 - 0.25       250,000          5.00   $      0.145       250,000   $         0.145

$ 0.50 - 0.75       300,000          4.75           0.65       300,000              0.65
-------------   -----------   -----------   ------------   -----------   ---------------

$ 0.10 - 0.75       550,000          4.86   $       0.42       550,000   $          0.42
=============   ===========   ===========   ============   ===========   ===============

14. RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company has a liability of $556,307 and $48,986, respectively, due to Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity that owned approximately 52% of the outstanding shares of the Company's common stock at December 31, 2005. In connection with the borrowings, the Company issued a convertible note in the amount of $556,307 to Rebel Holdings (the "Rebel Note") on December 29, 2005.
The monies loaned by Rebel Holdings to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Rebel Note has a term of five years from closing, bears 4.5% simple interest and is convertible into shares of the Company's common stock at a conversion price of $1.112614 per share (see note 10).

Additionally, at December 31, 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note has a term of approximately six months and bears 5.0% simple interest.

Other current assets at December 31, 2005 includes $35,794 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company's Chief Financial Officer, William B. Horne, is also Chief Financial Officer of AGB & Company.

DIGICORP
Notes to Consolidated Financial Statements (continued)

15. OTHER INCOME

Other income recognized during 2004 consists primarily of finder's fees received by the Company from a distributor of the Company's licensed content as consideration for the Company's efforts in assisting the distributor in securing rights to other third party film distribution rights

16. SUBSEQUENT EVENTS

Acquisition

On February 7, 2006, the Company entered into an asset purchase agreement pursuant to which the Company purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Assets"): Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. As consideration for the Assets, the Company issued an aggregate of 100,000 shares of its common stock.

Subscription Agreement

During February 2006, the Company entered into a Subscription Agreement with several accredited investors, relating to the issuance and sale by the Company of shares of its common stock (the "Shares"). The Company received gross proceeds of $235,000 from the issuance of 213,636 Shares at a price of $1.10 per share.

Revolving Line of Credit Agreement

Effective March 23, 2006 the Company entered into a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allows the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six-month periods upon mutual agreement of the parties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On October 25, 2005, we engaged the firm of Peterson & Co. to serve as our independent registered public accountants. On October 27, 2005, we notified Jones Simkins, P.C. ("Jones Simkins") that we were terminating Jones Simkins' services. The decision to change accountants was recommended and approved by our Board of Directors.

      During the two fiscal years ended June 30, 2005 and 2004, and through October 27, 2005, (i) there were no disagreements between us and Jones Simkins on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Jones Simkins would have caused Jones Simkins to make reference to the matter in its reports on our financial statements, and (ii) except for Jones Simkins' report on our June 30, 2004 financial statements dated September 1, 2004 which included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern, Jones Simkins' reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended June 30, 2005 and 2004 and through October 27, 2005, there were no reportable events as described in
Item 304(a)(1)(iv) of Regulation S-B.

      During the two fiscal years ended June 30, 2005 and 2004, and through October 27, 2005, we did not consult with Peterson & Co. regarding either:

      1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to Peterson & Co. nor oral advice was provided that Peterson & Co. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

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

      There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are implementing more structured procedures to improve our internal control over the financial reporting of our subsidiary Rebel Crew Films, Inc., a privately held company that we acquired on December 29, 2005, in order to ensure that its disclosure controls and procedures continue to be effective in future periods. These initiatives may result in changes to our internal control over financial reporting.

      In designing and evaluating the internal controls over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION.

      Between September 2005 and October 2005, Jay Rifkin loaned an aggregate total principal amount of $73,000 to Rebel Crew Films. We have agreed to repay this loan to Mr. Rifkin pursuant to the terms of a $73,000 principal amount promissory note due June 30, 2006 which accrues interest at 5% per annum. In the event of breach of the promissory note, the interest rate will increase to 8% per annum.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name                                Age     Position
Jay Rifkin                          50      Chief Executive Officer, Director
William B. Horne                    37      Chief Financial Officer and Director
Philip Gatch                        41      Chief Technology Officer
Alice M. Campbell                   55      Director
Alan Morelli                        44      Director
David M. Kaye                       51      Director

      Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of our directors, director nominees and executive officers also serve in various capacities with our subsidiary Rebel Crew Films. There are no family relationships among any of our directors and executive officers.

      Below is a brief description of the above persons' business experience during the past five years based on information supplied by each of them.

      Jay Rifkin, Chief Executive Officer and Director. Effective September 30, 2005, our Board of Directors appointed Mr. Rifkin interim President pending closing of the acquisition of Rebel Crew Films. Mr. Rifkin has been one of our directors since March 26, 2006. On December 29, 2005, Mr. Rifkin's title was changed to Chief Executive Officer effective as of September 30, 2005. From 2004 to Present, Mr. Rifkin has been the sole Managing Member of Rebel Holdings, LLC, through which he is also the majority shareholder of Rebel Crew Films, Inc. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company, and he has been President of Mojo Music, Inc. since it was founded. Mr. Rifkin is Chairman and a founder of Media Revolution, a marketing agency founded in 1977 that has executed marketing campaigns for major Hollywood studios. Mr. Rifkin has served as Producer and Executive Producer on various motion pictures with his most recent production "Waiting" (Lion's Gate) released on October 7, 2005. Mr. Rifkin is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children's Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney's "The Lion King," and received a Tony nomination for "The Lion King" on Broadway. From 1988 to 2004, Mr. Rifkin, through Mojo Music, Inc., served as a Managing Member of Media Ventures, LLC, an entertainment cooperative founded by Mr. Rifkin and composer Hans Zimmer. In 1995, Mr. Rifkin founded Mojo Records, LLC, which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001. Mr. Rifkin also serves as President of Cyberia Holdings, Inc. which is the majority owner of Media Revolution. In 2004, Cyberia Holdings, Inc. filed for bankruptcy under Chapter 7 which cased was dismissed in May 2005.

      William B. Horne, Chief Financial Officer and Director. Mr. Horne has been our Chief Financial Officer and a director since July 20, 2005. From September 30, 2005 until December 29, 2005, Mr. Horne also served as our Chief Executive Officer and Chairman of our Board of Directors. Since July 5, 2005, Mr. Horne has been the Chief Financial Officer and a director of Ault Glazer Bodnar &
Company, Inc. Since July 5, 2005, Mr. Horne has also been Chief Financial Officer of Patient Safety Technologies, Inc. and its subsidiaries. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

      Philip Gatch, Chief Technology Officer. Mr. Gatch has been our Chief Technology Officer since June 30, 2005. From June 30, 2005 until October 14, 2005, Mr. Gatch was also Chief Technology Officer of Patient Safety Technologies, Inc. Since May 12, 2005, Mr. Gatch has been President and owner of Cinapse Digital Media, LLC, a company that operates a production and post-production media content facility. From September 2003 to June 2005, Mr. Gatch was Director of Technical Services of The DR Group. From February 2002 to April 2003, Mr. Gatch was Director of Research and Development for Media.net. From 1999 to 2002, Mr. Gatch was Director of Research and Development for Digital Entertainment Solutions.

      Alice M. Campbell, Director. Ms. Campbell has been a member of our Board of Directors since July 16, 2005. Since June 23, 2005, Ms. Campbell has been a director of IPEX, Inc., a public company quoted on the OTC Bulletin Board. Since October 22, 2004, Ms. Campbell has been a director of Patient Safety Technologies, Inc., a public company listed on the American Stock Exchange. Since 2001, Ms. Campbell has been, and is currently, an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service and for the National Business Institute. From 1979 to 2001, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney's Office and with several federal agencies, including the Internal Revenue Service, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service.

      Alan Morelli, Director. Mr. Morelli has been one of our directors since March 26, 2006. Mr. Morelli is a consultant who has served as Managing Director of Analog Ventures, LLC, a consulting firm located in Pacific Palisades, California, since 1997. Mr. Morelli is also currently serving as a director of Physical Therapy Holdings, Inc. and Precise Exercise Equipment. Physical Therapy Holdings, Inc. is a development-stage company. Precise develops innovative commercial fitness or rehabilitation technology used in health clubs and consumer equipment since 1994. Mr. Morelli received a B.S. from Rutgers University (1983) and a J.D. from Georgetown University Law Center (1986).

      David M. Kaye, Director. Mr. Kaye has been one of our directors since March 26, 2006. Mr. Kaye is an attorney and has been a partner in the law firm of Danzig Kaye Cooper Fiore & Kay, LLP located in Florham Park, New Jersey, since the firm's inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is currently a director of Dionics, Inc., a company which designs, manufactures and sells semiconductor electronic products. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979).

AUDIT COMMITTEE

      The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and
(4) compliance with legal and regulatory requirements. Alice M. Campbell is presently the only member of our Audit Committee and she is Chairman of the Audit Committee. The Board has determined that Ms. Campbell is an "audit committee financial expert" as defined under Item 401 of Regulation S-B promulgated pursuant to the Securities Exchange Act of 1934, as amended.

COMPENSATION COMMITTEE

      The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers. Alice M. Campbell is currently the only member of the Compensation Committee and she is Chairman of the Compensation Committee.

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit
14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2005. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, Digicorp, 4143 Glencoe Avenue, Marina Del Rey, CA 90292. We are in the process of building a website where our Code of Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:

                                                 Number              Transactions not   Known failures to
Name and Relationship                            of late reports     timely reported    file a required form
---------------------                            ----------------    ---------------    --------------------
Philip Gatch, Chief Technology Officer                 2                      2                 0
William B. Horne, Chief Financial Officer
     and Director                                      2                      2                 0
Patient Safety Technologies, Inc., Former
     10% Owner                                         1                      1                 0
Melanie Glazer, Former Director                        2                      2                 0
Milton "Todd" Ault, III, Former Officer,
     Former Director and Former 10% Owner              0                     17                 0
Kathryn Macenzie Queen, Former Officer                 3                      3                 0
Lynne Silverstein, Former Officer and
     Former Director                                   2                      2                 0
Alice M. Campbell, Former Director                     2                      2                 0
Darrell W. Grimsley, Jr., Former Director              2                      0                 2
Don J. Colton, Former Officer, Former Director
     and Former 10% Owner                              1                      3                 1
Gregg B. Colton, Former Officer, Former
     Director and Former 10% Owner                     1                      2                 1
Pioneer Oil and Gas, affiliate of Former
     Director                                          1                      1                 1

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                          Compensation
                                                                            ------------------------------------------
                                              Annual Compensation                      Awards               Payouts
                                      ------------------------------------- ------------------------------ -----------
                                                                  Other                       Securities                   All
                                                                 Annual     Restricted       Under-lying    LTIP         Other
         Name and                                                Compen-    Stock Award(s)    Options/     Payouts       Compen-
    Principal Position        Year     Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)        ($)      sation ($)
--------------------------- --------- ------------- ---------- ------------ ----------------- ------------ ----------- ------------
Milton "Todd" Ault III (1)   2005           0           0           0           0               2,000,000       0           0
   Former CEO and            2004           0           0           0           0                       0       0           0
   Former Chairman           2003           0           0           0           0                       0       0           0

William B. Horne (2)         2005           0           0           0           0                 500,000       0           0
   CFO, Former CEO and       2004           0           0           0           0                       0       0           0
   Former Chairman           2003           0           0           0           0                       0       0           0

Philip Gatch (3)             2005   $  23,866           0           0   $  11,250                 250,000       0           0
   CTO                       2004           0           0           0           0                       0       0           0
                             2003           0           0           0           0                       0       0           0

Jay Rifkin (4)               2005           0           0           0           0               4,400,000       0           0
   CEO and President and     2004           0           0           0           0                       0       0           0
   Principal Executive       2003           0           0           0           0                       0       0           0
   Officer of Rebel Crew
   Films

(1) Mr. Ault was appointed Chief Executive Officer on April 26, 2005, and director and Chairman of the Board of Directors on July 16, 2005. Mr. Ault resigned from the positions of Chief Executive Officer and director and Chairman of the Board of Directors on September 30, 2005.

(2) Mr. Horne was appointed Chief Financial Officer and director on July 20, 2005, and Chief Executive Officer and Chairman of the Board of Directors on September 30, 2005. Mr. Horne resigned from the position of Chief Executive Officer on December 29, 2005.

(3) Mr. Gatch was hired as Chief Technology Officer of the Company on September 20, 2005. As part of his employment agreement Mr. Gatch is entitled to receive restricted stock awards of $45,000 per year. During the year ended December 31, 2005 Mr. Gatch was received 16,071 shares of restricted stock valued at $11,250.

(4) Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

                               OPTIONS GRANT TABLE

      The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. We did not have during such fiscal year any plans providing for the grant of stock appreciation rights ("SARs").

                                        Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------

                                                                                    Potential
                                                                               Realizable Value at
                                                                                  Assumed Annual
                                                                                  Rates of Stock      Alternative to
                                                                                Price Appreciation     (f) and (g):
                              Individual Grants                                  for Option Term     Grant Date Value
------------------------------------------------------------------------------  ------------------   -----------------
           (a)              (b)             (c)          (d)         (e)       (f)         (g)               (h)
                                         % of Total
                            Number of    Options/
                            Securities   SARs
                            Underlying   Granted to    Exercise
                            Options/     Employees     or Base                                          Grant Date
                            SARs         in Fiscal     Price      Expiration                             Present
           Name             Granted (#)  Year          ($/Sh)     Date          5% ($)     10% ($)      Value ($) (1)
--------------------------- ------------ ------------- ---------- ----------- ---------- ---------- -------------------
Milton "Todd" Ault III (2)  2,000,000     2,000,000     $ 0.25   7/20/2015     ---        ---          $   494,200
William B. Horne (3)          500,000       500,000     $ 0.25   7/20/2015     ---        ---          $   123,550
Philip Gatch (4)              250,000       250,000     $ 0.25   7/20/2015     ---        ---          $    61,775
Jay Rifkin (5)              4,400,000     4,400,000     $ 0.85   9/30/2015     ---        ---          $ 3,696,620

(1) The value shown was calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, we used the following assumptions: (a) expected volatility of approximately 155%; (b) risk-free rate of return of approximately 3.75%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.

(2) On July 20, 2005, as consideration for service as Chief Executive Officer, we granted Milton "Todd" Ault, III options to purchase 2,000,000 shares of common stock with an exercise price of $0.25 per share. These stock options would have vested quarterly over two years, however, on September 30, 2005, the Board of Directors accelerated the vesting of such options such that options to purchase 475,000 shares of common stock immediately vested and are exercisable for a period of 18 months from December 29, 2005. The remaining options to purchase 1,525,000 shares of common stock were cancelled.

(3) On July 20, 2005, as consideration for service as Chief Financial Officer and Director, we granted William B. Horne options to purchase 500,000 shares of common stock with an exercise price of $0.25 per share. These stock options would have vested quarterly over two years, however, on December 29, 2005, the Board of Directors accelerated the vesting of such options such that options to purchase 400,000 shares of common stock immediately vested and are exercisable for a period of 18 months from the date the individual no longer performs services to us. The remaining options to purchase 100,000 shares of common stock were cancelled.

(4) On July 20, 2005, as consideration for service as Chief Technology Officer, we granted Philip Gatch options to purchase 250,000 shares of our common stock with an exercise price of $0.25 per share. These stock options would have vested quarterly over two years, however, on December 29, 2005, the Board of Directors accelerated the vesting of such options such that options to purchase 250,000 shares of common stock immediately vested and are exercisable for a period of 18 months from the date the individual no longer performs services to us.

(5) On September 30, 2005, as consideration for service as Interim President, we granted Jay Rifkin options to purchase 4,400,000 shares of common stock with an exercise price of $0.85 per share. These stock options vest annually over three years from December 29, 2005.

Aggregate Option Exercises and Fiscal Year-End Option Values

         The following table sets forth information with respect to the named executive officers concerning the year-end value of in-the-money options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005.

                                                                       Number of
                                                                       securities        Value of
                                                                       underlying        unexercised
                                                                       unexercised       in-the-money
                                                                       options/SARs at   options/SARs at
                                                                       FY-end (#)        FY-end ($)
                                   Shares acquired on       Value      Exercisable/      Exercisable/
              Name                    exercise (#)      realized ($)   Unexercisable     Unexercisable
               (a)                         (b)               (c)             (d)                (e)
---------------------------------- -------------------- -------------- ----------------- ------------------
Milton "Todd" Ault, III                    ---               ---        475,000 /_---    $783,750/_---
---------------------------------- -------------------- -------------- ----------------- ------------------
William B. Horne                           ---               ---       400,000 /_---     $660,000/_---
---------------------------------- -------------------- -------------- ----------------- ------------------
Philip Gatch                               ---               ---       250,000 /_---     $412,500/_---
---------------------------------- -------------------- -------------- ----------------- ------------------
Jay Rifkin                                 ---               ---       --- /_4,400,000   --- / $4,620,000
---------------------------------- -------------------- -------------- ----------------- ------------------

Benefit Plans

      Effective July 20, 2005, the Board of Directors approved our Stock Option and Restricted Stock Plan. Under the Stock Option and Restricted Stock Plan, we can issue restricted shares of common stock, options to purchase shares of common stock (both incentive stock options and non-incentive stock options) and warrants to purchase shares of common stock to employees, directors and consultants. The number of shares subject to the Stock Option and Restricted Stock Plan may not exceed 15,000,000 shares. The Stock Option and Restricted Stock Plan is administered by our Compensation Committee.

Compensation of Directors

      The Company has adopted the following policy for Board compensation. Each director will receive $1,000 for each meeting of the Board of Directors that each such director attends (either in person or by teleconference). Such $1,000 may be paid at the Company's option either in cash or in shares of restricted common stock of the Company valued at the closing price of the common stock on the date of the meeting or, if such meeting date is a day that the principal trading market of the common stock is not open for business, then valued at the closing price of the common stock on the most recent date after the meeting date on which the principal trading market is open for business. In addition, the Chairman of the Audit Committee receives $6,000 annually paid in cash. During 2005, the Company did not compensate any of its directors pursuant to the above policy; however, $6,000 has accrued and is payable to the Company's Audit Committee Chairman for the 2005 fiscal year. All directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above. Directors were issued stock options for there service during 2005 as described under "Recent Sales of Unregistered Securities" in "Item 5. Market for Common Equity and Related Stockholder Matters."

Employment Agreements with Executive Officers

      On September 20, 2005, we entered into an employment agreement with Philip Gatch documenting the terms of his employment as our Chief Technology Officer. The term of the employment continues for 36 months from September 20, 2005 and automatically renews for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Gatch's base compensation under the agreement is $95,000 in cash per year and $45,000 in a restricted stock grants each year. Prior to signing the employment agreement, we granted Mr. Gatch options entitling him to purchase 250,000 shares of common stock vesting annually over three years with a strike price of $0.25 per share, which stock options are reflected in the employment agreement. Mr. Gatch is also eligible to receive an annual performance bonus determined by our chief executive officer. In addition, Mr. Gatch was granted rights for three years to (a) veto a chief executive officer candidate as a replacement to Milton "Todd" Ault, III, which right has expired since William B. Horne was appointed to replace Mr. Ault and subsequently Mr. Rifkin was appointed to replace Mr. Horne as chief executive officer, and (b) veto a decision to sell our company or any of our core assets or technologies related to the iCodemedia domain names and intellectual property in the event we are sold for less than $50,000,000. If Mr. Gatch's employment is terminated for any reason, the veto rights will be forfeited. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. If Mr. Gatch voluntarily terminates the agreement or if we terminate the agreement for cause, Mr. Gatch will not be entitled to any compensation for the period between the effective termination date and the end of the employment term and all unvested restricted stock and stock options will be forfeited. If we voluntarily terminates the agreement without cause, we must pay Mr. Gatch a cash sum equal to (a) all accrued base salary through the date of termination plus all accrued vacation pay and cash bonuses, if any, plus (b) as severance compensation, 500,000 unrestricted shares of common stock and $250,000 cash. In the event of a merger, consolidation, sale, or change of control, the surviving or resulting company is required to honor the terms of the agreement with Mr. Gatch.

      In connection with the acquisition of Rebel Crew Films, on December 29, 2005, we entered into an employment agreement with Jay Rifkin to employ Mr. Rifkin as our Chief Executive Officer effective as of September 30, 2005. The term of the employment continues for three years from September 30, 2005 and automatically renews for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Rifkin's base compensation in the first year of the term is $150,000, will increase at least 10% in the second year of the term and at least 10% more in the third year of the employment term. Mr. Rifkin was granted options to purchase 4,400,000 shares of common stock with an exercise price equal to the FMV of the common stock on September 30, 2005 and vesting annually over a period of three years from December 29, 2005. Mr. Rifkin is also eligible to receive shares of common stock and stock options from time to time and an annual bonus as determined by the Board of Directors. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. If Mr. Rifkin voluntarily terminates the agreement without good reason or if we terminate the agreement for cause, we must pay Mr. Rifkin all accrued compensation through the date of termination and provide life, accident and disability insurance, and health, dental and vision benefits to Mr. Rifkin and his dependents for a period of three months after termination. If we terminate the agreement without cause, if Mr. Rifkin terminates the agreement for good reason or if the agreement is terminated upon the death or disability of Mr. Rifkin, then we must pay Mr. Rifkin or his estate all unpaid compensation through the duration of the three-year employment term and must provide insurance and health benefits through the duration of such term. "Good Reason" is defined in the agreement as: (i) material breach of the agreement by us including, without limitation, any diminution in title, office, rights and privileges of Mr. Rifkin or failure to receive base salary payments on a timely basis; (ii) relocation of the principal place for Mr. Rifkin to provide his services to any location more than 20 miles away from 100 Wilshire Boulevard, Santa Monica, California 90401; (iii) failure to maintain in effect directors' and officers' liability insurance covering Mr. Rifkin; (iv) any assignment or transfer of any of our rights or obligations under the agreement; or (v) any change in control of our company including, without limitation, if Mr. Rifkin shall cease to own a majority of our outstanding voting securities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information, as of March 27, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                             Common Stock                Percentage of
  Name of Beneficial Owner (1)               Beneficially Owned (2)     Common Stock (2)
  ----------------------------------------- ------------------------- ---------------------
  Patient Safety Technologies, Inc.                 2,750,361 (3)              7.4%
  Bodnar Capital Management, LLC                    2,941,176                  7.9%
  William B. Horne                                    400,000 (4)              1.1%
  Alice M. Campbell                                   350,000 (5)                 *

  Philip Gatch                                      1,250,000 (6)              3.4%
  Cesar Chatel                                      2,120,708 (7)              5.7%
  Jay Rifkin                                       19,586,372 (8)             52.2%
  Alan Morelli                                        600,000 (9)                 *
  David M. Kaye                                      350,000 (10)                 *
  ----------------------------------------- ------------------------- ---------------------
  All named executive officers and                22,536,372                  57.1%
  directors as a group (7 persons)

      * Less than 1%
(1) Except as otherwise indicated, the address of each beneficial owner is c/o Digicorp, 4143 Glencoe Avenue, Marina Del Rey, CA 90292.
(2)   Applicable  percentage  ownership is based on 37,028,320  shares of common stock outstanding as of March 27, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 27, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Patient Safety Technologies, Inc. has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock owned by them for certain directors.
(4) Represents shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Mr. Horne's services terminate. Mr. Horne has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.
(5) Represents shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Ms. Campbell's services terminate. Ms. Campbell has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.
(6) Includes 250,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Mr. Gatch's services terminate. Mr. Gatch has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock owned by him for certain directors.
(7) Includes 400,000 shares which are held in escrow pending satisfaction of certain performance milestones through March 31, 2007. Mr. Chatel has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock owned by Mr. Chatel for certain directors.
(8) Includes: (a) 3,600,000 shares which are held in escrow pending satisfaction of certain performance milestones through March 31, 2007; and
      (b) 500,000 shares issuable upon conversion of a $556,306.53 principal amount secured convertible note with a conversion price of $1.112614 per share. All of these securities are held by Rebel Crew Holdings, LLC of which Mr. Rifkin is the sole managing member. Mr. Rifkin's reported beneficial ownership does not include approximately 8,762,736 shares of common stock issued and issuable for which certain shareholders have granted Mr. Rifkin an irrevocable proxy to vote for certain directors.
(9) Includes: (a) options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from March 26, 2006; and (b) shares issuable upon exercise of warrants with an exercise price of $0.145 per share and an expiration date of September 15, 2010.
(10) Represents options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from March 26, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders                8,312,500                 $0.75                   6,687,500
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                       8,312,500                 $0.75                   6,687,500
------------------------------------ ------------------------ ----------------------- ---------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

Relationships with Patient Safety Technologies, Inc.

      On December 29, 2004, our then current directors along with several other shareholders sold 2,229,527 shares of our common stock, representing 22.3% of the outstanding shares of our common stock on such date, to Patient Safety Technologies, Inc. (formerly, Franklin Capital Corporation) ("PST"). Our directors, Gregg B. Colton, Don J. Colton, Norman Sammis and Glenn W. Stewart, sold 80% of their holdings to PST at $0.135 per share. Another shareholder who was not a principal shareholder or director sold all of his shares to PST at $0.145 per share. The aggregate amount of funds of PST used to purchase the shares of common stock was approximately $301,998. The source for such funds was PST's working capital. The directors and shareholders agreed to sell an additional 1,224,000 shares (the "Additional Shares") of our common stock of to PST upon the shares being registered with the SEC by December 29, 2005. In addition, prior to the acquisition and change of control, PST owned 327,500 shares of our common stock.

      On December 28, 2005, PST assigned its right to purchase 1,000,000 of the Additional Shares to Alan Morelli (the "Assignment Agreement") and amended certain terms of the stock purchase agreement pursuant to which the Original Purchase Transaction was completed (the "Amendment Agreement"). In the Assignment Agreement, we granted the parties piggyback registration rights with respect to the sale of the Additional Shares. In the Amendment Agreement, we agreed that if we do not register the resale of the Additional Shares on or before June 30, 2005, then we will redeem the Additional Shares at a price of $0.145 per share and we will thereupon sell 224,000 shares of common stock to PST and 1,000,000 shares of common stock to Mr. Morelli at a price of $0.145 per share. Mr. Morelli is one of our current directors.

      Pursuant to the stock purchase agreement with PST, Melanie Glazer was appointed as Chairman of our Board of Directors on December 30, 2004, following the resignation of Glenn W. Stewart, Norman Sammis and Don J. Colton as directors. Effective April 26, 2005, Gregg B. Colton resigned from his positions as President, Chief Executive Officer and Chief Financial Officer. On April 26, 2005, our Board of Directors appointed the following officers: (a) Milton C. Ault, III - Chief Executive Officer; (b) Kathryn Macenzie Queen - President of Operations; and (c) Lynne Silverstein - Secretary. Mr. Ault subsequently resigned on September 30, 2005 and Ms. Queen and Ms. Silverstein resigned on December 29, 2005. Upon Mr. Ault's resignation as Chief Executive Officer,
William B. Horne was appointed to succeed Mr. Ault as Chief Executive Officer. Mr. Horne resigned as Chief Executive Officer upon completing the acquisition of Rebel Crew Films on December 29, 2005.

      On June 30, 2005, we appointed Philip Gatch as our Chief Technology Officer. On September 19, 2005, we entered into an asset purchase agreement with Mr. Gatch, and thereby purchased certain Internet domain names and related intellectual property from Mr. Gatch. As consideration for these assets, we issued Mr. Gatch 1,000,000 shares of common stock.

      Effective July 16, 2005, Gregg B. Colton resigned from his position as a director. Effective July 16, 2005, we appointed Alice M. Campbell, Milton "Todd" Ault, III and Darrell Grimsley as directors. Upon his appointment, Mr. Ault was named Chairman of our Board of Directors. Ms. Campbell was appointed to chair our Audit Committee and to chair our Compensation Committee. Mr. Ault resigned as a director on September 30, 2005.

      Effective July 20, 2005, we appointed Lynne Silverstein and William B. Horne as directors. Ms. Silverstein subsequently resigned as a director on December 29, 2005.

      Effective July 20, 2005, we appointed William B. Horne as our Chief Financial Officer.

      Each of Melanie Glazer, Milton C. Ault, III, Kathryn Macenzie Queen, Lynne Silverstein, Philip Gatch, Alice M. Campbell, Darrell Grimsley and William B. Horne had and/or currently have employment positions, directorships and/or other relationships with Ault Glazer & Company Investment Management LLC, Patient Safety Technologies, Inc. and/or Ault Glazer & Company Investment Management's or Patient Safety Technologies' current officers and directors.

Acquisition of Rebel Crew Films

      On December 29, 2005, we acquired all of the issued and outstanding capital stock of Rebel Crew Films in consideration for the issuance of 21,207,080 shares of common stock to the shareholders of Rebel Crew Films. Of these shares, 19,086,372 shares were issued or are issuable to Rebel Holdings, LLC as consideration for its 90% ownership interest in Rebel Crew Films and 2,120,708 were issued or are issuable to Cesar Chatel as consideration for his 10% ownership interest in Rebel Crew Films. Our present Chief Executive Officer and Director Jay Rifkin is the sole managing member of Rebel Holdings, LLC. Mr. Chatel is one of our employees and is President of our wholly owned subsidiary Rebel Crew Films.

      On December 29, 2005 we entered into a Securities Purchase Agreement with Rebel Holdings, LLC, pursuant to which we purchased a $556,306.53 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,306.53 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of our assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of common stock at the rate of $1.112614 per share. As described above, Jay Rifkin, our Chief Executive Officer and one of our directors, is the sole managing member of Rebel Holdings, LLC.

      Between September 2005 and October 2005, Jay Rifkin loaned an aggregate total principal amount of $73,000 to Rebel Crew Films. We have agreed to repay this loan to Mr. Rifkin pursuant to the terms of a $73,000 principal amount promissory note due June 30, 2006 which accrues interest at 5% per annum. In the event of breach of the promissory note, the interest rate will increase to 8% per annum.

      On December 29, 2005, we granted Alan Morelli warrants to purchase 250,000 shares of common stock with an exercise price of $0.145 per share, which warrants vested immediately. These warrants were issued to Mr. Morelli as compensation for advisory services rendered in connection with structuring the acquisition of Rebel Crew Films. Mr. Morelli is presently one of our directors.

Ault Glazer Bodnar & Company Inc.

      Other current assets at December 31, 2005 includes $35,794 owed to us by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse us for salaries paid in connection with our recapitalization on December 29, 2005. Our Chief Financial Officer and director, William B. Horne, also Chief Financial Officer of AGB & Company.

ITEM 13. EXHIBITS.

Exhibit
Number                                 Description
--------    --------------------------------------------------------------------

2.1 Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)
2.2 Letter Agreement dated December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)

2.3 Purchaser and Company Disclosure Schedules to Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
2.4 Lock Up Agreements of Sellers in connection with Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
2.5 Escrow Agreement dated December 29, 2005 by and among Digicorp, Rebel Holdings, LLC, Cesar Chatel and Sichenzia Ross Friedman Ference LLP as Escrow Agent (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
3.1 Articles of Incorporation (Incorporated by reference to the Company's registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)
3.2 Bylaws (Incorporated by reference to the Company's registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001) 3.3 Amendment No. 1 to Bylaws (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 21, 2005)
4.1 Secured Convertible Note due December 19, 2010 in the principal amount of $556,306.53 issued to Rebel Crew Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
4.2 Promissory Note due June 30, 2006 in the principal amount of $73,000 issued to Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
9.1 Voting Agreement dated December 29, 2005 by and among Jay Rifkin and the stockholders of Digicorp listed on the signature pages thereto (Incorporated by reference to the Company's Form 8-K filed with the
            Securities  and  Exchange   Commission  on  January  5,  2006)
10.1 Subscription Agreement dated May 18, 2005 between Digicorp and Bodnar Capital Management, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)
10.2 Asset Purchase Agreement dated September 19, 2005, among Digicorp and Philip Gatch (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)
10.3 Securities Purchase Agreement dated December 29, 2005 by and among Rebel Holdings, LLC and Digicorp (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.4 Assignment Agreement dated December 29, 2005 by and among Rebel Holdings, LLC, Digicorp and Rebel Crew Films, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.5 Security Agreement dated December 29, 2005 by and among Digicorp and Rebel Crew Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.6 Digicorp Stock Option and Restricted Stock Plan (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 22, 2005)
10.7 Employment Agreement dated September 20, 2005, among Digicorp and Philip Gatch (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 22,
            2005)
10.8 Employment Agreement effective as of September 30, 2005 by and between Digicorp and Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.9 Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2005 between The Welk Group, Inc. and Rebel Crew Films, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.10 Videogram License Agreement dated August 19, 2003 by and between Rebel Crew Films and BCI Eclipse, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.11 Videogram License Agreement dated March 29, 2004 by and between Rebel Crew Films and BCI Eclipse Company, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.12 Videogram License Agreement dated May 26, 2004 by and between Rebel Crew Films and BCI Eclipse Company, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.13 License Agreement dated November 15, 2002 between Rebel Crew Films and VAS Entertainment/Rise Above Entertainment (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
10.14 License Agreement dated December 31, 2002 between Rebel Crew Films and VAS Entertainment/Rise Above Entertainment (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)
14.1 Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 28, 2005)
16.1 Letter on change in certifying accountant dated October 31, 2005 from Jones Simkins, P.C. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 31, 2005)
21.1 Subsidiaries (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5,
            2006)
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $11,235 and $0 for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit-Related Fees

      We did not incur any fees for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

      We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

      Our Audit Committee was recently formed during the year ended December 31, 2005. The fees for audit services were approved by our board of directors and the full board approved the financial statements filed on Forms 10-QSB and 10-KSB. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIGICORP


      Date: April 6, 2006                      By: /s/ Jay Rifkin
                                                   -----------------------------
                                                   Jay Rifkin
                                                   Chief Executive Officer


      Date: April 6, 2006                      By: /s/ William B. Horne
                                                   -----------------------------
                                                   William B. Horne
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title               Date
          ---------                            -----               ----

                                    Chief Executive Officer     April 6, 2006
/s/ Jay Rifkin                      and Director
-------------------------------
Jay Rifkin


/s/ William B. Horne                Director                    April 6, 2006
-------------------------------
William B. Horne


/s/ Alice M.Campbell                Director                    April 6, 2006
-------------------------------
Alice M.Campbell


/s/ Alan Morelli                    Director                    April 5, 2006
-------------------------------
Alan Morelli


/s/ David M. Kaye                   Director                    April 5, 2006
-------------------------------
David M. Kaye