Form 10QSB
period 2006-03-31
DIGICORP
filed 2006-05-15
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
          TRANSITION PERIOD FROM __________ TO __________

          COMMISSION FILE NUMBER_________________________

                                    DIGICORP
              (Exact name of small business issuer in its charter)

              UTAH                                          87-0398271
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  4143 Glencoe Avenue, Marina Del Rey, CA 90292
                 ----------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (310) 728-1450

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]      No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006, the issuer had 37,100,820 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................  1
Item 2.   Management's Discussion and Analysis or Plan of Operation.......... 12
Item 3.   Controls and Procedures............................................ 20

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 20
Item 3.   Defaults Upon Senior Securities.................................... 21
Item 4.   Submission of Matters to a Vote of Security Holders................ 21
Item 5.   Other Information.................................................. 21
Item 6.   Exhibits........................................................... 21

SIGNATURES................................................................... 22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                              DIGICORP
=================================================================================================

Condensed Consolidated Balance Sheets (Unaudited)

-------------------------------------------------------------------------------------------------

                                                                       March 31,      December 31,
                                                                         2006             2005
                                                                     -----------      -----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                            $    42,553      $    54,518
Accounts receivable, net                                                 212,555           64,408
Inventories                                                              118,374          130,168
Other current assets                                                     295,012          253,633
                                                                     -----------      -----------

TOTAL CURRENT ASSETS                                                     668,494          502,727

Other long term assets                                                        --           48,922
Property and equipment, net                                               96,743           83,016
Intangible assets, net                                                 1,027,087          796,256
                                                                     -----------      -----------

TOTAL ASSETS                                                         $ 1,792,324      $ 1,430,921
                                                                     ===========      ===========

-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                     $   268,923      $   189,095
Accrued liabilities                                                      254,621          128,145
Due to related party                                                      73,000           73,000
Deferred revenue                                                          80,211           80,211
                                                                     -----------      -----------

TOTAL CURRENT LIABILITIES                                                676,755          470,451

LONG TERM LIABILITIES

Convertible note payable - related party                                 556,307          556,307
Debt discount - beneficial conversion feature                           (184,009)        (193,694)
                                                                     -----------      -----------

TOTAL LONG TERM LIABILITIES                                              372,298          362,613

TOTAL LIABILITIES                                                      1,049,053          833,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value: 50,000,000 shares authorized;
  37,050,820 shares issued and outstanding as of March 31, 2006;
  36,737,184 shares issued and outstanding at December 31, 2005           37,051           36,737
Paid-in capital                                                        2,232,007          958,982
Accumulated deficit                                                   (1,525,787)        (397,862)
                                                                     -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                               743,271          597,857
                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,792,324      $ 1,430,921
                                                                     ===========      ===========

-------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    DIGICORP
================================================================================

Condensed Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                    March 31,        March 31,
                                                      2006             2005
                                                  ------------     ------------

REVENUE
  Sales                                           $    443,518     $      2,043
  Licensing fees                                            --           39,040
                                                  ------------     ------------

  Total revenue                                        443,518           41,083

OPERATING EXPENSES
  Cost of sales                                        261,288            4,473
  Selling, general and administrative expenses       1,309,355           60,160
                                                  ------------     ------------

  Total operating expenses                           1,570,643           64,633
                                                  ------------     ------------

LOSS BEFORE INCOME TAXES                            (1,127,125)         (23,550)

PROVISION FOR INCOME TAXES                                 800              800
                                                  ------------     ------------

NET LOSS                                          $ (1,127,925)    $    (24,350)
                                                  ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE       $      (0.03)    $      (0.00)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          36,918,800       15,530,104
                                                  ============     ============

--------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   DIGICORP
================================================================================================================

Condensed Consolidated Statements of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                   March 31,          March 31,
                                                                                      2006               2005
                                                                                  ------------      ------------
Cash flows from operating activities:
  Net loss                                                                        $ (1,127,925)     $    (24,350)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                         1,541                 8
    Amortization of licenses                                                            36,669            25,746
    Amortization of debt discount                                                        9,685                --
    Stock-based compensation to employees and directors                                894,939                --
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (148,147)           (1,815)
      Inventories                                                                       11,794            (1,907)
      Other current assets                                                             (41,379)           (1,492)
      Other long term assets                                                            48,922                --
      Accounts payable and accrued liabilities                                         206,304            (6,684)
      Deferred revenue                                                                      --           (39,040)
                                                                                  ------------      ------------

    Net cash used in operating activities                                             (107,597)          (49,534)
                                                                                  ------------      ------------

Cash flows from investing activities:
  Purchases of licenses                                                               (107,500)         (299,500)
  Purchases of property and equipment                                                  (15,268)             (499)
                                                                                  ------------      ------------

    Net cash used in investing activities                                             (122,768)         (299,999)
                                                                                  ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               218,400                --
  Proceeds from related party note                                                          --           341,677
                                                                                  ------------      ------------

    Net cash provided by financing activities                                          218,400           341,677
                                                                                  ------------      ------------

Net decrease in cash and cash equivalents                                              (11,965)           (7,856)

Cash and cash equivalents at beginning of period                                        54,518             7,856
                                                                                  ------------      ------------

Cash and cash equivalents at end of period                                        $     42,553      $         --
                                                                                  ============      ============

  Supplemental disclosures of cash flow information:

        Income taxes                                                              $      1,200      $         --
        Interest paid                                                             $         --      $         --

  Non-cash investing and financing activity:

        Acquisition of intangible assets for common stock                         $    160,000      $         --

----------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006


1. DESCRIPTION OF BUSINESS

Digicorp ("the Company") was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ("SFAS") No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), pursuant to a reverse merger transaction (see note 4).

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management's estimates.

The interim condensed consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2005, was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006. The condensed interim consolidated financial statements should be read in connection with the Company's audited financial statements for the year ended December 31, 2005.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films. All significant intercompany accounts and transactions have been eliminated in consolidation.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


Liquidity

The accompanying financial statements are prepared assuming the Company is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $8,261 at March 31, 2006, which includes deferred revenue balance of $80,211, as discussed below. During the three months ended March 31, 2006, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on equity investments to fund its operations. Management believes that future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund the Company's operations for the 12 months subsequent to March 31, 2006.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") released Statement No. 155, Accounting for Certain Hybrid Financial Instruments, ("SFAS No. 155"). SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at March 31, 2006 and December 31, 2005 are presented net of an allowance for doubtful accounts of approximately $25,000 and $15,000, respectively.

4. RECAPITALIZATION

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

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


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


5. OTHER CURRENT ASSETS

The Company has an agreement with Sichenzia Ross Friedman Ference LLP ("Sichenzia") for legal representation that extends through March 31, 2007. In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at approximately $325,000 and is being amortized over the term of the agreement. At March 31, 2006, the unamortized balance is $195,652 and is included in other current assets. The remaining balance recorded in other current assets relates to an amount due the Company for reimbursable expenses from a related party of $30,794, a security deposit of $24,950, and other items which amount to $43,616.

6. INTANGIBLE ASSETS

Intangible assets consist of capitalized license fees for licensed content the Company acquired from owners including producers, studios and distributors as well as the Company's iCodemedia and Perreoradio suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets").

The Perreoradio suite of websites consists of the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith: Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. As consideration for the Perreoradio Assets, the Company issued an aggregate of 100,000 shares of its common stock valued at $160,000.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. The Company intends to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices. The iCodemedia Assets are presently under development. As consideration for the iCodemedia Assets, the Company issued 1,000,000 shares of its common stock valued at $300,000.

The Perreoradio and iCodemedia Assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the three months ended March 31, 2006 and 2005, amortization expense related to the licensed content was $36,669 and $25,746, respectively.

Intangible assets and accumulated amortization consisted of the following:

                                                    Years Ended
                                             March 31,       December 31,
                                                2006             2005

iCodemedia Assets                          $    300,000      $    300,000
Perreoradio Assets                              160,000                --
Licensed content                                793,500           686,000
Less: accumulated amortization                 (226,413)         (189,744)
                                           ------------      ------------

   Intangible assets, net                  $  1,027,087      $    796,256
                                           ============      ============

7. INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of March 31, 2006 to purchase 8,712,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the three months ended March 31, 2006, as their inclusion would have been antidilutive. At March 31, 2005 there were no outstanding options, warrants or convertible notes.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


8. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 and December 31, 2005 are comprised of the following:

                                                     March 31,    December 31,
                                                       2006           2005
                                                   ------------   ------------
      Obligations on license agreements            $    132,000   $     58,500
      Accrued salaries                                   75,000         37,500
      Accrued professional fees                          29,000         29,000
      Income taxes payable                                   --            800
      Other                                              18,621          2,345
                                                   ------------   ------------
                                                   $    254,621   $    128,145
                                                   ============   ============

9. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films on December 29, 2005, the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), pursuant to which the Company purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,307 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company's assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of the Company's common stock at the rate of $1.112614 per share. Jay Rifkin, the Company's Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $193,694 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2006, interest expense of $9,685 has been recorded from the debt discount amortization, and as of March 31, 2006, the remaining debt discount balance attributable to the beneficial conversion feature was $184,009.

10. COMMITMENT AND CONTINGENCIES

Revolving Line of Credit Agreement

Effective March 23, 2006 the Company entered into a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allows the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six-month periods upon mutual agreement of the parties. At March 31, 2006, the Company had not borrowed against the Revolving Line of Credit. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB Acquisition Fund.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


11. STOCK BASED COMPENSATION

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

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS 123(R) as of January 1, 2005. Prior to the adoption date, there were no stock options or other equity-based compensation awards outstanding.

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

                                                                      Outstanding Options

                                                                                             Weighted
                                                                                              Average
                                                                        Weighted             Remaining
                                      Shares                             Average            Contractual
                                   Available for      Number of         Exercise               Life
                                      Grant            Shares             Price               (years)
                                 ----------------    ------------     --------------      -----------------
      December 31, 2005              6,687,500         8,312,500        $    0.75                 8.64
           Grants                     (400,000)          400,000        $    1.60                 9.85

      March 31, 2006                 6,287,500         8,712,500        $    0.79                 8.45

      Options exercisable at:
        December 31, 2005                              2,137,500        $    0.25                 5.34
        March 31, 2006                                 2,137,500        $    0.25                 5.09

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the quarter ended March 31, 2006, the following assumptions were used: volatility 155%; expected life 5 years; risk-free interest rate 3.75%; dividend yield 0%.

During the three months ended March 31, 2006 stock-based compensation totaling approximately $895,000 was recorded by the Company. As of March 31, 2006, total unrecognized compensation cost related to unvested stock options was $4,420,353.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


12. EQUTY TRANSACTIONS

During February 2006, the Company entered into a Subscription Agreement with several accredited investors, relating to the issuance and sale by the Company of shares of its common stock (the "Shares"). The Company received gross proceeds of $235,000 from the issuance of 213,636 Shares at a price of $1.10 per share.

13. WARRANTS

During 2005, the Company issued a total of 550,000 warrants to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants were issued by the Company during the quarter ended March 31, 2006.

The following table summarizes information about common stock warrants outstanding at March 31, 2006:

                              Outstanding                                              Exercisable
-------------------------------------------------------------------------   ----------------------------------
                                          Weighted
                                           Average
                                          Remaining         Weighted                             Weighted
                                         Contractual        Average                               Average
     Exercise             Number            Life            Exercise             Number          Exercise
      Price            Outstanding         (Years)           Price            Exercisable          Price
-------------------  ----------------- ---------------- -----------------   ----------------- ----------------
$ 0.10 - 0.25            250,000            5.00           $ 0.145              250,000         $ 0.145

$ 0.50 - 0.75            300,000            4.75              0.65              300,000            0.65
-------------------  ----------------- ---------------- -----------------   ----------------- ----------------
$ 0.10 - 0.75            550,000            4.86            $ 0.42              550,000          $ 0.42
===================  ================= ================ =================   ================= ================

14. RELATED PARTY TRANSACTIONS

At March 31, 2006 and December 31, 2005, the Company has a liability of $556,307 due to Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company's Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company's common stock at March 31, 2006. In connection with the borrowings, the Company issued a convertible note in the amount of $556,307 to Rebel Holdings (the "Rebel Note") on December 29, 2005. The monies loaned by Rebel Holdings to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Rebel Note has a term of five years from closing, bears 4.5% simple interest and is convertible into shares of the Company's common stock at a conversion price of $1.112614 per share (see note
9).

Additionally, at March 31, 2006 and December 31, 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note has a term of approximately six months and bears 5.0% simple interest.

DIGICORP
Notes to Condensed Consoldiated Financial Statements - Unaudited (continued)


Other current assets at March 31, 2006 includes $30,794 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB & Company.

15. SUBSEQUENT EVENTS

Subscription Agreement

During April 2006, the Company entered into a Subscription Agreement with its Chief Financial Officer relating to the issuance and sale by the Company of shares of its common stock. The Company received gross proceeds of $55,000 from the issuance of 50,000 Shares at a price of $1.10 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing at the end of this Management's Discussion and Analysis ("MD&A").

      The following "Overview" section is a brief summary of the significant issues addressed in this MD&A. Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1. Financial Statements.

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

      On February 7, 2006, we entered into an asset purchase agreement pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Perreoradio Assets"): Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

      We are primarily engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the internet. We expect that we will expand our advertising to video and music-on-demand ("VOD"), and other alternative music and video programming formats in the United States and internationally. We will focus a significant amount of our available resources to obtain the exclusive distribution rights for additional content through development, acquisition or licensing arrangements.

      We currently generate the majority our revenue through direct sales of our film content. In the past we generated the majority of our revenue from licensing agreements which consisted of three to five-year contracts that carried a 15% - 50% royalty on gross sales of licensed product. We are currently expanding our sales force to focus on direct sales of our licensed content and expect to see a significant shift in revenues, which have historically been predominately from licensing agreements, to direct sales.

      Our primary operations are conducted through our wholly owned subsidiary:
Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our Perreoradio and iCodemedia Assets.

      Our goal is to become a leading distributor of Latino home entertainment products. Our products are developed to target Spanish speaking consumers who increasingly demand new Latino content and classic Spanish language movies. We offer producers and content-providers a flexible option to the larger Hollywood studio distributors and have emerged as a company that attracts premiere home entertainment products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policies relate to the determination of stock based compensation, revenue recognition and the assessment of impairment of our intangible assets.

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

Revenue Recognition

The Company generates revenue through either the direct sales of licensed content or through licensing agreements whereby the Company receives advance payments as consideration for rights granted to third parties that distribute the Company's licensed content. Revenues from direct sales are recorded upon shipment. Advance payments received under licensing agreements are initially recorded as deferred revenue. The Company recognizes revenue under its licensing agreements as royalties are earned upon shipment of licensed content to customers by the sub-licensor. The Company may be entitled to receive additional royalty payments under the licensing agreements, but only to the extent that royalties calculated under the terms of the licensing agreements exceed the amount of the advance payments.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our total assets were $1,792,324 at March 31, 2006 versus $1,430,921 at December 31, 2005. The change in total assets is primarily attributable to increases in accounts receivable of $148,147 and intangible assets of $230,831.

      The increase in accounts receivable was caused from an increase in sales of $247,297 during the three months ended March 31, 2006 over the preceding quarter ended December 31, 2005. Sales during the three months ended March 31, 2006 and December 31, 2005 were $443,518 and $196,221, respectively.

      The increase in intangible assets is due to both the acquisition of additional licensed content as well as our acquisition of the Perreoradio suite of websites. During the three months ended March 31, 2006, we acquired additional licensed content for $107,500. This increase was partially offset by the amortization of our licensed content in the amount of $36,669. As consideration for assets acquired in the acquisition of the Perreoradio suite of websites, we issued an aggregate of 100,000 shares of our common stock valued at $160,000. The Perreoradio assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

      We had a working capital deficit of approximately $8,261 at March 31, 2006 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund our operations for the 12 months subsequent to March 31, 2006. We expect to undertake additional debt and equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding. During the three months ended March 31, 2006 we entered into subscription agreements with unrelated accredited investors, pursuant to which we sold a total of 213,636 shares of our common stock at a price of $1.10 per share. We received gross proceeds of $235,000 from the sale of the stock. Additionally, on March 23, 2006, we entered into a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allows us to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six-month periods upon mutual agreement of the parties. At March 31, 2006, we had not borrowed against the Revolving Line of Credit. In April 2006, we entered into a Subscription Agreement with our Chief Financial Officer relating to the issuance and sale of our common stock. We received gross proceeds of $55,000 from the issuance of 50,000 shares at a price of $1.10 per share.

      Operating activities used $107,597 of cash during the three months ended March 31, 2006, compared to using $49,534 during the three months ended March 31, 2005.

      Cash used in investing activities for the three months ended March 31, 2006 and 2005 of $122,768, and $299,999, respectively, resulted almost exclusively from the purchases of licensed Spanish language film content that was capitalized.

RESULTS OF OPERATIONS

REVENUES

      We generated revenues of $443,518 and $41,083 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2005 almost all of our revenues were generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $80,211 at March 31, 2006 and December 31, 2005 represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.

      During the three months ended March 31, 2006, we did not recognize any licensing revenue. All of our $443,518 in revenue represents revenue generated through the direct sales of our licensed content. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year as we continue to focus our efforts on expanding our sales force. Further, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties.

EXPENSES

      Operating expenses were $1,570,643 and $64,633 during the three months ended March 31, 2006 and 2005, respectively. A significant component of operating expenses during the three months ended March 31, 2006, related to cost of sales of $261,288, stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors of $894,939 and an increase in salaries and employee benefits of approximately $179,645. These costs, which were insignificant or non-existent during the three months ended March 31, 2005, reflect a shift in our revenue mix from revenue generated primarily through licensing agreements which do not have any costs of sales to that of direct sales which not only have cost of sales but also the need of a sales force. The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

      Professional fees were approximately $83,049 higher during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to significant increases in amounts paid for legal, consulting and accounting fees. Legal fees comprised the majority of this increase, representing an increase of $71,348. Of this increase, approximately $47,000 related to the amortization of prepaid legal fees to Sichenzia Ross Friedman Ference LLP ("Sichenzia") pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended. We entered into this legal retainer agreement in anticipation of an increased level of legal work required by a public operating company. Under the terms of the amended agreement, Sichenzia agreed to represent us in connection with our continuing reporting requirements, as well as our general corporate matters. The term of the agreement is from May 1, 2005 through March 31, 2007. The remaining increase is attributed to work performed on content licensing agreements and acquisition related work that was outside the scope of our agreement with Sichenzia.

      Amounts paid to consultants increased by approximately $11,701 related to an ongoing royalty audit that we initiated during the quarter ended March 31, 2006 combined with amounts paid to primarily two consultants. Amounts paid to the two consultants related to services in generating direct sales at a large retailer and operational services.

      Rent expense increased by approximately $15,308 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due in part to our relocation into commercial office space in August 2005, with base rent of $5,890 per month combined with periods of low rates of rent during the three months ended March 31, 2005.

      Amortization expense increased by approximately $10,905 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to an increased number of license agreements.

      General and administrative expense increased by approximately $64,471 during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and is attributed to the overall expansion of the business during the year ended December 31, 2005 combined with the financial constraints placed on us as a result of limited amounts of available working capital during the three months ended March 31, 2005.

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

      For the three-month periods ended March 31, 2006 and 2005, we generated revenues of $443,518 and $41,083, respectively, and incurred net losses of $1,127,925 and $24,350, respectively. At March 31, 2006, we had a working capital deficit of $8,261 and an accumulated deficit of $1,525,787. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

      Since we have limited operating history and our total assets at March 31, 2006 consisted only of $42,553 in cash and total current assets of $668,494, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

      The public market for our common stock has historically been very volatile. Over the past two fiscal years subsequent interim quarterly periods, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.06 to $2.05. The closing sale price for our common stock on May 4, 2006 was $1.00 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On February 7, 2006, we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Assets") from Matthew D. Stuart: Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. As consideration for the Assets, we issued Mr. Stuart and his nominees an aggregate of 100,000 shares of common stock. All such shares of common stock are subject to lock up agreements as follows; 25,000 shares are subject to a lock up agreement for one year; 25,000 shares are subject to a lock up agreement for two years; and 50,000 shares are subject to a lock up agreement for three years. These securities were issued pursuant to the exemption from registration requirements provided by
Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

      On February 7, 2006, the Company entered a three year employment agreement with Matthew D. Stuart and granted Mr. Stuart options to acquire 400,000 shares of common stock at an exercise price of $1.60 per share. Such options expire on February 7, 2016. The exercise of such options are subject to certain vesting provisions. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

      During February 2006, the Company sold 213,636 shares of common stock to several unaffiliated accredited investors at a price of $1.10 per share, resulting in gross proceeds of $235,000. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

      On April 3, 2006, the Company sold 50,000 shares of common stock to William B. Horne, the Company's Chief Financial officer and current director, at a price of $1.10 per share, resulting in gross proceeds of $55,000. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

Exhibit
Number                                    Description
--------------------------------------------------------------------------------

4.1 Secured Convertible Note due December 19, 2010 in the principal amount of $556,306.53 issued to Rebel Crew Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.2 Promissory Note due June 30, 2006 in the principal amount of $73,000 issued to Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.3 Revolving Line of Credit Agreement dated and effective as of March 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Digicorp (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 10, 2006)

10.1 Asset Purchase Agreement made as of February 7, 2006 by and between Digicorp and Matthew B. Stuart (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 13, 2006)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

                                        DIGICORP


         Date: May 15, 2006             By:/s/ Jay Rifkin
                                           -------------------------------------
                                           Jay Rifkin
                                           Chief Executive Officer


         Date: May 15, 2006             By:/s/ William B. Horne
                                           -------------------------------------
                                           William B. Horne
                                           Chief Financial Officer