Form 10QSB
period 2006-06-30
DIGICORP
filed 2006-08-21
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________________

                                    DIGICORP
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

                    Issuer's telephone Number: (310) 728-1450
                                               --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2006, the issuer had 37,239,002 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS



                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                 1
Item 2.       Management's Discussion and Analysis or Plan of Operation       11
Item 3.       Controls and Procedures                                         20

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               20
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds     20
Item 3.       Defaults Upon Senior Securities                                 20
Item 4.       Submission of Matters to a Vote of Security Holders             21
Item 5.       Other Information                                               21
Item 6.       Exhibits                                                        21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                DIGICORP
================================================================================

Condensed Consolidated Balance Sheets (Unaudited)

--------------------------------------------------------------------------------

                                                                        June 30,       December 31,
                                                                          2006             2005
                                                                      -----------      -----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                             $    22,956      $    54,518
Accounts receivable, net                                                   73,630           64,408
Inventories                                                               136,204          130,168
Other current assets                                                      250,417          253,633
                                                                      -----------      -----------

TOTAL CURRENT ASSETS                                                      483,207          502,727

Other long term assets                                                         --           48,922
Property and equipment, net                                               259,533           83,016
Intangible assets, net                                                    922,799          796,256
                                                                      -----------      -----------

TOTAL ASSETS                                                          $ 1,665,539      $ 1,430,921
                                                                      ===========      ===========

--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                      $   381,424      $   189,095
Accrued liabilities                                                       216,050          128,145
Revolving credit line - related party                                      50,000               --
Note payable - related party                                               73,000           73,000
Deferred revenue                                                           80,211           80,211
                                                                      -----------      -----------

TOTAL CURRENT LIABILITIES                                                 800,685          470,451

LONG TERM LIABILITIES

Convertible note payable - related party                                  556,307          556,307
Debt discount - beneficial conversion feature                            (174,324)        (193,694)
                                                                      -----------      -----------

TOTAL LONG TERM LIABILITIES                                               381,983          362,613

TOTAL LIABILITIES                                                       1,182,668          833,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value: 50,000,000 shares authorized;
    37,239,002 shares issued and outstanding as of June 30, 2006;
    36,737,184 shares issued and outstandingat December 31, 2005           37,239           36,737
Paid-in capital                                                         3,217,078          958,982
Accumulated deficit                                                    (2,771,446)        (397,862)
                                                                      -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                482,871          597,857
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,665,539      $ 1,430,921
                                                                      ===========      ===========

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

                                    DIGICORP
================================================================================

Condensed Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                         Three Months Ended                Six Months Ended
                                                     June 30,         June 30,          June 30,         June 30,
                                                       2006              2005             2006             2005
                                                   ------------     ------------      ------------     ------------
REVENUE
  Sales                                            $    224,279     $      1,039      $    667,797     $      3,082
  Licensing fees                                             --           41,946                --           80,986
                                                   ------------     ------------      ------------     ------------

  Total revenue                                         224,279           42,985           667,797           84,068

OPERATING EXPENSES
  Cost of sales                                         157,844            7,559           419,132           12,032
  Selling, general and administrative expenses        1,312,094           68,398         2,621,449          128,559
                                                   ------------     ------------      ------------     ------------

  Total operating expenses                            1,469,938           75,957         3,040,581          140,591
                                                   ------------     ------------      ------------     ------------

LOSS BEFORE INCOME TAXES                             (1,245,659)         (32,972)       (2,372,784)          (56,523)

PROVISION FOR INCOME TAXES                                   --               --               800              800
                                                   ------------     ------------      ------------     ------------

NET LOSS                                           $ (1,245,659)    $    (32,972)     $ (2,373,584)     $   (57,323)
                                                   ============     ============      ============     ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.03)    $      (0.00)     $      (0.06)    $      (0.00)
                                                   ============     ============      ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           37,193,637       15,530,104        37,056,978       15,530,104
                                                   ============     ============      ============     ============

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                    DIGICORP
================================================================================

Condensed Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Six Months Ended
                                                                                    June 30,         June 30,
                                                                                      2006             2005
                                                                                  -----------      -----------
Cash flows from operating activities:
  Net loss                                                                        $(2,373,584)     $   (57,323)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                        3,101              577
    Amortization of licenses                                                           67,056           55,815
    Amortization of debt discount                                                      19,369               --
    Stock-based compensation to employees and directors                             1,669,077               --
    Stock-based compensation to consultants                                             4,121               --
    Changes in operating assets and liabilities:
      Accounts receivable                                                              (9,222)          (2,455)
      Inventories                                                                      (6,036)          (3,419)
      Other current assets                                                             33,216           (1,364)
      Other long term assets                                                           48,922               --
      Accounts payable and accrued liabilities                                        280,234           (5,177)
      Deferred revenue                                                                     --          (80,986)
                                                                                  -----------      -----------

    Net cash used in operating activities                                            (263,746)         (94,332)
                                                                                  -----------      -----------

Cash flows from investing activities:
  Purchases of licenses and developed content                                        (128,599)        (302,500)
  Proceeds from disposal of licenses                                                   65,000               --
  Purchases of property and equipment                                                 (27,617)          (5,253)
                                                                                  -----------      -----------

    Net cash used in investing activities                                             (91,216)        (307,753)
                                                                                  -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                              273,400               50
  Proceeds from revolving credit line - related party                                  50,000               --
  Proceeds from related party note                                                         --          400,108
                                                                                  -----------      -----------

    Net cash provided by financing activities                                         323,400          400,158
                                                                                  -----------      -----------

Net decrease in cash and cash equivalents                                             (31,562)          (1,927)

Cash and cash equivalents at beginning of period                                       54,518            7,856
                                                                                  -----------      -----------

Cash and cash equivalents at end of period                                        $    22,956      $     5,929
                                                                                  ===========      ===========

  Supplemental disclosures of cash flow information:

         Income taxes                                                             $     1,200      $        --
         Interest paid                                                            $        --      $        --

  Non-cash investing and financing activity:

         Acquisition of intangible assets for common stock                        $   160,000      $        --
         Acquisition of fixed assets for common stock                             $   152,000      $        --

--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited
June 30, 2006

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

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006, the Company has an accumulated deficit of approximately $2.8 million and a working capital deficit of $317,000, which includes a deferred revenue balance of $80,000, as discussed below. During the six months ended June 30, 2006, the Company incurred a loss of approximately $2.4 million. During the six months ended June 30, 2006, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt and equity investments to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

3.    ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at June 30, 2006 and December 31, 2005 are presented net of an allowance for doubtful accounts of $25,000 and $15,000, respectively.

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

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

5.    OTHER CURRENT ASSETS

The Company has an agreement with Sichenzia Ross Friedman Ference LLP ("Sichenzia") for legal representation that extends through March 31, 2007. In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at $325,000 and is being amortized over the term of the agreement. At June 30, 2006, the unamortized balance is $147,000 and is included in other current assets. The remaining balance recorded in other current assets relates to an amount due the Company for reimbursable expenses from a related party of $21,000, a receivable from the disposal of certain licenses of $30,000, security deposits of $31,000, and other items which amount to $21,000.

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

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the six months ended June 30, 2006 and 2005, amortization expense related to the licensed content was $67,000 and $56,000, respectively.

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

Intangible assets and accumulated amortization at June 30, 2006 and December 31, 2005 are comprised of the following:


                                     June 30,      December 31,
                                      2006            2005

iCodemedia Assets                $    300,000    $    300,000
Perreoradio Assets                    160,000            --
Licensed and developed
content                               719,599         686,000
Less: accumulated
amortization                         (256,800)       (189,744)
                                 ------------    ------------

  Intangible assets, net         $    922,799    $    796,256
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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of June 30, 2006 to purchase 8,762,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2006, as their inclusion would have been antidilutive. At June 30, 2005 there were no outstanding options, warrants or convertible notes.

8.    ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 and December 31, 2005 are comprised of the following:

                                   June 30,     December 31,
                                     2006           2005
                                 ------------   ------------
Obligations on license
   agreements                    $     86,100   $     58,500
Accrued salaries                      112,500         37,500
Accrued professional fees                --           29,000
Accrued interest                       15,105           --
Income taxes payable                     --              800
Other                                   2,345          2,345
                                 ------------   ------------
                                 $    216,050   $    128,145
                                 ============   ============

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

9.    CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films on December 29, 2005, the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), pursuant to which the Company purchased a $556,000 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,000 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company's assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of the Company's common stock at the rate of $1.112614 per share. Jay Rifkin, the Company's Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three and six months ended June 30, 2006, interest expense of $19,000 and $10,000, respectively, has been recorded from the debt discount amortization, and as of June 30, 2006, the remaining debt discount balance attributable to the beneficial conversion feature was $174,000.

10.   REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

Revolving Line of Credit Agreement

Effective March 23, 2006 the Company entered into a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allows the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six-month periods upon mutual agreement of the parties. At June 30, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $600. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB Acquisition Fund.

11.   STOCK BASED COMPENSATION

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the "2005 Plan"). The Plan reserves 15,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

                                                                   Outstanding Options
                                                                                           Weighted
                                                                         Weighted           Average
                                     Shares                               Average          Remaining
                                    Available          Number of         Exercise         Contractual
                                    for Grant           Shares             Price          Life (years)
                                 ---------------    ---------------   ---------------   ---------------
December 31, 2005                      6,687,500          8,312,500   $          0.75              8.64
   Grants                               (450,000)           450,000   $          1.54              9.08

June 30, 2006                          6,237,500          8,762,500   $          0.79              8.23
                                 ---------------    ---------------   ---------------   ---------------
Options exercisable at:
 December 31, 2005                                        2,137,500   $          0.25              5.34
 June 30, 2006                                            2,141,667   $          0.25              4.84


All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the six months ended June 30, 2006, the following assumptions were used: volatility 143% to 155%; expected life 5 years; risk-free interest rate 3.75%; dividend yield 0%.

During the three and six months ended June 30, 2006 stock-based compensation totaling $778,000 and $1,669,000, respectively, was recorded by the Company. As of June 30, 2006, total unrecognized compensation cost related to unvested stock options was $3,606,000.

12.   EQUITY TRANSACTIONS

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

On April 24, 2006, the Company purchased a software application known as ITunesBucks and its associated assets therewith (the "Assets") from EAI Technologies, LLC, a Virginia corporation. As consideration for the Assets, the Company issued EAI Technologies an aggregate of 138,182 shares of its common stock. The cost of the software application, which was valued at $152,000, was recorded as capitalized software. Capitalized software is depreciated over its estimated useful life when development is complete.

13.   WARRANTS

During 2005, the Company issued a total of 550,000 warrants to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the six months ended June 30, 2006.

DIGICORP
Notes to Condensed Consolidated Financial Statements - Unaudited (continued) June 30, 2006

The following table summarizes information about common stock warrants outstanding at June 30, 2006:

                        Outstanding                                                Exercisable
---------------------------------------------------------------------   ---------------------------------
                                       Weighted
                                        Average
                                       Remaining         Weighted                            Weighted
  Exercise            Number          Contractual         Average           Number            Average
    Price          Outstanding        Life (Years)    Exercise Price      Exercisable     Exercise Price
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
$ 0.10 - 0.25             250,000              5.00   $         0.145           250,000   $         0.145

$ 0.50 - 0.75             300,000              4.75              0.65           300,000              0.65
---------------   ---------------   ---------------   ---------------   ---------------   ---------------

$ 0.10 - 0.75             550,000              4.86   $          0.42           550,000   $          0.42
===============   ===============   ===============   ===============   ===============   ===============


14.   RELATED PARTY TRANSACTIONS

At June 30, 2006 and December 31, 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company's Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company's common stock at June 30, 2006. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note has a term of approximately six months and bears 5.0% simple interest.

Other current assets at June 30, 2006 includes $21,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB & Company.

15.   SUBSEQUENT EVENTS

On July 13, 2006, William Horne, the Company's Chief Financial Officer, loaned the Company $5,000. As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full.

From July 14, 2006 through August 16, 2006, Jay Rifkin, the Company's Chairman and Chief Executive Officer, loaned the Company a total of $135,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our total assets were $1,666,000 at June 30, 2006 versus $1,431,000 at December 31, 2005. The change in total assets is primarily attributable to increases in property and equipment of $177,000 and intangible assets of $127,000.

      The increase in property and equipment is primarily attributed to our April 24, 2006, purchase of a software application known as ITunesBucks and its associated assets therewith (the "Assets") from EAI Technologies, LLC, ("EAI") a Virginia corporation. As consideration for the Assets, we issued EAI an aggregate of 138,182 shares of our common stock valued at $152,000. Such amount represented both the cost to develop ITunesBucks as well as the April 24, 2006 closing price of our common stock, $1.10 per common share, as reported on OTC Bulletin Board.

      The increase in intangible assets is due to both the acquisition of additional licensed content as well as our acquisition of the Perreoradio suite of websites. During the six months ended June 30, 2006, we acquired additional licensed content for $110,000 and produced our first music video for $18,000. These increases were offset by the amortization of our licensed content in the amount of $67,000 and the disposal of certain licenses for an additional
$95,000. As consideration for assets acquired in the acquisition of the Perreoradio suite of websites, we issued an aggregate of 100,000 shares of our common stock valued at $160,000. The Perreoradio assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

      We had a working capital deficit of $317,000 at June 30, 2006 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund our operations for the 12 months subsequent to June 30, 2006. We expect to undertake additional debt and equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding. On April 26, 2006 we entered into a placement agent agreement with Ault Glazer Bodnar Securities LLC ("AGB Securities") to assist us in raising additional debt and equity financings. We engaged AGB Securities as our non-exclusive placement agent in connection with a proposed best efforts private placement of up to $3 million of our common stock to prospective accredited investors. The placement agent agreement was to expire on September 30, 2006. On July 12, 2006, we were notified by AGB Securities that it had terminated its placement agent agreement with the Company. From July 13, 2006 through August 16, 2006, as a result of the absence of any funds being received through our placement agent agreement with AGB Securities, a series of loans totaling $140,000 were made to us primarily from Jay Rifkin, our Chairman and Chief Executive Officer. As consideration for the loans, we have issued demand promissory notes at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full. We cannot guarantee that Mr. Rifkin would be willing to further invest in the Company and if we are unable to secure additional sources of financing our operations would be negatively materially impacted.

      During the three months ended June 30, 2006, the only equity financing that we entered into was a Subscription Agreement with our Chief Financial Officer in April 2006 relating to the issuance and sale of our common stock. We received gross proceeds of $55,000 from the issuance of 50,000 shares at a price of $1.10 per share. During the three months ended March 31, 2006 we entered into subscription agreements with unrelated accredited investors, pursuant to which we sold a total of 213,636 shares of our common stock at a price of $1.10 per share. We received gross proceeds of $235,000 from the sale of the stock. Additionally, on March 23, 2006, we entered into a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allows us to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six-month periods upon mutual agreement of the parties. At June 30, 2006, we had borrowed $50,000 against the Revolving Line of Credit.

      Operating activities used $264,000 of cash during the six months ended June 30, 2006, compared to using $94,000 during the six months ended June 30, 2005.

      Cash used in investing activities for the six months ended June 30, 2006 and 2005 of $91,000, and $308,000, respectively, resulted primarily from the purchases of licensed Spanish language film content that was capitalized. During the six months ended June 30, 2006, purchases of licensed Spanish language film content was partially offset by proceeds of $65,000 from the disposal of certain licenses.


RESULTS OF OPERATIONS

REVENUES

      We generated revenues of $224,000 and $668,000 for the three and six months ended June 30, 2006, respectively, as compared with revenues of $43,000 and $84,000 for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2005 almost all of our revenues were generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $80,000 at June 30, 2006 and December 31, 2005 represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.

      During the three and six months ended June 30, 2006, we did not recognize any licensing revenue. All of our $224,000 and $668,000, respectively, in revenue represents revenue generated through the direct sales of our licensed content. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year as we continue to focus our efforts on expanding our sales force. Further, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties.

EXPENSES

      Operating expenses, which were $3,041,000 during the six months ended June 30, 2006 as compared with $141,000 during the six months ended June 30, 2005, reflected an increase of $2,900,000. A significant component of the overall increase that occurred in operating expenses during the six months ended June 30, 2006, related to cost of sales of $419,000, an increase in salaries and employee benefits of $398,000 and stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors of $1,669,000 and. All outstanding stock-based compensation awards were granted by us at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the six months ended June 30, 2006, the following assumptions were used: volatility 143% to 155%; expected life 5 years; risk-free interest rate 3.75%; dividend yield 0%. The costs associated with cost of sales, increases in salaries and employee benefits, and stock based compensation, which were insignificant or non-existent during the six months ended June 30, 2005, reflect a shift in our revenue mix from revenue generated primarily through licensing agreements which do not have any costs of sales to that of direct sales which not only have cost of sales but also the need of a sales force. The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

      Professional fees were $250,000 higher during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to significant increases in amounts paid for legal, consulting and accounting fees. Legal fees comprised the majority of this increase, representing an increase of $212,000. Of this increase, $94,000 related to the amortization of prepaid legal fees to Sichenzia Ross Friedman Ference LLP ("Sichenzia") pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended. We entered into this legal retainer agreement in anticipation of an increased level of legal work required by a public operating company. Under the terms of the amended agreement, Sichenzia agreed to represent us in connection with our continuing reporting requirements, as well as our general corporate matters. The term of the agreement is from May 1, 2005 through March 31, 2007. The remaining increase is attributed to work performed on content licensing agreements, an ongoing royalty audit, and acquisition related work, all of which were outside the scope of our agreement with Sichenzia.

      Amounts paid to consultants increased by $13,000 related to an ongoing royalty audit that we initiated during the quarter ended March 31, 2006 combined with amounts paid to primarily two consultants. Amounts paid to the two consultants related to services in generating direct sales at a large retailer and operational services.

      Rent expense increased by $41,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due in part to our relocation into commercial office space in August 2005, with base rent of $6,000 per month combined with periods of low rates of rent during the six months ended June 30, 2005.

      Amortization expense increased by $11,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an increased number of license agreements.

      General and administrative expense increased by $123,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and is attributed to the overall expansion of the business during the year ended December 31, 2005 combined with the financial constraints placed on us as a result of limited amounts of available working capital during the six months ended June 30, 2005.

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

      For the six-month periods ended June 30, 2006 and 2005, we generated revenues of $668,000 and $84,000, respectively, and incurred net losses of $2,373,000 and $57,000, respectively. At June 30, 2006, we had a working capital deficit of $317,000 and an accumulated deficit of $2,771,000. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

FAILURE  TO  PROPERLY   MANAGE  OUR  POTENTIAL   GROWTH   POTENTIAL  WOULD  BE
DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

      Since we have limited operating history and our total assets at June 30, 2006 consisted only of $23,000 in cash and total current assets of $483,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

      The public market for our common stock has historically been very volatile. Over the past two fiscal years subsequent interim quarterly periods, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.06 to $2.05. The closing sale price for our common stock on August 14, 2006 was $0.55 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

      On April 24, 2006, we purchased a software application known as ITunesBucks and its associated assets therewith (the "Assets") from EAI Technologies, LLC, a Virginia corporation. As consideration for the Assets, we issued EAI Technologies an aggregate of 138,182 shares of common stock. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

Item  3. Defaults Upon Senior Securities.

      Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders.

The following proposals were submitted to shareholders at our annual meeting of stockholders held July 14, 2006 and were approved by a majority of the shares present at the meeting.

      1. The authorization and approval to change the Company's domicile from Utah to Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile. This proposal was approved. Results of the voting were as follows:

                                       No. of Shares
----------------   ----------------   ----------------   ----------------   ----------------
                      Shares For          Against            Abstain        Broker non-votes
----------------   ----------------   ----------------   ----------------   ----------------
Common Stock             26,435,446              6,400                200                  0

      2. To authorize and approve the Company's Stock Option and Restricted Stock Plan. This proposal was approved. Results of the voting were as follows:


                                       No. of Shares
----------------   ----------------   ----------------   ----------------   ----------------
                      Shares For          Against           Abstain         Broker non-votes
----------------   ----------------   ----------------   ----------------   ----------------
Common Stock             26,402,046             21,400             18,600                  0


      No other matters were submitted to a vote of security holders during the second quarter ended June 30, 2006.

Item  5. Other Information.

      Not applicable.

Item  6. Exhibits.

Exhibit
Number                                    Description
--------------------------------------------------------------------------------

4.1* Demand Promissory Note in the principal amount of $5,000 issued July 13, 2006 to William Horne
4.2* Demand Promissory Note in the principal amount of $30,000 issued July 14, 2006 to Jay Rifkin
4.3* Demand Promissory Note in the principal amount of $30,000 issued July 20, 2006 to Jay Rifkin
4.4* Demand Promissory Note in the principal amount of $50,000 issued August 8, 2006 to Jay Rifkin
4.5* Demand Promissory Note in the principal amount of $25,000 issued August 16, 2006 to Jay Rifkin
10.1* Asset Purchase Agreement dated April 24, 2006 by and between Digicorp and EAI Technologies in connection with the $152,000 purchase of ITunesBucks and its associated assets
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
-----------------------------
      * Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DIGICORP


           Date: August 21, 2006              By: /S/ Jay Rifkin
                                                  -----------------------
                                                  Jay Rifkin
                                                  Chief Executive Officer


           Date: August 21, 2006              By: /S/ William B. Horne
                                                  -----------------------
                                                  William B. Horne
                                                  Chief Financial Officer