Form 10QSB
period 2006-09-30
DIGICORP
filed 2006-12-13
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549s

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________
      COMMISSION FILE NUMBER ________________________________

                                 DIGICORP, INC.
              (Exact name of small business issuer in its charter)

                Delaware                                 87-0398271
                --------                                 ----------
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

                                    DIGICORP
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 4, 2006, the issuer had 37,239,002 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)................................ 1
Item 2.       Management's Discussion and Analysis or Plan of Operation.......12
Item 3.       Controls and Procedures.........................................21

                                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................21
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....21
Item 3.       Defaults Upon Senior Securities.................................21
Item 4.       Submission of Matters to a Vote of Security Holders.............21
Item 5.       Other Information...............................................21
Item 6.       Exhibits........................................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                                   DIGICORP
================================================================================

Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                        September 30,            December 31,
                                                                            2006                     2005
                                                                       ----------------         ---------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $           18,732       $          54,518
Accounts receivable, net                                                        46,893                  64,408
Inventories                                                                     76,672                 130,168
Other current assets                                                            51,339                 253,633
                                                                    -------------------      ------------------

TOTAL CURRENT ASSETS                                                           193,636                 502,727

Other long term assets                                                               --                  48,922
Property and equipment, net                                                    257,974                  83,016
Intangible assets, net                                                         863,391                 796,256
                                                                    -------------------      ------------------

TOTAL ASSETS                                                        $        1,315,001       $       1,430,921
                                                                    ===================      ==================

---------------------------------------------------------------------------------------      ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                    $          310,932       $         189,095
Accrued liabilities                                                            244,583                 128,145
Revolving credit line - related party                                           50,000                       --
Note payable - related party                                                   293,000                  73,000
Deferred revenue                                                                72,432                  80,211
                                                                    -------------------      ------------------

TOTAL CURRENT LIABILITIES                                                      970,947                 470,451

LONG TERM LIABILITIES

Convertible note payable - related party                                       556,307                 556,307
Debt discount - beneficial conversion feature                                 (164,639)               (193,694)
                                                                    -------------------      ------------------

TOTAL LONG TERM LIABILITIES                                                    391,668                 362,613

TOTAL LIABILITIES                                                            1,362,615                 833,064

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value: 50,000,000 shares authorized;
    37,239,002 shares issued and outstanding as of September 30, 2006;
    36,737,184 shares issued and outstanding at December 31, 2005               37,239                  36,737
Paid-in capital                                                              3,981,435                 958,982
Accumulated deficit                                                         (4,066,288)               (397,862)
                                                                    -------------------      ------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (47,614)                597,857
                                                                    -------------------      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $        1,315,001       $       1,430,921
                                                                    ===================      ==================

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       DIGICORP
================================================================================

Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months Ended                  Nine Months Ended
                                                         September 30,      September 30,  September 30,     September 30,
                                                              2006              2005            2006              2005
                                                        -----------------   ------------   ---------------   --------------
REVENUE
Sales                                                   $         88,043    $    52,046    $      755,791    $      55,128
Licensing fees                                                     7,779          4,218             7,779           85,205
                                                        -----------------     ----------   ---------------     ------------

Total revenue                                                     95,822         56,264           763,570          140,333

OPERATING EXPENSES
Cost of sales                                                     65,526         31,433           484,659           43,465
Selling, general and administrative expenses                   1,325,138        118,495         3,946,537          247,054
                                                        -----------------   ------------   ---------------   --------------

Total operating expenses                                       1,390,664        149,928         4,431,196          290,519
                                                        -----------------   ------------   ---------------   --------------

LOSS BEFORE INCOME TAXES                                      (1,294,842)       (93,664)       (3,667,626)        (150,186)

PROVISION FOR INCOME TAXES                                            --             --               800              800
                                                        -----------------   ------------   ---------------   --------------

NET LOSS                                                $     (1,294,842)   $   (93,664)   $   (3,668,426)   $    (150,986)
                                                        =================   ============   ===============   ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE             $          (0.03)   $     (0.01)   $        (0.10)   $       (0.01)
                                                        =================   ============   ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    37,239,002      15,530,104       37,118,319       15,530,104
                                                        =================   ============   ===============   ==============
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       DIGICORP
================================================================================

Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                        September 30,     September 30,
                                                                                             2006             2005
                                                                                       ----------------   --------------
Cash flows from operating activities:
Net loss                                                                               $    (3,668,426)   $    (150,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                     4,660              577
Amortization of licenses                                                                        72,465           86,825
Amortization of debt discount                                                                   29,054               --
Stock-based compensation to employees and directors                                          2,429,313               --
Stock-based compensation to consultants                                                          8,242               --
Changes in operating assets and liabilities:
Accounts receivable                                                                             17,515          (27,290)
Inventories                                                                                     53,496          (36,243)
Other current assets                                                                           202,294          (10,568)
Other long term assets                                                                          48,922               --
Accounts payable and accrued liabilities                                                       238,275            9,686
Deferred revenue                                                                                (7,779)         (87,560)
                                                                                       ----------------   --------------

          Net cash used in operating activities                                               (571,969)        (215,559)
                                                                                       ----------------   --------------

Cash flows from investing activities:
  Purchases of licenses and developed content                                                 (119,600)        (327,000)
  Proceeds from disposal of licenses                                                           140,000               --
  Purchases of property and equipment                                                          (27,617)         (14,214)
                                                                                       ----------------   --------------

          Net cash used in investing activities                                                 (7,217)        (341,214)
                                                                                       ----------------   --------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                       273,400               --
  Proceeds from revolving credit line - related party                                           50,000               --
  Proceeds from related party note                                                             220,000          552,321
                                                                                       ----------------   --------------

          Net cash provided by financing activities                                            543,400          552,321
                                                                                       ----------------   --------------

Net decrease in cash and cash equivalents                                                      (35,786)          (4,452)

Cash and cash equivalents at beginning of period                                                54,518            7,856
                                                                                       ----------------   --------------

Cash and cash equivalents at end of period                                             $        18,732    $       3,404
                                                                                       ================   ==============

Supplemental disclosures of cash flow information:

Income taxes                                                                           $         1,200    $          --
Interest paid                                                                          $            --    $          --

Non-cash investing and financing activity:

Acquisition of intangible assets for common stock                                      $       160,000    $          --
Acquisition of fixed assets for common stock                                           $       152,000    $          --

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited
September 30, 2006


1. DESCRIPTION OF BUSINESS

Digicorp ("the Company") was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ("SFAS") No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), pursuant to a recapitalization transaction (see note 4).

Rebel Crew Films operates as a wholly-owned operating subsidiary of the Company. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts. Rebel Crew Film's titles are sold via the internet and can be found at major retail outlets and independent video outlets across the United States of America and Canada.

The Company, including its operating subsidiary, generated revenue through the direct sales of licensed content and licensing agreements with third parties that distributed the Company's licensed content. The Company has reduced its sales force to reflect a shift in its emphasis from smaller retailers, which require a much larger infrastructure to support, in favor of what we expect to be the more profitable large wholesalers and retailers. Further, the Company intends to significantly reduce or eliminate future licensing agreements with third parties.

The Company is organized in a single operating segment. All of the Company's revenues are generated in the United States, and the Company has no long-lived assets outside the United States.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management's estimates.

The interim consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2005, was derived from the Company's audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006. The interim consolidated financial statements should be read in connection with the Company's audited financial statements for the year ended December 31, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films. All significant intercompany accounts and transactions have been eliminated in consolidation.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2006, the Company has an accumulated deficit of approximately $4.1 million and a working capital deficit of $777,000, which includes a deferred revenue balance of $72,000, as discussed below. During the nine months ended September 30, 2006, the Company incurred a loss of approximately $3.7 million. During the nine months ended September 30, 2006, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt and equity investments to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the company's fiscal year-end. Effective for the Company beginning January 1, 2007, SFAS No. 158 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at September 30, 2006 and December 31, 2005 are presented net of an allowance for doubtful accounts of $10,000 and $15,000, respectively.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

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

5. OTHER CURRENT ASSETS

The Company had an agreement with Sichenzia Ross Friedman Ference LLP ("Sichenzia") for legal representation that extended through March 31, 2007. In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at $325,000 and was being amortized over the term of the agreement. On September 15, 2006, Sichenzia terminated the agreement. As a result of Sichenzia's termination of the agreement, the Company recognized an expense of $147,000, during the three months ended September 30, 2006, in connection with the write-off of the unamortized prepaid expense balance. The remaining balance recorded in other current assets relates to an amount due the Company for reimbursable expenses from a related party of $11,000, security deposits of $31,000, and other items which amount to $9,000.

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

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the nine months ended September 30, 2006 and 2005, amortization expense related to the licensed content was $72,000 and $87,000, respectively.

Intangible assets and accumulated amortization at September 30, 2006 and December 31, 2005 are comprised of the following:

                                                   September 30,    December 31,
                                                       2006            2005
                                                    -----------     -----------

iCodemedia Assets                                   $   300,000     $   300,000
Perreoradio Assets                                      160,000              --
Licensed and developed content                          665,599         686,000
Less: accumulated amortization                         (262,208)       (189,744)
                                                    -----------     -----------

   Intangible assets, net                           $   863,391     $   796,256
                                                    ===========     ===========

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of September 30, 2006 to purchase 8,762,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2006, as their inclusion would have been antidilutive. At September 30, 2005 there were no outstanding options, warrants or convertible notes.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

8. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2006 and December 31, 2005 are comprised of the following:

                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Obligations on license agreements                    $     58,100   $     58,500
Accrued salaries                                          150,000         37,500
Accrued professional fees                                      --         29,000
Accrued interest                                           27,844             --
Income taxes payable                                           --            800
Other                                                       8,639          2,345
                                                     ------------   ------------
                                                     $    244,583   $    128,145
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

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2006, interest expense of $29,000 and $10,000, respectively, has been recorded from the debt discount amortization, and as of September 30, 2006, the remaining debt discount balance attributable to the beneficial conversion feature was $165,000.

10. REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

Revolving Line of Credit Agreement

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At September 30, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $1,600. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the "Convertible Notes") which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company's common stock at a price equal to the lesser of the closing price of the Company's common stock on March 23, 2006 or the share price of the Company's common stock offered in the Company's next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB Acquisition Fund.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

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

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

                                                                                           Outstanding Options
                                                                       -------------------------------------------------------------
                                                                                                                      Weighted
                                                                                                 Weighted              Average
                                                                                                  Average             Remaining
                                                Shares Available                                 Exercise            Contractual
                                                    for Grant          Number of Shares            Price             Life (years)
                                                ------------------     ------------------      --------------      -----------------
December 31, 2005                                         6,687,500              8,312,500     $     0.75                8.64
     Grants                                                (450,000)               450,000     $     1.54                8.83
     Cancellations                                           41,667                (41,667)    $     1.10                4.67
                                                -------------------    -------------------

September 30, 2006                                        6,279,167              8,720,833     $     0.79                7.96

Options exercisable at:
  December 31, 2005                                                              2,137,500     $     0.25                5.34
  September 30, 2006                                                             2,145,833     $     0.25                4.59

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2006, the following assumptions were used: volatility 143% to 155%; expected life 5 years; risk-free interest rate 3.75%; dividend yield 0%.

During the three and nine months ended September 30, 2006 stock-based compensation totaling $764,000 and $2,438,000, respectively, was recorded by the Company. As of September 30, 2006, total unrecognized compensation cost related to unvested stock options was $2,833,000.

DIGICORP
Notes to Consolidated Financial Statements - Unaudited (continued) September 30, 2006

12. WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the nine months ended September 30, 2006.

The following table summarizes information about common stock warrants outstanding at September 30, 2006:

                              Outstanding                                              Exercisable
-------------------------------------------------------------------------   ----------------------------------
                                          Weighted
                                           Average
                                          Remaining        Weighted
                                         Contractual        Average           Weighted           Average
     Exercise             Number            Life            Exercise            Number           Exercise
      Price            Outstanding         (Years)           Price            Exercisable          Price
-------------------  ----------------- ---------------- -----------------   ----------------- ----------------
 $ 0.10 - 0.25           250,000            4.25           $ 0.145              250,000         $ 0.145

 $ 0.50 - 0.75           300,000            4.00              0.65              300,000            0.65
-------------------  ----------------- ---------------- -----------------   ----------------- ----------------
 $ 0.10 - 0.75           550,000            4.11            $ 0.42              550,000          $ 0.42
===================  ================= ================ =================   ================= ================


13. RELATED PARTY TRANSACTIONS

At September 30, 2006 and December 31, 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company's Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company's common stock at September 30, 2006. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on June 30, 2006 with 5.0% simple interest.

On July 13, 2006, William Horne, the Company's Chief Financial Officer, loaned the Company $5,000. As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.

From July 14, 2006 through September 27, 2006, Jay Rifkin, the Company's Chairman and Chief Executive Officer, loaned the Company a total of $215,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full.

Other current assets at September 30, 2006 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company's Chief Financial Officer is also the Chief Financial Officer of AGB & Company.

14. SUBSEQUENT EVENTS

From October 13, 2006 through November 17, 2006, Mr. Rifkin loaned the Company an additional $95,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full.

Pursuant to shareholder approval, which was obtained at our annual meeting of stockholders held July 14, 2006, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile. Upon the Company's change in domicile from Utah to Delaware, which was declared effective on October 15, 2006, the name of the surviving corporation became Digicorp, Inc.

The Company was a party to a Production Services Agreement (the "Services Agreement") between RC3 Cine, Arte & Entretenimiento S.A. de C.V. ("Producer") and Rebel Crew Films, with an effective date of May 18, 2006. Pursuant to the terms of the Agreement, the Company was obligated to pay the Producer a series of payments totaling $120,000 of which the Company had made payments of $12,000. On November 1, 2006, due to the Company's current financial condition and its inability to fund the additional $108,000 financial obligation the Company's Board of Directors approved and authorized the Company to assign to Jay Rifkin its rights in the Services Agreement and write-off the previously capitalized payments of $12,000.

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

OVERVIEW

         From June 30, 1995, when we sold our assets, until September 19, 2005 Digicorp, Inc., a Delaware corporation, (referred to herein as the "Company," "we," "us," and "our") was a development stage enterprise. We had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC.

         On September 19, 2005, we entered into an asset purchase agreement to purchase the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com.

         On December 29, 2005, we acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), in consideration for the issuance of 21,207,080 shares of common stock to the shareholders of Rebel Crew Films. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Our products are developed to target Spanish speaking consumers who increasingly demand new Latino content and classic Spanish language movies. We offer producers and content-providers a flexible option to the larger Hollywood studio distributors and have emerged as a company that attracts premiere home entertainment products.

         Pursuant to shareholder approval, which was obtained at our annual meeting of stockholders held July 14, 2006, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile. Upon the Company's change in domicile from Utah to Delaware, which was declared effective on October 15, 2006, the name of the surviving corporation became Digicorp, Inc.

         Rebel Crew Films currently maintains approximately 300 Spanish language films and plans to serve the nation's largest wholesale, retail, catalog, and e-commerce accounts. Our titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, as well as independent video outlets across the United States of America and Canada. Our diverse programming includes: new releases, classic Mexican cinema, animation, cult, sports, martial arts, family entertainment, and more.

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

         We are primarily engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the internet. We are currently expanding our advertising to video and music-on-demand ("VOD"), and other alternative music and video programming formats in the United States and internationally. We continue to focus a significant amount of our available resources on the development of our intellectual property, specifically, on further development of ViraCast. ViraCast is our proprietary, patent pending technology which melds a wide range of media assets to deliver interactive, full motion video with advanced features.

         We currently generate the majority of our revenue through direct sales of our film content. However, we have reduced our sales force to reflect a shift in our emphasis from smaller retailers, which require a much larger infrastructure to support, in favor of what we expect to be the more profitable large wholesalers and retailers.

         Our primary operations are conducted through our wholly owned subsidiary: Rebel Crew Films. In addition, we have focused and will continue to focus development efforts of our intellectual property, such as the Perreoradio and iCodemedia Assets.

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

Revenue Recognition

         The Company primarily generates revenue through either the direct sales of licensed content or through licensing agreements whereby the Company receives advance payments as consideration for rights granted to third parties that distribute the Company's licensed content. Revenues from direct sales are recorded upon shipment. Advance payments received under licensing agreements are initially recorded as deferred revenue. The Company recognizes revenue under its licensing agreements as royalties are earned upon shipment of licensed content to customers by the sub-licensor. The Company may be entitled to receive additional royalty payments under the licensing agreements, but only to the extent that royalties calculated under the terms of the licensing agreements exceed the amount of the advance payments.

Intangible Assets

         The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company will perform an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, at least annually, unless events and circumstances indicate that such assets might be impaired.

         The Company has concluded that both its iCodemedia and Perreoradio Assets have indefinite useful lives. The iCodemedia Assets are currently under development with development focused upon commercializing the software to allow for a more intuitive experience by the user, greater stability and scalability of the platform, as well as other improvements. However, a time frame for when final development of the iCodemedia Assets will be completed is subject to our raising a significant amount of additional capital. Although we believe we will be successful in completing an equity financing, until such time as the equity financing is completed we cannot predict when final development of the iCodemedia Assets will be completed. Since we have not yet fully developed the iCodemedia Assets we have not yet begun to recognize any related revenue. In the event that we become aware of commercially deployed software solutions that offer similar services as our iCodemedia Assets we will perform an impairment analysis reflecting these competing solutions. Currently, we are in the process of establishing an infrastructure, to monetize the Perreoradio Assets primarily using an advertising business model. Although we are still creating much of the infrastructure, we believe that future anticipated cash flows justify the indefinite useful life treatment of the Perreoradio Assets. At present we have not identified any legal, regulatory, contractual, competitive, economic, or other factors that would limit the useful life of the iCodemedia or Perreoradio Assets.

LIQUIDITY AND CAPITAL RESOURCES

         Our total assets were $1,315,000 at September 30, 2006 versus $1,431,000 at December 31, 2005. The change in total assets is attributable to decreases in current assets of $309,000 and other long term assets of $49,000 which is partially offset by increases in property and equipment of $175,000 and intangible assets of $67,000.

         The decrease in current assets and other long term assets is primarily due to the write-off of prepaid legal fees. At December 31, 2005, pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended, with Sichenzia Ross Friedman Ference LLP ("Sichenzia"), prepaid legal fees of $245,000 were reflected in our financial statements. During the nine months ended September 30, 2006, we recorded $98,000 related to the amortization of prepaid legal fees. The term of the legal retainer agreement was through March 31, 2007, however, on September 15, 2006, Sichenzia terminated the agreement. As a result of Sichenzia's termination of the agreement, the Company recognized an expense of $147,000 due to the write-off of the unamortized balance of the prepaid expense. The remaining decrease of $115,000 is primarily attributed to a decrease in accounts receivable and inventories stemming from an overall decrease in sales of our Spanish language films.

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

         The increase in intangible assets is primarily due to both the acquisition of additional licensed content as well as our acquisition of the Perreoradio suite of websites. During the nine months ended September 30, 2006, we acquired additional licensed content for $105,000 and produced our first music video for $18,000. These increases were offset by the amortization of our licensed content in the amount of $72,000 and the disposal of certain licenses for an additional $140,000. As consideration for assets acquired in the acquisition of the Perreoradio suite of websites, we issued an aggregate of 100,000 shares of our common stock valued at $160,000. The Perreoradio assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

         We had a working capital deficit of $777,000 at September 30, 2006 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that expected future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund our operations for the 12 months subsequent to September 30, 2006. We expect to undertake additional debt and equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding. The last equity financing that we received was in April 2006 from our Chief Financial Officer. From July 13, 2006 through December 4, 2006, as a result of the absence of any recent funds being received through debt or equity financings, a series of loans totaling $265,000 were made to us primarily from Jay Rifkin, our Chairman and Chief Executive Officer. As consideration for the loans, we have issued demand promissory notes at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full. We cannot guarantee that Mr. Rifkin would be willing to further invest in the Company and if we are unable to secure additional sources of financing our operations would be negatively materially impacted.

During the three months ended September 30, 2006 we did not raise any funds through equity financings and during the three months ended June 30, 2006, the only equity financing that we entered into was a Subscription Agreement with our Chief Financial Officer in April 2006 relating to the issuance and sale of our common stock. Pursuant to the Subscription Agreement, we received gross proceeds of $55,000 from the issuance of 50,000 shares at a price of $1.10 per share. During the three months ended March 31, 2006 we entered into subscription agreements with unrelated accredited investors, pursuant to which we sold a total of 213,636 shares of our common stock at a price of $1.10 per share. We received gross proceeds of $235,000 from the sale of the stock. Additionally, from March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). The Revolving Line of Credit allowed us to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At September 30, 2006, we had borrowed $50,000 against the Revolving Line of Credit, all of which is due January 31, 2006. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the "Convertible Notes") which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding.

         Operating activities used $572,000 of cash during the nine months ended September 30, 2006, compared to using $216,000 during the nine months ended September 30, 2005.

         Cash used in investing activities for the nine months ended September 30, 2006 and 2005 of $7,000, and $341,000, respectively, resulted primarily from the purchases of licensed Spanish language film content that was capitalized. During the nine months ended September 30, 2006, purchases of licensed Spanish language film content was offset by proceeds of $140,000 from the disposal of certain licenses.


RESULTS OF OPERATIONS

REVENUES

         We generated revenues of $96,000 and $764,000 for the three and nine months ended September 30, 2006, respectively, as compared with revenues of $56,000 and $140,000 for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2005 a significant amount of our revenues were generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $72,000 and $80,000 at September 30, 2006 and December 31, 2005, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.

         During the three and nine months ended September 30, 2006, we recognized licensing revenue of $8,000. The remaining $88,000 and $756,000, respectively, in revenue primarily represents revenue generated through the direct sales of our licensed content. We expect that our continued efforts in the development of our intellectual property will ultimately result in a large component of our revenue being derived from advertising and that direct sales, as a percentage of total revenue, may become insignificant to our business.

EXPENSES

         Operating expenses, which were $4,431,000 during the nine months ended September 30, 2006 as compared with $291,000 during the nine months ended September 30, 2005, reflected an increase of $4,141,000. A significant component of the overall increase that occurred in operating expenses during the nine months ended September 30, 2006, related to cost of sales of $485,000, an increase in salaries and employee benefits of $584,000 and stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors of $2,429,000. All outstanding stock-based compensation awards were granted by us at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2006, the following assumptions were used: volatility 143% to 155%; expected life 5 years; risk-free interest rate 3.75%; dividend yield 0%. The costs associated with cost of sales, increases in salaries and employee benefits, and stock based compensation, which were insignificant or non-existent during the nine months ended September 30, 2005, reflect a shift in our revenue mix from revenue generated primarily through licensing agreements which do not have any costs of sales to that of direct sales which not only have cost of sales but also the need of a sales force. The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.

         Professional fees were $410,000 higher during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to significant increases in amounts paid for legal, consulting and accounting fees. Legal fees comprised the majority of this increase, representing an increase of $362,000. Of this increase, $98,000 related to the amortization of prepaid legal fees to Sichenzia pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended, and $147,000 was caused by the write-off of the unamortized balance of the prepaid expense related to stock issued to Sichenzia. The remaining increase in legal fees of $119,000 is attributed to work performed on content licensing agreements, an ongoing royalty audit, and acquisition related work, all of which were outside the scope of our agreement with Sichenzia.

         Amounts paid to consultants increased by $10,000 related to an ongoing royalty audit that we initiated during the quarter ended March 31, 2006 combined with amounts paid to primarily two consultants. Amounts paid to the two consultants related to services in generating direct sales at a large retailer and operational services.

         Rent expense increased by $72,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due in part to our relocation into commercial office space in August 2005, with base rent of $6,000 per month combined with periods of low rates of rent during the nine months ended September 30, 2005.

         Amortization expense decreased by $14,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to an adjustment recorded by us in September 2006 related to the disposal of certain licenses with a September 30, 2005 value of $140,000.

         General and administrative expense increased by $219,000 during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and is attributed to the overall expansion of the business throughout 2006 combined with the financial constraints placed on us as a result of limited amounts of available working capital during the nine months ended September 30, 2005.

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

         For the nine-month periods ended September 30, 2006 and 2005, we generated revenues of $764,000 and $140,000, respectively, and incurred net losses of $3,668,000 and $151,000, respectively. At September 30, 2006, we had a working capital deficit of $777,000 and an accumulated deficit of $4,066,000. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

         Since we have limited operating history and our total assets at September 30, 2006 consisted only of $19,000 in cash and total current assets of $194,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

         The public market for our common stock has historically been very volatile. Over the past two fiscal years subsequent interim quarterly periods, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.06 to $2.05. The closing sale price for our common stock on December 4, 2006 was $0.10 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.           Other Information.

         Not applicable.

Item 6.           Exhibits.

Exhibit
Number                                                                Description
------------------    ------------------------------------------------------------------------------------------------
3.1*                  Certificate of Incorporation of Digicorp, Inc.
3.2*                  State of Utah  Articles of Merger of  Digicorp,  a Utah  corporation,  into  Digicorp,  Inc., a
                      Delaware corporation
3.3*                  State of Delaware Articles of Merger of Digicorp,  a Utah corporation,  into Digicorp,  Inc., a
                      Delaware corporation
4.1*                  Demand  Promissory  Note in the  principal  amount of $5,000  issued  September 15, 2006 to Jay
                      Rifkin
4.2*                  Demand  Promissory  Note in the principal  amount of $75,000  issued  September 27, 2006 to Jay
                      Rifkin
4.3*                  Demand Promissory Note in the principal amount of $10,000 issued October 13, 2006 to Jay Rifkin
4.4*                  Demand Promissory Note in the principal amount of $10,000 issued November 1, 2006 to Jay Rifkin
4.5*                  Demand Promissory Note in the principal amount of $25,000 issued November 8, 2006 to Jay Rifkin
4.6*                  Demand  Promissory  Note in the  principal  amount of $50,000  issued  November 17, 2006 to Jay
                      Rifkin
31.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act
31.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act
32.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

   * Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DIGICORP, INC.


         Date: December 13, 2006         By:  /s/ Jay Rifkin
                                              ----------------------------------
                                              Jay Rifkin
                                              Chief Executive Officer


         Date: December 13, 2006         By:  /s/ William B. Horne
                                              ----------------------------------
                                              William B. Horne
                                              Chief Financial Officer