Form 10KSB/A
period 2005-12-31
DIGICORP
filed 2007-02-23
CIK 728385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A

                                 Amendment No. 1


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

                                               DIGICORP



      Date: February 23, 2007                 By: /s/ Jay Rifkin
                                                   -----------------------------
                                                   Jay Rifkin
                                                   Chief Executive Officer


      Date: February 23, 2007                  By: /s/ William B. Horne
                                                   -----------------------------
                                                   William B. Horne
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title               Date
          ---------                            -----               ----


                                    Chief Executive Officer    February 23, 2007
/s/ Jay Rifkin                      and Director
-------------------------------
Jay Rifkin


/s/ William B. Horne                Director                   February 23, 2007
-------------------------------
William B. Horne


/s/ Alice M.Campbell                Director                   February 23, 2007
-------------------------------
Alice M.Campbell


/s/ Alan Morelli                    Director                   February 23, 2007
-------------------------------
Alan Morelli


/s/ David M. Kaye                   Director                   February 23, 2007
-------------------------------
David M. Kaye