Form 10KSB
period 2006-12-31
DIGICORP
filed 2007-04-17
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-33067

DIGICORP, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0398271 (I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Marina Del Rey, CA 90292
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (310) 728-1450

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $841,145

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 4, 2007, was $1,348,373

As of April 4, 2007, the issuer had 37,239,002 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

Digicorp, Inc. (referred to herein as the “Company,” “we,” “us,” and “our”) was incorporated on July 19, 1983 under the laws of the State of Utah under the name of Digicorp for the purpose of developing and marketing computer software programs. From 1983 to 1995, our sales and investments were attributable to the sale of computer software and investments related to oil, gas and mining.

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

On December 29, 2005, we acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), in consideration for the issuance of 21,207,080 shares of common stock (the “Purchase Price”) to the shareholders of Rebel Crew Films. From the Purchase Price, 4,000,000 shares are held in escrow pending satisfaction of certain performance milestones. In addition, from the Purchase Price, 16,666,667 shares are subject to lock up agreements as follows: (a) 3,333,333 shares are subject to lockup agreements for one year; (b) 6,666,667 shares are subject to lockup agreements for two years; and (c) 6,666,667 shares, of which the 4,000,000 escrowed shares are a component, are subject to lockup agreements for three years.

Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films currently maintains approximately 300 Spanish language films and plans to serve the nation's largest wholesale, retail, catalog, and e-commerce accounts.

On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

The below description of our business includes the operations of our wholly owned subsidiary Rebel Crew Films.

OVERVIEW

We are an aggregator and distributor of programming content and a developer of multi-media technologies with operations concentrated primarily in the internet and home video business segments.

Together with our subsidiary, we are primarily engaged in the business of developing and distributing programming content, multi-media technologies, and advertising via the internet. We expect that within the next 12 months we will expand our advertising areas further into online as well as other alternative music and video programming formats, including video-on-demand (“VOD”) in the United States and internationally. We will focus a significant amount of our available resources to obtain the exclusive distribution rights for additional content through development, acquisition or licensing arrangements.

We currently generate revenue through either sub-licensing agreements with third parties that distribute our licensed content or through direct sales. Our typical licensing agreement consists of a three to five-year contract that carries a 15% - 50% royalty on gross sales of licensed product. We are currently focusing on the manufacture and distribution of our own licensed content and have seen a significant shift in revenues from sub-licensing agreements to direct sales.

We believe that opportunities exist in the VOD space to reach a larger customer base for the distribution of our content and to generate advertising revenue. We will actively pursue this potential source of revenue during the year ending December 31, 2007.

Our primary operations are conducted through our wholly owned subsidiary: Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our internally created ViraCast software. We are organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States, but with the development of ViraCast and PerreoRadio.com (described below), we expect that a portion of our future revenues will be from other countries. Revenue sources could be from distribution of content, advertising and licensing.

REBEL CREW FILMS, INC.

Rebel Crew Films, Inc. was founded in 2001 and our goal is to become a leading distributor of Latino home entertainment products.  Developed to target Spanish speaking consumers who increasingly demand new Latino content and classic Spanish language movies, we offer producers and content-providers a flexible option to the larger Hollywood studio distributors and have emerged as a company that attracts premiere home entertainment products.

Our specialty orientation provides our content partners with focused attention not accessible from major Hollywood studios or rental product distributors. We currently maintain and distribute approximately 200 Spanish language films, of which we control the exclusive distribution rights to approximately 52. The films in which we control the exclusive distribution rights are expected to provide us with greater profit margins as we expand our direct sales. Our content library currently consists of approximately 130 titles for which we exclusively control the distribution rights. As we expand our direct sales and increase the number of customers that purchase exclusive content directly from us, we believe that sales of our exclusive content will begin to represent a larger percentage of the total numbers of films that we distribute.

Our titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States of America and Canada. Our diverse Spanish language programming includes: new releases, classic Mexican cinema, animation, cult, sports, martial arts, family entertainment, and more.

PERREORADIO.COM

On February 7, 2006, we entered into an asset purchase agreement with Matthew B. Stuart pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the “Assets”): PerreoRadio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

In accordance with the purchase of the Assets, we entered a three-year employment agreement with Mr. Stuart. As consideration for the Assets, we issued Mr. Stuart and his nominees an aggregate of 100,000 shares of common stock. All such shares of common stock are subject to lock up agreements as follows: 25,000 shares are subject to a lock up agreement for one year; 25,000 shares are subject to a lock up agreement for two years; and 50,000 shares are subject to a lock up agreement for three years.

PerreoRadio.com is a Latino based community website that offers online radio shows from some of the top DJ’s in the Reggaeton genre. Our intent is to become a recognized leader in the Spanish-language and Hispanic-targeted markets by capturing the top DJ’s in this area and expanding into 12 - 15 markets to syndicate the shows. Currently, we operate in five markets: San Francisco, Los Angeles, Chicago, Boston and New York City.

ICODEMEDIA

On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, we completed the initial transaction to transform the company from that of a development stage enterprise to a digital media and content delivery company. The assets purchased consisted of the iCodemedia url’s and all related intellectual property (the “iCodemedia Assets”). The iCodemedia url’s consist of: www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com.

Ultimately, we intend to develop our iCodemedia Assets as a software publishing solution for iTunes and the Apple iPod. , Sony Playstation and multimedia enabled mobile phones.

VIRACAST

We are developing a suite of patent pending applications and services that allow for the enterprise workflow management, processing, distribution and control of content for next generation devices and emerging content delivery platforms. Our proprietary ViraCast technology provides content producers, advertisers, and marketers new revenue models built around these emerging platforms with enhanced user data, reporting, and accountability.

Our strategy for ViraCast is to pinpoint unexploited and unrealized market opportunities that emerge from the evolving media and advertising landscapes and build solutions around them. In particular, the company is focusing on new markets that arise from the following sources:

•	Podcasting (the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers);

•	Online Advertising; and

•	Viral Marketing (marketing and advertising techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes).

We will work with content developers, entertainment companies, advertising agencies, music talent, labels, representatives, distributors, as well as software and engineering companies to address the needs and requirements of the next generation of ad supported and paid content delivery technologies.

The company has successfully utilized its ViraCast technology to enhance and distribute online radio shows from PerreoRadio.com. We intend to employ this technology to distribute assets from our library of Spanish language films, while also marketing and offering the technology to a variety of third-party content owners and distributors seeking a digital delivery solution.

INTELLECTUAL PROPERTY AND TECHNOLOGY DEVELOPMENT

We have numerous United States and international patents pending that are directed to important and innovative aspects of our technology. As the technology evolves we intend to continue seeking patent protection where appropriate. We will seek to enhance our ViraCast product suite and content library through internal development and acquisition opportunities.

Our development and production teams are located in Marina Del Rey, CA.  We intend that our facilities in Marina Del Rey will house our content library, programming, sales and administrative personnel.

CUSTOMERS

For direct home video DVD sales, our sales associates focus on the largest retail chains in the country, including Wal-Mart and Blockbuster, via Anderson Merchandisers and other such sub-distributors. Currently, the sales force manages more than 100 active retail store customers. Besides our direct selling effort through telemarketing, we market our products by placing print ads in a variety of Latino trade magazines as well as through our website. We have a dedicated 1-800 toll free number for sales inquiries. For licensing activities, there are two companies: BCI Eclipse LLC, which has licensed approximately 20 titles: and VAS Entertainment/Rise Above Entertainment ("VAS/RA"), which has licensed approximately 20 titles from us. They function as manufacturers for our DVD inventory for those titles, as well as distributors. The agreements with these companies consist of a term of three to five years granting the companies the right to manufacture, promote, and distribute the licensed movies for a 15% - 50% royalty on gross sales, depending on title. The company intends to expand its licensing activities into the broadcast, satellite and cable markets.

The target customers for our media software are:

•
Premium Advertisers and Content Owners, including advertising agencies like WPP, Omnicom and Interpublic; content owners with their own advertising, such as NBC, CBS, ABC and The New York Times; and infomercial creators, like QVC and Williams Group;

•	Independent producers, artists, designers and filmmakers who own untapped content; and

•	Advertising Networks, including Advertising.com, ValueClick, ClickBooth, CJ.com and Zedo.

SUPPLIERS

We have three categories of suppliers - movie licensors, DVD manufacturers, and finished goods suppliers. Movie licensors consist of Spanish-language movie license holders primarily from Mexico who enter licensing agreements with us to manufacture and distribute their movies. We are currently in contract with eight different licensors of content. From these agreements, we have manufactured approximately 52 titles. Agreements with these companies consist of either a fixed license fee or a 40-60% royalty on net revenues for the right to manufacture, promote and distribute the films for four to five years, depending on title.

For the manufacture of DVDs, we use various suppliers depending price and delivery. We do not have a written agreement with these suppliers. There is no dependency on these suppliers as the supply of DVD manufacturing companies is broad and there are many potential firms that can be employed to supply our products.

MARKETING

We market our products and services through a broad array of programs and media formats, including video, internet, advertising campaigns, telemarketing, print advertisements, retail distribution, and web advertising. Other marketing strategies include online and offline cross-promotion and co-branding.

COMPETITION

We operate in the market for media products, services and content development and delivery, which is a highly competitive market characterized by rapid change, converging technologies, and increasing competition from companies offering communication, video, music, on-demand information and entertainment services integrated into other products and media properties. Globally, our most significant competition in the Spanish language sector is from Univision Communications, Inc. and Navarre Corp.

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

EMPLOYEES

We currently employ 8 full time employees and 3 part time employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

For the years ended December 31, 2006 and 2005, we generated revenues of $841,145 and $334,110, respectively, and incurred net losses of $5,080,794 and $357,561, respectively. At December 31, 2006, we had a working capital deficit of $1.1 million and an accumulated deficit of $5.5 million. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

VARIOUS CONDITIONS RAISE SUBSTANTIAL ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2006, we had an accumulated deficit of $5.5 million and a working capital deficit of $1.1 million, which includes a deferred revenue balance of $70,000. During the year ended December 31, 2006, we incurred a loss of approximately $5.1 million. During the year ended December 31, 2006, we primarily relied upon revenues generated from the direct sales of our Latino home entertainment content and on debt and equity investments to fund our operations. As a result, the report of our independent registered public accounting firm, dated April 16, 2007, for the year ended December 31, 2006, states that these conditions raise substantial doubt about our ability to continue as a going concern. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to us to fund our operations.

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

Our operating subsidiary Rebel Crew Films was organized under the laws of the State of California on August 7, 2002. Because Rebel Crew Films has a limited operating history, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in evolving markets, such as the Latino home video distribution market in which we operate. While to date we have not experienced these problems, we must meet many challenges including:

•	Establishing and maintaining broad market acceptance of our products and converting that acceptance into direct and indirect sources of revenue;

•	Establishing and maintaining our brand name;

•	Timely and successfully developing new content and films;

•	Developing content that results in high popularity among the viewing public;

•	Developing and maintaining strategic relationships to enhance the distribution and features of our video content.

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

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online and other multi-media properties and programming and delivery technologies.  We distribute some of the content that we license on our online properties, such as audio and video content from third parties.  We have been providing increasing amounts of audio and video content to our users as reflected in the increase in direct sales of our content and we believe that users will increasingly demand high-quality audio and video content, such as music, film, and other special events.  Such content may require us to make substantial payments to third parties from whom we license or acquire such content.  For example, our entertainment properties rely on film producers and distributors, and other organizations for a large portion of the content available on our properties.  Our ability to maintain and build relationships with third-party content providers will be critical to our success.  In addition, as new methods for accessing and delivering content through media formats becomes available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices.   We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain.  In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us.  An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition.  Further, some of our content licenses with third parties may be non-exclusive.  Accordingly, content providers and other media sources such as radio or television may be able to offer similar or identical content and technologies.  This increases the importance of our ability to deliver compelling content and media technologies in order to differentiate from other businesses.  If we are unable to license or acquire compelling content at reasonable prices, if other companies acquire, develop and/or distribute content that is similar to or the same as that provided by us, or if we do not develop compelling content or media technologies, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

Since we have limited operating history and our total assets at December 31, 2006 consisted only of $3,350 in cash and total current assets of $141,753, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

IF WE DO NOT MAINTAIN THE CONTINUED SERVICE OF OUR EXECUTIVE OFFICERS, WE MAY NEVER DEVELOP BUSINESS OPERATIONS.

Our success is dependent upon the continued service of our current chief executive officer. To date, we have entered into a written employment agreement with Jay Rifkin, our Chief Executive Officer. We do not have key man life insurance on any of our executive officers. While none of our executive officers currently has any definitive plans to retire or leave our company in the near future, any of such persons could decide to leave us at any time to pursue other opportunities. The loss of services of Mr. Rifkin or any of our other executive management team could cause us to lose revenue.

RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.08 to $2.05. The closing sale price for our common stock on April 4, 2007 was $0.10 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our principal executive office located at 4143 Glencoe Avenue, Marina Del Rey, California, 90292. The leased executive office space is approximately 3,800 rentable square feet. The lease contract term commenced August 1, 2005 and ends September 30, 2012. Base rent under the lease is $5,890 per month payable on the first day of each month. Additionally, a security deposit of $5,890 was required upon signing. In addition to our principal executive office lease, we lease additional office space at 4120 Del Rey Avenue, Marina Del Rey, California, 90292. The additional office space is approximately 10,000 rentable square feet. Base rent under the additional office lease is $12,475 per month payable on the first day of each month commencing September 1, 2006 and ending December 15, 2010. Additionally, a security deposit of $12,475 was required upon signing

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor are our properties the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “DGCO.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low	High	Low
First Quarter Ended March 31	$0.19	$0.08	$2.05	$1.10	$0.35	$0.13
Second Quarter Ended June 30	—	—	$1.25	$0.61	$0.45	$0.18
Third Quarter Ended September 30	—	—	$0.85	$0.25	$1.37	$0.20
Fourth Quarter Ended December 31	—	—	$0.30	$0.08	$1.90	$0.65

HOLDERS

As of April 4, 2007, our shares of common stock were held by approximately 282 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

We sold the following equity securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

All options described below expire ten years from the date of grant.

On February 7, 2006, we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the “Assets”) from Matthew D. Stuart: Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. As consideration for the Assets, we issued Mr. Stuart and his nominees an aggregate of 100,000 shares of common stock. All such shares of common stock are subject to lock up agreements as follows; 25,000 shares are subject to a lock up agreement for one year; 25,000 shares are subject to a lock up agreement for two years; and 50,000 shares are subject to a lock up agreement for three years. These securities were issued pursuant to the exemption from registration requirements provided by the Securities Act.

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

On April 3, 2006, the Company sold 50,000 shares of common stock to William B. Horne, the Company’s Chief Financial Officer and current director, at a price of $1.10 per share, resulting in gross proceeds of $55,000. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 24, 2006, we purchased a software application known as ITunesBucks and its associated assets therewith (the “Assets”) from EAI Technologies, LLC, a Virginia corporation. As consideration for the Assets, we issued EAI Technologies an aggregate of 138,182 shares of common stock. These securities were issued pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

On November 8, 2006, as consideration for their service as employees of the Company, we granted Matthew Stuart and Edwin Guardado options to purchase 175,000 shares and 125,000 shares of common stock, respectively, with an exercise price of $0.20 per share. These stock options vest annually over four years beginning November 8, 2007. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

On November 8, 2006, as consideration for service on our Board of Directors, we granted David M. Kaye options to purchase 250,000 shares of common stock with an exercise price of $0.20 per share, and each of Jay Rifkin, Alice Campbell and William Horne, options to purchase 150,000 shares of common stock with an exercise price of $0.20 per share. These stock options vest annually over four years beginning November 8, 2007. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under ”Risk Factors” appearing under “Item 1. Description of Business.” and elsewhere in this report on Form 10-KSB.

The following “Overview” section is a brief summary of the significant issues addressed in this Management’s Discussion and Analysis (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 7. Financial Statements and supplementary information appearing elsewhere in this Form 10-KSB.

OVERVIEW

On June 30, 1995, Digicorp, Inc., then a Utah corporation, (referred to herein as the “Company,” “we,” “us,” and “our”) became a development stage enterprise when we sold our assets. Until September 19, 2005 we had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC.

On September 19, 2005, the Company entered into an asset purchase agreement with Philip Gatch, the Company's former Chief Technology Officer, and thereby completed the purchase of certain assets from Mr. Gatch consisting of the iCodemedia suite of websites and internet properties and all related intellectual property (the "iCodemedia Assets"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com.

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

On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

We are an aggregator and distributor of programming content and a developer of multi-media technologies with operations concentrated primarily in the internet and home video business segments.

We are primarily engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the internet. We expect that within the next 12 months we will expand our advertising areas further into online as well as other alternative music and video programming formats, including video-on-demand (“VOD”) in the United States and internationally. We will focus a significant amount of our available resources to obtain the exclusive distribution rights for additional content through development, acquisition or licensing arrangements.

We currently generate the majority our revenue through direct sales of our film content. In the past we generated the majority of our revenue from licensing agreements which consisted of a three to five-year contract that carried a 15% - 50% royalty on gross sales of licensed product. We are currently focusing on the manufacture and distribution of our own licensed content and have seen a significant shift in revenues from sub-licensing agreements to direct sales..

Our primary operations are conducted through our wholly-owned subsidiary: Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our internally created ViraCast software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policy relates to the valuation of our intangible assets and stock based compensation.

Valuation of Intangible Assets

We assess the impairment of intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of intangible assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. Impairments of intangible assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our limited operating history and the early stage of development of some of our intangible assets, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. To date we have not recognized impairments on any of our intangible assets.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), Share-Based Payment, effective January 1, 2005. Since we had no outstanding options as of December 31, 2004, SFAS 123(R) would have had no impact on our financial statements had we elected to adopt the provisions of SFAS 123(R) in an earlier period. The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock. The expected term represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

Stock-based compensation expense, as determined using the Black-Scholes option pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures. Forfeiture estimates are based on historical data. To the extent actual results or revised estimates differ from the estimates used, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the impact of implementation on our consolidated financial statements but we do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement is effective for us in the first quarter of fiscal 2008. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets were $923,000 at December 31, 2006 versus $1,431,000 at December 31, 2005. The change in total assets is attributable to decreases in other current assets of $361,000, other long term assets of $49,000 and intangible assets of $268,000 which is partially offset by an increase in property and equipment of $171,000.

The aggregate decrease in other current assets and other long term assets, of $410,000, is primarily due to the write-off of prepaid legal fees. At December 31, 2005, pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended, with Sichenzia Ross Friedman Ference LLP ("Sichenzia"), prepaid legal fees of $245,000 were reflected in our financial statements. During the year ended December 31, 2006, we recorded $98,000 related to the amortization of prepaid legal fees. The term of the legal retainer agreement was through March 31, 2007, however, on September 15, 2006, Sichenzia terminated the agreement. As a result of Sichenzia’s termination of the agreement, the Company recognized an expense of $147,000 due to the write-off of the unamortized balance of the prepaid expense. The remaining decrease of $165,000 is attributed to a decrease in inventories, cash and an amount due the Company from a related party.

Inventories decreased by $79,000 reflecting a shift in focus to the manufacture and distribution of our own licensed content, which has a lower carrying value as well as significantly greater gross margins, from the distribution of third party content. The decrease in cash, of $51,000, is a result of our current financial constraints. As discussed in greater detail below, we have primarily relied upon loans from related parties to fund our operations. In an effort to limit the amount of borrowing under these loans we have maintained low levels of cash throughout the majority of 2006. The decrease in an amount due to the Company for reimbursable expenses from a related party, of $25,000, reflects cumulative payments received during 2006.

The increase in property and equipment is primarily attributed to our April 24, 2006, purchase of a software application known as ITunesBucks and its associated assets therewith (the “Assets”) from EAI Technologies, LLC, (“EAI”) a Virginia corporation. As consideration for the Assets, we issued EAI an aggregate of 138,182 shares of our common stock valued at $152,000. Such amount represented value attributed to the common stock at the April 24, 2006 closing price of  $1.10 per share, as reported on OTC Bulletin Board.

The decrease in intangible assets is primarily due to the write-off in goodwill of $300,000, the amortization of our licensed content in the amount of $108,000 and the disposal of certain licenses for an additional $140,000. These decreases were partially offset by the acquisition of additional licensed content as well as our acquisition of the Perreoradio suite of websites. During the year ended Decemer 31, 2006, we acquired additional licensed content for $105,000 and produced our first music video for $18,000. As consideration for assets acquired in the acquisition of the Perreoradio suite of websites, we issued an aggregate of 100,000 shares of our common stock valued at $160,000. The Perreoradio assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

We had a working capital deficit of $1.1 million at December 31, 2006 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that expected future revenues combined with either loans or direct equity investments into the Company will be sufficient to fund our operations during 2007. We expect to undertake additional debt and equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding. The last equity financing that we received was in April 2006 from our Chief Financial Officer. From July 13, 2006 through April 10, 2007, as a result of any new funding being received through debt or equity financings, a series of loans totaling $659,000 were made to us primarily from Jay Rifkin, our Chairman and Chief Executive Officer. As consideration for the loans, we have issued demand promissory notes at rates that range from the prime rate, as published in The Wall Street Journal, to the prime rate plus one percent to the date of payment in full. We cannot guarantee that Mr. Rifkin would be willing to further invest in the Company and if we are unable to secure additional sources of financing our operations would be negatively materially impacted.

During the three months ended March 31, 2006 we entered into subscription agreements with unrelated accredited investors, pursuant to which we sold a total of 213,636 shares of our common stock at a price of $1.10 per share. We received gross proceeds of $235,000 from the sale of the stock. During the three months ended June 30, 2006, we entered into a Subscription Agreement with our Chief Financial Officer relating to the issuance and sale of our common stock. Pursuant to the Subscription Agreement, we received gross proceeds of $55,000 from the issuance of 50,000 shares at a price of $1.10 per share. Additionally, from March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed us to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At December 31, 2006, we had borrowed $50,000 against the Revolving Line of Credit, all of which was due January 31, 2007 This note was not repaid by the scheduled maturity and to date has not been extended. Accordingly, the note is currently in default. The Company is in discussion with AGB Acquisition Fund to extend the due date. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes”) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes, including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding.

Operating activities used $748,000 of cash for the year ended December 31, 2006, compared to using $306,000 for the year ended December 31, 2005.

Cash used in investing activities for the year ended December 31, 2006 and 2005 of $27,000, and $408,000, respectively, resulted primarily from the purchases of licensed Spanish language film content that was capitalized. During the year ended December 31, 2006, purchases of licensed Spanish language film content was offset by proceeds of $140,000 from the disposal of certain licenses.

RESULTS OF OPERATIONS

REVENUES

We generated revenues of $841,000 and $334,000 for the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005 we generated approximately $11,000 and $83,000, respectively, of our total revenues through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $70,000 and $80,000 at December 31, 2006 and 2005, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.

During the years ended December 31, 2006 and 2005, the remaining $831,000 and $251,000, respectively, in revenues primarily represents revenues generated through the direct sales of our licensed content. We expect that our continued efforts in the development of our intellectual property will ultimately result in a large component of our revenue being derived from advertising and that direct sales, as a percentage of total revenue, may become insignificant to our business.

EXPENSES

Operating expenses, which were $5,840,000 during the year ended December 31, 2006 as compared with $691,000 during the year ended December 31, 2005, reflected an increase of $5,149,000. A significant component of the overall increase that occurred in operating expenses during the year ended December 31, 2006, related to cost of sales of $339,000, an increase in salaries and employee benefits of $651,000 and stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors of $3,163,000. All outstanding stock-based compensation awards were granted by us at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the year ended December 31, 2006, the following assumptions were used: volatility 138% to 155%; expected life 5 years; risk-free interest rate 3.75% to 4.50%; dividend yield 0%. The costs associated with cost of sales, increases in salaries and employee benefits, and stock based compensation, which were insignificant or non-existent during the year ended December 31, 2005, reflect a shift in our revenue mix from revenue generated primarily through licensing agreements which do not have any costs of sales to that of direct sales which not only have cost of sales but also the need of a sales force. The remaining operating expenses consisted of professional fees, rent expense, amortization expense, goodwill impairment and general and administrative expenses.

Professional fees were $411,000 higher during the year ended December 31, 2006 compared to the year ended December 31, 2005 due to significant increases in amounts paid for legal, consulting and accounting fees. Legal fees comprised the majority of this increase, representing an increase of $383,000. Of this increase, $98,000 related to the amortization of prepaid legal fees to Sichenzia pursuant to the terms of the May 5, 2005 legal retainer agreement, as amended, and $147,000 was caused by the write-off of the unamortized balance of the prepaid expense related to stock issued to Sichenzia. The remaining increase in legal fees of $138,000 is attributed to work performed on content licensing agreements, an ongoing royalty audit, and acquisition related work.

Rent expense increased by $104,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005 due to our relocation into commercial office space in August 2005, with base rent of $6,000 per month, our new industrial facility that we leased beginning in September 2006, with base rent of $12,000 per month, combined with periods of low rates of rent during the nine months ended September 30, 2005.

Amortization expense increased by $11,000 during the year ended December 31, 2006 compared to the year ended December 31, 2006 due to an adjustment recorded by us in September 2006 related to the disposal of certain licenses with a December 31, 2005 carrying value of $140,000.

As discussed above, in Liquidity and Capital Resources, we have a working capital deficit of $1.1 million and have primarily relied upon loans from related parties to fund our operations. These financial constraints have prevented us from continuing the planned build-out of the iCodemedia Assets. We had intended to use the ICodemedia Assets to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices. As consideration for the iCodemedia Assets, we had issued 1,000,000 shares of our common stock valued at $300,000. Recognizing that revenues and cash flows would be lower than expected from the iCodemedia Assets, we determined that a triggering event had occurred and conducted an impairment analysis in the quarter ended December 31, 2006 which resulted in the recording of an impairment charge of $300,000.

General and administrative expense increased by $198,000 during the year ended December 31, 2006 compared to the year ended December 31, 2005 and is attributed to the overall expansion of the business throughout 2006 combined with the financial constraints placed on us as a result of limited amounts of available working capital during the year ended December 31, 2005.

TAXES

At December 31, 2006, we had a net operating loss carryforward of approximately $3,809,000 to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

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
DIGICORP, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Digicorp, Inc.

We have audited the accompanying balance sheets of Digicorp, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digicorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
April 16, 2007

DIGICORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,350	$54,518
Accounts receivable, net	58,539	64,408
Inventories	50,705	130,168
Other current assets - related party	10,794	35,794
Other current assets	18,365	217,839

TOTAL CURRENT ASSETS	141,753	502,727

Other long term assets	—	48,922
Property and equipment, net	253,855	83,016
Intangible assets, net	527,780	796,256

TOTAL ASSETS	$923,388	$1,430,921

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$360,481	$189,095
Accrued liabilities	295,400	128,145
Revolving credit line - related party	50,000	—
Notes payable - related party	473,000	73,000
Deferred revenue	69,672	80,211

TOTAL CURRENT LIABILITIES	1,248,553	470,451

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(154,955)	(193,694)

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value: 50,000,000 shares authorized;
37,239,002 shares issued and outstanding as of December 31, 2006;
36,737,184 shares issued and outstanding at December 31, 2005	37,239	36,737
Additional paid-in capital	4,714,900	958,982
Accumulated deficit	(5,478,656)	(397,862)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(726,517)	597,857

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$923,388	$1,430,921

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2006	2005
REVENUE
Sales	$830,606	$251,349
Licensing fees	10,539	82,761
Total revenue	841,145	334,110

OPERATING EXPENSES
Cost of sales	551,125	212,188
Selling, general and administrative expenses	5,289,361	478,683

Total operating expenses	5,840,486	690,871

Operating loss	(4,999,341)	(356,761)

Interest expense	80,653	—

LOSS BEFORE INCOME TAXES	(5,079,994)	(356,761)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(5,080,794)	$(357,561)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,148,738	15,704,409

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended December 31, 2006 and 2005

			Additonal		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCES, December 31, 2004	15,530,104	$15,530	$(905)	$(40,301)	$(25,676)

Effects of recapitalization	21,207,080	21,207	766,194		787,401

Beneficial conversion feature in connection with convertible debt	—	—	193,693	—	193,693

Net loss	—	—	—	(357,561)	(357,561)
BALANCES, December 31, 2005	36,737,184	$36,737	$958,982	$(397,862)	$597,857

Issuance of common stock	263,636	264	273,136	—	273,400

Compensation expense due to stock option issuances	—	—	3,162,778	—	3,162,778

Acquisition of intellectual property and fixed assets	238,182	238	311,762	—	312,000

Compensation expense due to warrant issuances	—	—	8,242	—	8,242

Net loss	—	—	—	(5,080,794)	(5,080,794)
BALANCES, December 31, 2006	37,239,002	$37,239	$4,714,900	$(5,478,656)	$(726,517)

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Cash Flows
	Years Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,080,794)	$(357,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,312	1,577
Amortization of licenses	134,555	123,869
Amortization of debt discount	38,739	—
Impairment of intangible assets	300,000
Stock-based compensation to employees and directors	3,162,778	—
Stock-based compensation to consultants	8,242	—
Gain on disposal of intangible assets	(11,480)	—
Changes in operating assets and liabilities:
Accounts receivable	5,869	(64,408)
Inventories	79,463	(130,168)
Other current assets - related party	25,000	(35,794)
Other current assets	199,474	21,647
Other long term assets	48,922	—
Accounts payable	171,386	189,059
Accrued liabilities	167,255	28,862
Deferred revenue	(10,539)	(82,760)
Net cash used in operating activities	(747,818)	(305,677)

Cash flows from investing activities:
Cash acquired in acquisition	—	43,408
Purchases of licenses and developed content	(134,599)	(432,000)
Proceeds from disposal of licenses	140,000	—
Purchases of property and equipment	(32,151)	(19,390)

Net cash used in investing activities	(26,750)	(407,982)

Cash flows from financing activities:
Proceeds from issuance of common stock	273,400	—
Proceeds from revolving credit line - related party	50,000	—
Proceeds from pre-acquisition advances	—	180,000
Proceeds from related party notes	400,000	580,321

Net cash provided by financing activities	723,400	760,321

Net (decrease)/increase in cash and cash equivalents	(51,168)	46,662

Cash and cash equivalents at beginning of period	54,518	7,856

Cash and cash equivalents at end of period	$3,350	$54,518

Supplemental disclosures of cash flow information:

Income taxes	$1,200	$1,600
Interest paid	$—	$—

Non-cash investing and financing activity:

Acquisition of intangible assets	$160,000	$300,000
Acquisition of fixed assets	$152,000	$—
Assets acquired and liabilities assumed for stock
in connection with recapitalization:
Acquisition of other current assets	$—	$239,486
Acquisition of property and equipment	$—	$65,203
Acquisition of other long term assets	$—	$48,922
Assumption of accrued liabilities	$—	$89,619

Reclassification of amount due to related party
to convertible note payable - related party	$—	$48,986

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Notes to Consolidated Financial Statements
December 31, 2006

1. DESCRIPTION OF BUSINESS

Digicorp (“the Company”) was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), pursuant to a reverse merger transaction (see note 3).

Pursuant to shareholder approval, which was obtained at our annual meeting of stockholders held July 14, 2006, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile. Effective February 22, 2007, the Company changed its domicile from Utah to Delaware and the name of the surviving corporation is Digicorp, Inc.

Rebel Crew Films operates as a wholly-owned operating subsidiary of the Company. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products.  Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts.  Rebel Crew Film’s titles can be found at major retail outlets and independent video outlets across the United States of America and Canada.

The Company, including its operating subsidiary, generated revenue through the direct sales of licensed content and licensing agreements with third parties that distributed the Company’s licensed content. The Company is expanding its sales force to focus on direct sales of its licensed content and intends to significantly reduce or eliminate future licensing agreements with third parties.

The Company is organized in a single operating segment. All of the Company’s revenues are generated in the United States, and the Company has no long-lived assets outside the United States.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company has an accumulated deficit of $5.5 million and a working capital deficit of $1.1 million. During the year ended December 31, 2006, the Company incurred a loss of approximately $5.1 million. During the year ended December 31, 2006, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content, loans from its Chief Executive Officer, and on debt and equity investments to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets , goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As discussed in Note 6, the Company believed there were indicators of impairment present for its iCodeMedia assets and after performing the tests described above, recorded impairment charges during the quarter ended December 31, 2006.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the year ended December 31, 2006, the Company had stock-based compensation expense, related to issuances of stock options and warrants to the Company’s employees, directors and consultants of $3.17 million. During the year ended December 31, 2005, stock-based compensation totaling approximately $2.90 million was recorded by the Company prior to the reverse merger with Rebel Crew Films, and as such is included in the pre-merger net loss. Outstanding stock-based compensation awards were granted by the Company during 2005, prior to the reverse merger, at the per share fair market value on the grant date. Vesting of outstanding options and warrants differ based on the terms of each award.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company generates revenue through either the direct sales of licensed content or through licensing agreements whereby the Company receives advance payments as consideration for rights granted to third parties that distribute the Company’s licensed content. The Company may be entitled to receive additional royalty payments under the licensing agreements, but only to the extent that royalties calculated under the terms of the licensing agreements exceed the amount of the advance payments. Advance payments are initially recorded as deferred revenue. The Company recognizes revenue under its licensing agreements as royalties are earned upon shipment of licensed content to customers by the sub-licensor. Deferred revenue balances of $70,000 and $80,000 at December 31, 2006 and 2005, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods. Revenues from direct sales are recorded upon shipment.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at December 31, 2006 and 2005 are presented net of an allowance for doubtful accounts of $5,000 and $15,000, respectfully. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Inventory

Inventories, consisting primarily of Spanish language DVD titles, are stated at the lower of cost (average) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2006 and 2005 are presented net of accumulated depreciation of $15,623 and $2,311, respectfully. Depreciation expense for the years ended December 31, 2006 and 2005 was $13,312 and $2,311, respectively.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments and APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards. Valuation allowances are provided to the extent realization of recorded tax assets is not considered likely.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $17,000 and $1,000, respectively.

Shipping and Handlings Costs

Shipping and handling costs are classified as cost of sales.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Effective for the Company beginning January 1, 2007, SFAS No. 158 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments (“EITF No. 06-6”).  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position, results of operations or cash flows.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

3. RECAPITALIZATION

On December 29, 2005, the Company completed the acquisition of Rebel Crew Films. Pursuant to the stock purchase agreement, the Company acquired all of the outstanding equity stock of Rebel Crew Films from the Rebel Crew Films Shareholders. As consideration for the acquisition the Company agreed to issue 21,207,080 shares of the Company’s common stock (the “Purchase Price”) to the shareholders of Rebel Crew Films.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

Immediately following the completion of the acquisition, the Company’s previous shareholders owned 15,530,104 common shares and Rebel Crew Films shareholders owned 21,207,080, or approximately 57.7% of the outstanding shares of the Company’s common stock. For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films. Following the acquisition, Digicorp changed its fiscal year end from June 30 to December 31.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consist of the following:

	December 31,	December 31,
	2006	2005
Computer Software and Equipment	$262,849	$78,698
Office Furniture and Equipment	6,629	6,629
Total Property and Equipment	269,478	85,327
Less: accumulated depreciation	(15,623)	(2,311)
Property and equipment, net	$253,855	$83,016

Depreciation expense for the year ended December 31, 2006 and 2005 was $13,312 and $1,577, respectively.

5. OTHER CURRENT ASSETS

The Company had an agreement with Sichenzia Ross Friedman Ference LLP (“Sichenzia”) for legal representation that extended through March 31, 2007. In consideration for Sichenzia's services, the Company agreed to a fixed fee of $50,000 and to issue Sichenzia 500,000 shares of the Company's common stock. The common stock issued to Sichenzia was valued at $325,000 and was being amortized over the term of the agreement. On September 15, 2006, Sichenzia terminated the agreement. As a result of Sichenzia’s termination of the agreement, the Company recognized an expense of $147,000, during the three months ended September 30, 2006, in connection with the write-off of the unamortized prepaid expense balance. The remaining balance recorded in other current assets at December 31, 2006 relates to security deposits of $18,365.

6. INTANGIBLE ASSETS

Intangible assets consist of capitalized license fees for licensed content the Company acquired from owners including producers, studios and distributors as well as the Company’s iCodemedia and Perreoradio suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”).

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

The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. The Company intended to use these websites to provide a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices. As consideration for the iCodemedia Assets, the Company issued 1,000,000 shares of its common stock valued at $300,000. During the quarter ended December 31, 2006, the Company recognized a goodwill impairment charge of $300,000.  As discussed in Note 1, the Company has an accumulated deficit of $5.5 million and a working capital deficit of $1.1 million. These financial constraints have prevented the Company from continuing the planned build-out of the iCodemedia Assets. Recognizing that revenues and cash flows would be lower than expected from the iCodemedia Assets, the Company determined that a triggering event had occurred and conducted an impairment analysis in the quarter ended December 31, 2006 which resulted in the recording of an impairment charge of $300,000.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

The Perreoradio and iCodemedia Assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the “Title Term”). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the years ended December 31, 2006 and 2005, amortization expense related to the licensed content was $134,556 and $123,869, respectively.

Intangible assets and accumulated amortization at December 31, 2006 and 2005 are comprised of the following:

	December 31,	December 31,
	2006	2005

iCodemedia Assets	$—	$300,000
Perreoradio Assets	160,000	—
Licensed and developed content	665,599	686,000
Less: accumulated amortization	(297,819)	(189,744)

Intangible assets, net	$527,780	$796,256

In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

Fiscal year ended	Amortization

December 31, 2007	$142,445
December 31, 2008	$96,570
December 31, 2009	$76,497
December 31, 2010	$44,378
December 31, 2011	$7,890

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets
Federal net operating loss carryforward	$1,294,909	$660,302
State net operating loss carryforward	336,243	171,386
Stock based compensation	2,062,602	704,137
Deferred revenue	29,847	34,362
Beneficial conversion feature	(66,383)	—
Total gross deferred tax asset	3,657,218	1,570,187
Less valuation allowance	(3,657,218)	(1,570,187)
Net deferred tax asset	$—	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s loss for the year ended December 31, 2006 the Company has provided a valuation allowance in the amount of $3,660,000, an increase of $2,090,000. The amount of deferred tax assets considered realizable could change if future taxable income is realized. A component of the Company’s deferred tax assets are federal and state net operating loss carryforwards of approximately $3,809,000 and $3,804,000 respectively. Included in the federal and state net operating loss carryforwards are federal and state net operating losses of Digicorp prior to the recapitalization (see note 3) of approximately $554,000 and $144,000, respectively. A greater than 50% change in the ownership of the Company’s common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred on December 29, 2005. The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change date. The net operating losses will begin to expire in 2021 and 2011, respectively.

Due to the Company being in a net loss position, the implementation during 2006 of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, resulted in a difference of $66,000 between the expected income taxes at statutory rates and the amounts presented herein related to the change in valuation allowance.

At December 31, 2006 and 2005, the Company’s tax provision consists of:

	2006	2005
Current
Federal	$—	$—
State	800	800
Deferred
Federal	—	—
State	—	—
Total	$800	$800

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2006 and 2005, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2006	2005
Federal statutory tax rate	(34.00)%	(34.00)%
State and local income taxes, net of federal tax benefit	0.01	0.15
Non deductible items	0.02	0.39
Valuation allowance	33.98	33.70

Total effective tax rate	0.01%	0.24%

8. INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity

Options and warrants issued pursuant to the Company’s Stock Option Plan and warrants that were issued outside the Company’s Stock Option Plan which were outstanding as of December 31, 2006 to purchase 9,970,833 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the year ended December 31, 2006, as their inclusion would have been antidilutive.

Options and warrants issued pursuant to the Company’s Stock Option Plan and warrants that were issued outside the Company’s Stock Option Plan which were outstanding as of December 31, 2005 to purchase 8,312,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the year ended December 31, 2005, as their inclusion would have been antidilutive

9. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and 2005 are comprised of the following:

	December 31,	December 31,
	2006	2005
Obligations on license agreements	$55,095	$58,500
Accrued salaries	189,736	37,500
Accrued professional fees	—	29,000
Interest payable	41,913	—
Other	8,656	3,145
	$295,400	$128,145

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

10. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films, on December 29, 2005 the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), pursuant to which the Company purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,307 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company’s assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of the Company’s common stock at the rate of $1.112614 per share. Jay Rifkin, the Company’s Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $193,694 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. Through December 31, 2006, interest expense of $38,739 had been recorded from the debt discount amortization, and as of December 31, 2006, the remaining debt discount balance attributable to the beneficial conversion feature was $154,955.

11. REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%. At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $2,519. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes”) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company’s common stock at a price equal to the lesser of the closing price of the Company’s common stock on March 23, 2006 or the share price of the Company’s common stock offered in the Company’s next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. The Convertible Notes issued pursuant to the Revolving Line of Credit are due on January 31, 2007. The Company’s Chief Financial Officer was the Chief Financial Officer of AGB Acquisition Fund.

12. NOTE PAYABLE - RELATED PARTY

At December 31, 2006 and 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company’s Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company’s common stock at December 31, 2006. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on June 30, 2006 with 5.0% simple interest.

On July 13, 2006, William Horne, the Company’s Chief Financial Officer, loaned the Company $5,000. As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

From July 14, 2006 through December 31, 2006, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, loaned the Company a total of $395,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at interest rates that ranged from the prime rate to the prime rate plus one percent.

13. CUSTOMER CONCENTRATIONS

During the year ended December 31, 2006, the Company had sales to two customers that accounted for 12% and 10% of total sales. During the year ended December 31, 2005, there were no significant customers that accounted for over 10% of total sales.  These customers owed the Company $28,000 and nil at December 31, 2006.

14. COMMITMENT AND CONTINGENCIES

Rent expense during the years ended December 31, 2006 and 2005 was $140,000 and $36,000, respectively. In August 2005 the Company entered into a commercial lease agreement for office space.  The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012. Further, on each anniversary date the base rent is subject to a 3% increase over the previous year. In March 2006 the Company entered into a commercial lease agreement for additional office space.  The additional lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. Approximate future minimum rent payments under these leases are as follows:

Years ended December 31,
2007	2008	2009	2010	2011	Thereafter	Total

$225,500	$232,200	$239,200	$239,600	$82,800	$63,500	$1,082,800

15. STOCK BASED COMPENSATION

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”). The Plan reserves 15,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended December 31, 2006 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2005	6,687,500	8,312,500	$0.75	8.64
Grants	(1,450,000)	1,450,000	$0.62	9.46
Cancellations	41,667	(41,667)	$1.1	4.67

December 31, 2006	5,279,167	9,720,833	$0.73	7.92	$—

Options exercisable at:
December 31, 2005		2,137,500	$0.25	5.34	$—
December 31, 2006		4,204,167	$0.58	6.51	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. There have not been any options exercised during the years ended December 31, 2006 or 2005.

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	6,175,000	$0.85
Granted	1,450,000	$0.56
Vested	(2,066,667)	$0.86
Forfeited	(41,667)	$0.99

Nonvested at December 31, 2006	5,516,667	$0.78

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

All outstanding stock-based compensation awards that the Company granted in 2006 and 2005 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
	2006	2005
Weighted average risk free interest rate	4.27%	3.75%
Weighted average life (in years)	5.0	3.55
Volatility	138 - 155%	155%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.56	$0.56

During the year ended December 31, 2006 stock-based compensation totaling $3.17 million was recorded by the Company. As of December 31, 2006, total unrecognized compensation cost related to unvested stock options was $2.26 million. The cost is expected to be recognized over a weighted average period of 1.32 years. During the year ended December 31, 2005, stock-based compensation totaling approximately $2.90 million was recorded by the Company prior to the reverse merger with Rebel Crew Films, and as such is included in the pre-merger net loss.

16. EQUITY TRANSACTIONS

During the period February 2006 through April 2006, the Company entered into a Subscription Agreement with several accredited investors, relating to the issuance and sale by the Company of shares of its common stock (the "Shares"). The Company received gross proceeds of $290,000 from the issuance of 263,636 Shares at a price of $1.10 per share.

On February 7, 2006, the Company entered into an asset purchase agreement pursuant to which the Company purchased the Perreoradio suite of websites and all materials, intellectual property, goodwill and records in connection therewith (the "Assets"). As consideration for the Assets, the Company issued an aggregate of 100,000 shares of its common stock valued at $160,000.

17. WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the year ended December 31, 2006.

DIGICORP, INC.
Notes to Consolidated Financial Statements (continued)

The following table summarizes information about common stock warrants outstanding at December 31, 2006:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	4.00	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	3.75	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	3.86	$0.42	550,000	$0.42

18. RELATED PARTY TRANSACTIONS

The Company was a party to a Production Services Agreement (the “Services Agreement”) between RC3 Cine, Arte & Entretenimiento S.A. de C.V. (“Producer”) and Rebel Crew Films, with an effective date of May 18, 2006. Pursuant to the terms of the Agreement, the Company was obligated to pay the Producer a series of payments totaling $120,000 of which the Company had made payments of $12,000. On November 1, 2006, due to the Company’s current financial condition and its inability to fund the additional $108,000 financial obligation the Company’s Board of Directors approved and authorized the Company to assign to Jay Rifkin its rights in the Services Agreement and write-off the previously capitalized payments of $12,000.

Other current assets at December 31, 2006 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. (“AGB & Company”) based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company’s Chief Financial Officer is also the Chief Financial Officer of AGB & Company.

19. SUBSEQUENT EVENTS

From January 1, 2007 through April 10, 2007, Mr. Rifkin loaned the Company an additional $259,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

ITEM 8B.  OTHER INFORMATION.

Between July 2006 and April 10, 2007, Jay Rifkin loaned an aggregate total principal amount of $654,000 to Rebel Crew Films. We have agreed to repay these loans to Mr. Rifkin pursuant to the terms of various promissory notes issued in connection with such loans, which promissory notes are due on demand and accrue interest at rates ranging from the prime rate to the prime rate plus one percent per annum.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Jay Rifkin	51	Chief Executive Officer, Director
William B. Horne	38	Chief Financial Officer and Director
Alice M. Campbell	56	Director
Alan Morelli	45	Director
David M. Kaye	52	Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of our directors, director nominees and executive officers also serve in various capacities with our subsidiary Rebel Crew Films. There are no family relationships among any of our directors and executive officers.

Below is a brief description of the above persons’ business experience during the past five years based on information supplied by each of them.

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

William B. Horne, Chief Financial Officer and Director. Mr. Horne has been our Chief Financial Officer and a director since July 20, 2005. From September 30, 2005 until December 29, 2005, Mr. Horne also served as our Chief Executive Officer and Chairman of our Board of Directors. From July 5, 2005 until June 8, 2006, Mr. Horne was also the Chief Financial Officer and a director of Ault Glazer Bodnar & Company, Inc. Since July 5, 2005, Mr. Horne has also been Chief Financial Officer of Patient Safety Technologies, Inc. and its subsidiaries. On January 1, 2007, Mr. Horne’s title was changed to Chief Executive Officer and Chief Financial Officer of Patient Safety Technologies, Inc. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

Alice M. Campbell, Director. Ms. Campbell has been a member of our Board of Directors since July 16, 2005. Ms. Campbell served as a director of IPEX, Inc., a public company quoted on the OTC Bulletin Board from June 23, 2005 until January 30, 2006. Ms. Campbell served as a director of Patient Safety Technologies, Inc., a public company quoted on the OTC Bulletin Board from October 22, 2004 until January 26, 2007. Since 2001, Ms. Campbell has been, and is currently, an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service and for the National Business Institute. From 1979 to 2001, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney's Office and with several federal agencies, including the Internal Revenue Service, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service.

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

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2005. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, Digicorp, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292. We are in the process of building a website where our Code of Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act with respect to the fiscal year ended December 31, 2006: Jay Rifkin filed six reports late relating to a total of six transactions; William B. Horne filed two reports late relating to a total of two transaction; and each of Alice M. Campbell, and David M. Kaye filed one report late relating to a total of one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2006 and December 31, 2005, of those persons who were, at December 31, 2006 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Jay Rifkin, CEO	2006	$150,000	$0	$0	$26,725	$0	$0	$0	$176,725
and President(1)	2005	$37,500	0	0	$3,459,827	0	0	0	$3,497,327

(1)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

(2)	Consists of accrued salary for 2006 and 2005, none of which has been paid to date.

(3)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2005 and 2006 computed in accordance with SFAS 123(R).

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Jay Rifkin	1,466,666 -0-	2,933,334 150,000	$ $	0.85 0.20	9/30/2015 11/8/2016	-0- -0-	-0- -0-

Benefit Plans

Effective July 20, 2005, the Board of Directors approved our Stock Option and Restricted Stock Plan. Under the Stock Option and Restricted Stock Plan, we can issue restricted shares of common stock, options to purchase shares of common stock (both incentive stock options and non-incentive stock options) and warrants to purchase shares of common stock to employees, directors and consultants. The number of shares subject to the Stock Option and Restricted Stock Plan may not exceed 15,000,000 shares. The Stock Option and Restricted Stock Plan is administered by our Compensation Committee. On July 14, 2006, the stockholders approved our Stock Option and Restricted Stock Plan.

Compensation of Directors

During 2006, the Company did not compensate any of its directors in cash. The Chairman of the Audit Committee is entitled to receive $6,000 annually paid in cash. During 2006, the Company did not pay this amount; however, $6,000 has accrued and is payable to the Chairman of the Audit Committee for the 2006 fiscal year. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above. Directors were issued stock options for there service during 2006 as described under “Recent Sales of Unregistered Securities” in “Item 5. Market for Common Equity and Related Stockholder Matters.”

The following table provides certain summary information concerning the compensation paid to directors, other than Jay Rifkin (our Chief Executive Officer), during 2006. All compensation paid to Mr. Rifkin is set forth in the table under “Executive Compensation.”

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards (S)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
William B. Horne	$0	-0-	$26,725	-0-	$26,725
Alice M. Campbell	$6,000	-0-	$26,725	-0-	$32,725
Alan Morelli	$0	-0-	$-0-	-0-	$-0-
David M. Kaye	$0	-0-	$44,541	-0-	$44,541

(1)	Consists of accrued fees for 2006, none of which has been paid to date.

(2)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2006 computed in accordance with Financial Accounting Standards 123R.

Employment Agreements with Executive Officers

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

The following table sets forth certain information, as of April 4, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (2)
Jay Rifkin	26,577,664 (3)	62.8%
William B. Horne	600,000 (4)	1.6%
Alice M. Campbell	500,000 (5)	1.3%
Cesar Chatel	2,920,708 (6)	7.7%
Alan Morelli	600,000 (7)	1.6%
David M. Kaye	600,000 (8)	1.6%
Ault Glazer Asset Management, LLC	2,642,090 (9)	7.1%
Bodnar Capital Management, LLC	2,570,176 (10)	6.9%
All named executive officers and directors as a group (5 persons)	28,877,664	63.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Digicorp, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292.

(2)
Applicable percentage ownership is based on 37,239,002 shares of common stock outstanding as of April 4, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 4, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 4, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 19,086,372 shares held by Rebel Crew Holdings, LLC (“Rebel Holdings”) of which Mr. Rifkin is the sole managing member; (b) 2,441,292 shares which are directly held by Mr. Rifkin (2,421,292 shares of which have been pledged to Patient Safety Technologies, Inc. (“PST”) (see below)); (c) 500,000 shares issuable upon conversion of a $556,306.53 principal amount secured convertible note held by Rebel Holdings with a conversion price of $1.112614 per share; (d) 4,400,000 shares issuable upon exercise of stock options with an exercise price of $0.85 per share, which stock options vest annually over a period of three years from December 30, 2006; and (e) and 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share, which stock options vest annually over a period of three years from November 8, 2007. Mr. Rifkin's reported beneficial ownership does not include approximately 5,258,208 shares of common stock issued and issuable for which certain shareholders have granted Mr. Rifkin an irrevocable proxy to vote for certain directors. The 2,421,292 shares pledged to PST were purchased by Mr. Rifkin from PST on December 27, 2006. Part of the purchase price paid by Mr. Rifkin was a promissory note due four years from issuance. Unless Mr. Rifkin is in default, he has full voting rights with respect to the shares pledged to PST.

(4)
Includes (a) 50,000 shares owned by Mr. Horne; (b) 400,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Mr. Horne's services terminate; and (c) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007. Mr. Horne has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(5)
Represents (a) 350,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Ms. Campbell's services terminate; and (b) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007. Ms. Campbell has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(6)
Includes 2,120,708 shares held by Mr. Chattel (400,000 shares of which are held in escrow pending satisfaction of certain performance milestones through March 31, 2007; and 800,000 shares issuable upon exercise of stock options with an exercise price of $0.85 per share which stock options vest annually over a period of three years from December 30, 2006. Mr. Chatel has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock owned by Mr. Chatel for certain directors.

(7)
Includes: (a) options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from March 26, 2006; and (b) 250,000 shares issuable upon exercise of warrants with an exercise price of $0.145 per share and an expiration date of September 15, 2010.

(8)
Includes (a) options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from March 26, 2006; and (b) options to purchase 250,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007.

(9)
This information is based solely upon information reported in filings made to the SEC on behalf of Ault Glazer Asset Management, LLC (“Ault Glazer”). Includes 2,167,090 shares held directly by certain individually managed accounts and private investment funds (the “Ault Glazer Advisory Clients”) managed by Ault Glazer over which Ault Glazer holds discretionary voting and investment authority, and 475,000 shares issuable upon exercise of options held directly by Milton C. Ault, III (“Ault”). Ault is the Chief Investment Officer of Ault Glazer. Each of Ault Glazer and Ault disclaim beneficial ownership of the shares held on behalf of the Ault Glazer Advisory Clients. The address for Ault Glazer Asset Management, LLC and Milton C. Ault, III, is 1800 Century Park East, Suite 200, Los Angeles, CA 90067.

(10)	The address for Bodnar Capital Management, LLC is 680 Old Academy Road, Fairfield, CT 06824.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,029,167	$0.73	9,720,833

Equity compensation plans not approved by security holders	550,000	$0.42	-0-

Total	5,579,167	$0.70	9,720,833

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE.

Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest, except as follows:

Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $2,519. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes”) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company’s common stock at a price equal to the lesser of the closing price of the Company’s common stock on March 23, 2006 or the share price of the Company’s common stock offered in the Company’s next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. William B. Horne, the Company’s Chief Financial Officer and a director, was the Chief Financial Officer of AGB Acquisition Fund.

At December 31, 2006 and 2005 the Company has a liability of $73,000 due to Jay Rifkin, the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"). Mr. Rifkin is the Company’s Chief Executive Officer, director and a principal stockholder. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to Mr. Rifkin (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on June 30, 2006 with 5.0% simple interest.

On July 13, 2006, William B. Horne loaned the Company $5,000. As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.

From July 14, 2006 through April 10, 2007, Jay Rifkin loaned the Company a total of $654,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at interest rates that ranged from the prime rate to the prime rate plus one percent.

The Company was a party to a Production Services Agreement (the “Services Agreement”) between RC3 Cine, Arte & Entretenimiento S.A. de C.V. (“Producer”) and Rebel Crew Films, with an effective date of May 18, 2006. Pursuant to the terms of the Agreement, the Company was obligated to pay the Producer a series of payments totaling $120,000 of which the Company had made payments of $12,000. On November 1, 2006, due to the Company’s current financial condition and its inability to fund the additional $108,000 financial obligation the Company’s Board of Directors approved and authorized the Company to assign to Jay Rifkin its rights in the Services Agreement and write-off the previously capitalized payments of $12,000.

Other current assets at December 31, 2006 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. (“AGB & Company”) based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. William B. Horne, our Chief Financial Officer, is also the Chief Financial Officer of AGB & Company.

Director Independence

Our board of directors currently consists of five members. They are Jay Rifkin, William B. Horne, Alice M. Campbell, Alan Morelli and David M. Kaye. Messrs. Morelli and Kaye are independent directors. We have determined their independence using the definition of independence set forth in NASD Rule 4200.

Item 13. EXHIBITS.

Exhibit Number	Description
2.1
Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)

2.2
Letter Agreement dated December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)

2.3
Purchaser and Company Disclosure Schedules to Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

2.4
Lock Up Agreements of Sellers in connection with Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

2.5
Escrow Agreement dated December 29, 2005 by and among Digicorp, Rebel Holdings, LLC, Cesar Chatel and Sichenzia Ross Friedman Ference LLP as Escrow Agent (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

3.1
Articles of Incorporation (Utah) (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)

3.2
Certificate of Incorporation of Digicorp, Inc. (Delaware) (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.3
State of Utah Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.4
State of Delaware Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.5	Bylaws (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)

3.6	Amendment No. 1 to Bylaws (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005)

4.1
Secured Convertible Note due December 19, 2010 in the principal amount of $556,306.53 issued to Rebel Crew Holdings, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.2
Promissory Note due June 30, 2006 in the principal amount of $73,000 issued to Jay Rifkin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.3
Revolving Line of Credit dated and effective as of March 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Digicorp (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006)

4.4*	Form of Demand Promissory Note issued at various times by Digicorp to Jay Rifkin for loans made by Jay Rifkin from July 2006 to date

4.5
Demand Promissory Note in the principal amount of $5,000 issued July 13, 2006 to William Horne (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 21, 2006)

9.1
Voting Agreement dated December 29, 2005 by and among Jay Rifkin and the stockholders of Digicorp listed on the signature pages thereto (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.1
Subscription Agreement dated May 18, 2005 between Digicorp and Bodnar Capital Management, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2005)

10.2
Asset Purchase Agreement dated September 19, 2005, among Digicorp and Philip Gatch (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)

10.3
Securities Purchase Agreement dated December 29, 2005 by and among Rebel Holdings, LLC and Digicorp (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.4
Assignment Agreement dated December 29, 2005 by and among Rebel Holdings, LLC, Digicorp and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.5
Security Agreement dated December 29, 2005 by and among Digicorp and Rebel Crew Holdings, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.6	Digicorp Stock Option and Restricted Stock Plan (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2005)

10.7
Employment Agreement dated September 20, 2005, among Digicorp and Philip Gatch (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2005)

10.8
Employment Agreement effective as of September 30, 2005 by and between Digicorp and Jay Rifkin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.9
Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2005 between The Welk Group, Inc. and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.10
Videogram License Agreement dated August 19, 2003 by and between Rebel Crew Films and BCI Eclipse, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.11
Videogram License Agreement dated March 29, 2004 by and between Rebel Crew Films and BCI Eclipse Company, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.12
Videogram License Agreement dated May 26, 2004 by and between Rebel Crew Films and BCI Eclipse Company, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.13
License Agreement dated November 15, 2002 between Rebel Crew Films and VAS Entertainment/Rise Above Entertainment (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.14
License Agreement dated December 31, 2002 between Rebel Crew Films and VAS Entertainment/Rise Above Entertainment (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.15
Asset Purchase Agreement made as of February 7, 2006 by and between Digicorp and Matthew B. Stuart (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2006)

10.16
Subscription Agreement made as of April 20, 2006 by and between Digicorp and MLPF&S Custodian, FBO William B. Horne, IRA ((Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2006)

10.17
Placement Agreement dated April 26, 2006 between Digicorp and Ault Glazer Bodnar Securities LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.18
Asset Purchase Agreement dated April 24, 2006 by and between Digicorp and EAI Technologies in connection with the $152,000 purchase of ITunesBucks and its associated assets (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 21, 2006)

14.1
Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 28, 2005)

21.1	Subsidiaries (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $84,040 and $11,235 for the years ended December 31, 2006 and December 31, 2005, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee was formed during the year ended December 31, 2005. The fees for audit services were approved by our chief executive officer and the full board approved the financial statements filed on Forms 10-QSB and 10-KSB. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGICORP, INC.

Date: April 17, 2007	By:	/s/ Jay Rifkin
Jay Rifkin Chief Executive Officer

Date: April 17, 2007	By:	/s/ William B. Horne
William B. Horne Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Rifkin	Chief Executive Officer and Director	April 17, 2007
Jay Rifkin

/s/ William B. Horne	Director	April 17, 2007
William B. Horne

/s/ Alice M. Campbell	Director	April 17, 2007
Alice M.Campbell

/s/ Alan Morelli	Director	April 17, 2007
Alan Morelli

/s/ David M. Kaye	Director	April 17, 2007
David M. Kaye