Form 10QSB
period 2007-03-31
DIGICORP
filed 2007-05-21
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-33067

DIGICORP, INC.
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0398271 (I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Unit B, Marina Del Rey, CA 90292
(Address of principal executive offices)

Issuer’s telephone Number: (310) 728-1450

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2007, the issuer had 37,239,002 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGICORP, INC.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$27,329	$3,350
Accounts receivable, net	102,700	58,539
Inventories	34,031	50,705
Other current assets - related party	10,794	10,794
Other current assets	18,365	18,365

TOTAL CURRENT ASSETS	193,219	141,753

Property and equipment, net	232,460	253,855
Intangible assets, net	503,569	527,780

TOTAL ASSETS	$929,248	$923,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$386,769	$360,481
Accrued liabilities	326,940	295,400
Revolving credit line - related party	50,000	50,000
Note payable - related party	708,000	473,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	1,541,381	1,248,553

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(145,270)	(154,955)

TOTAL LONG TERM LIABILITIES	411,037	401,352

TOTAL LIABILITIES	1,952,418	1,649,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value: 50,000,000 shares authorized;
37,239,002 shares issued and outstanding as of March 31, 2007;
37,239,002 shares issued and outstanding at December 31, 2006	37,239	37,239
Paid-in capital	5,140,215	4,714,900
Accumulated deficit	(6,200,624)	(5,478,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,023,170)	(726,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$929,248	$923,388

The accompanying notes are an integral part of these consolidated interim financial statements.

DIGICORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
REVENUE
Sales	$125,339	$443,518

Total revenue	125,339	443,518

OPERATING EXPENSES
Cost of sales	40,863	261,288
Selling, general and administrative expenses	779,307	1,299,670

Total operating expenses	820,170	1,560,958

Operating loss	(694,831)	(1,117,440)

Interest expense	25,537	9,685

LOSS BEFORE INCOME TAXES	(720,368)	(1,127,125)

PROVISION FOR INCOME TAXES	1,600	800

NET LOSS	$(721,968)	$(1,127,925)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,239,002	36,918,800

The accompanying notes are an integral part of these consolidated interim financial statements.

DIGICORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(721,968)	$(1,127,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,395	1,541
Amortization of licenses	36,211	36,669
Amortization of debt discount	9,685	9,685
Stock-based compensation to employees and directors	425,315	894,939
Changes in operating assets and liabilities:
Accounts receivable	(44,161)	(148,147)
Inventories	16,674	11,794
Other current assets	—	(41,379)
Other long term assets	—	48,922
Accounts payable and accrued liabilities	57,828	206,304

Net cash used in operating activities	(199,021)	(107,597)

Cash flows from investing activities:
Purchases of licenses and developed content	(12,000)	(107,500)
Purchases of property and equipment	—	(15,268)

Net cash used in investing activities	(12,000)	(122,768)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	218,400
Proceeds from related party note	235,000	—

Net cash provided by financing activities	235,000	218,400

Net increase (decrease) in cash and cash equivalents	23,979	(11,965)

Cash and cash equivalents at beginning of period	3,350	54,518

Cash and cash equivalents at end of period	$27,329	$42,553

Supplemental disclosures of cash flow information:

Income taxes	$—	$1,200

Non-cash investing and financing activity:

Acquisition of intangible assets for common stock	$—	$160,000

The accompanying notes are an integral part of these consolidated interim financial statements.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2007

1. DESCRIPTION OF BUSINESS

Digicorp, Inc. (“the Company”) was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), pursuant to a recapitalization transaction (see note 4).

Rebel Crew Films operates as a wholly-owned operating subsidiary of the Company. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products.  Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts.  Rebel Crew Film’s titles are sold via the internet and can be found at major retail outlets and independent video outlets across the United States of America and Canada.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management’s estimates.

The interim consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2006, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007. The interim consolidated financial statements should be read in connection with the Company’s audited financial statements for the year ended December 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films. All significant intercompany accounts and transactions have been eliminated in consolidation.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2007 the Company has an accumulated deficit of approximately $6.2 million and a working capital deficit of $1.3 million, which includes a deferred revenue balance of $70,000, as discussed below. During the three months ended March 31, 2007, the Company incurred a loss of $722,000. During the three months ended March 31, 2007, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt investments to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at March 31, 2007 and December 31, 2006 are presented net of an allowance for doubtful accounts of $5,000.

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

Following completion of the acquisition the Company’s previous shareholders owned 15,530,104 common shares and Rebel Crew Films shareholders owned 21,207,080, or approximately 57.7% of the outstanding shares of the Company’s common stock. For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films. Following the acquisition, Digicorp changed its fiscal year end from June 30 to December 31.

5. INTANGIBLE ASSETS

Intangible assets consist of capitalized license fees for licensed content the Company acquired from owners including producers, studios and distributors as well as the Company’s Perreoradio suite of websites and internet properties and all related intellectual property (the “Perreoradio Assets”).

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

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the “Title Term”). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the three months ended March 31, 2007 and 2006, amortization expense related to the licensed content was $36,000 and $37,000, respectively.

Intangible assets and accumulated amortization at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31, 2007	December 31, 2006

Perreoradio Assets	$160,000	$160,000
Licensed and developed content	677,599	665,599
Less: accumulated amortization	(334,031)	(297,819)

Intangible assets, net	$503,568	$527,780

6. INCOME (LOSS) PER COMMON SHARE

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of March 31, 2007 to purchase 10,570,833 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the three months ended March 31, 2007, as their inclusion would have been antidilutive.

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

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

7. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31, 2007	December 31, 2006

Obligations on license agreements	$52,595	$55,095
Accrued salaries	216,487	189,736
Accrued interest	57,766	41,913
Other	93	8,656
	$326,941	$295,400

8. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2007 and 2006, interest expense of $9,685 and $9,685, respectively, has been recorded from the debt discount amortization, and as of March 31, 2007, the remaining debt discount balance attributable to the beneficial conversion feature was $145,270.

9. REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

Revolving Line of Credit Agreement

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At March 31, 2007, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $1,000 for the quarter then ended. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes”) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company’s common stock at a price equal to the lesser of the closing price of the Company’s common stock on March 23, 2006 or the share price of the Company’s common stock offered in the Company’s next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB Acquisition Fund.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

10. STOCK BASED COMPENSATION

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

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	5,279,167	9,720,833		$0.73	7.92
Grants	(1,000,000)	1,000,000		$0.11	9.90
Cancellations	150,000	(150,000)	$

March 31, 2007	4,429,167	10,570,833		$0.67	7.87	$—

Options exercisable at:
December 31, 2005		4,204,167		$0.58	6.51	$—
March 31, 2007		4,254,167		$0.60	6.30	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. There have not been any options exercised during the three months ended March 31, 2007 or year ended December 31, 2006.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three months ended March 31, 2007, the following assumptions were used: volatility 146%; expected life 5 years; risk-free interest rate 4.50%; dividend yield 0%.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

During the three months ended March 31, 2007 and 2006 stock-based compensation totaling $425,000 and $895,000, respectively, was recorded by the Company.

11. WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the three months ended March 31, 2007.

The following table summarizes information about common stock warrants outstanding at March 31, 2007:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	3.75	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	3.50	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	3.61	$0.42	550,000	$0.42

12. RELATED PARTY TRANSACTIONS

At March 31, 2007, the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company’s Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company’s common stock at March 31, 2007. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on June 30, 2006 with 5.0% simple interest.

From January 10, 2007 through March 29, 2007, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, and other related parties to him, loaned the Company a total of $235,000. Such loans are due on demand and bear interest at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full. Mr. Rifkin and the other related parties have loaned the Company $635,000 as of March 31, 2007.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
March 31, 2007

Other current assets at March 31, 2007 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. (“AGB & Company”) based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB & Company.

13. SUBSEQUENT EVENTS

During April 2007, Mr. Rifkin loaned the Company an additional $65,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing at the end of this Management’s Discussion and Analysis (“MD&A”).

The following "Overview" section is a brief summary of the significant issues addressed in this MD&A. Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1. Financial Statements

OVERVIEW

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

PERREORADIO.COM

On February 7, 2006, we entered into an asset purchase agreement with Matthew B. Stuart pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the “Assets” ): PerreoRadio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

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

ICODEMEDIA

On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, we completed the initial transaction to transform the company from that of a development stage enterprise to a digital media and content delivery company. The assets purchased consisted of the iCodemedia url’s and all related intellectual property (the “iCodemedia Assets” ). The iCodemedia url’s consist of: www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com.

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

CUSTOMERS

For direct home video DVD sales, our sales associates focus on the largest retail chains in the country, including Wal-Mart and Blockbuster, via Anderson Merchandisers and other such sub-distributors. Currently, the sales force manages more than 100 active retail store customers. Besides our direct selling effort through telemarketing, we market our products by placing print ads in a variety of Latino trade magazines as well as through our website. We have a dedicated 1-800 toll free number for sales inquiries. For licensing activities, there are two companies: BCI Eclipse LLC, which has licensed approximately 20 titles: and VAS Entertainment/Rise Above Entertainment ( "VAS/RA" ), which has licensed approximately 20 titles from us. They function as manufacturers for our DVD inventory for those titles, as well as distributors. The agreements with these companies consist of a term of three to five years granting the companies the right to manufacture, promote, and distribute the licensed movies for a 15% - 50% royalty on gross sales, depending on title. The company intends to expand its licensing activities into the broadcast, satellite and cable markets.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our total assets were $929,000 at March 31, 2007 versus $923,000 at December 31, 2006. The change in total assets is primarily attributable to an increase in accounts receivable of $44,000 that was partially offset by a decrease in intangible assets of $24,000.

The increase in accounts receivable was caused from growth in sales of $50,000 during the three months ended March 31, 2007 over the preceding quarter ended December 31, 2006. Sales during the three months ended March 31, 2007 and December 31, 2006 were $125,000 and $75,000, respectively.

The decrease in intangible assets is due to the acquisition of additional licensed content and its related amortization. During the three months ended March 31, 2007, we acquired additional licensed content $12,000. This increase was offset by the amortization of our licensed content in the amount of $36,000.

We had a working capital deficit of approximately $1.3 Million at March 31, 2007 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. We believe that future revenues, growth in sales to nation-wide retailers combined with either loans or direct equity investments into the Company will be sufficient to fund our operations for the 12 months subsequent to March 31, 2007. We expect to undertake additional debt and equity financings to better enable us to grow and meet our future operating and capital requirements, however, there is no assurance that we will be successful in obtaining the necessary level of funding.

Operating activities used $199,000 of cash during the three months ended March 31, 2007, compared to using $108,000 during the three months ended March 31, 2006.

Cash used in investing activities for the three months ended March 31, 2007 and 2006 of $12,000, and $123,000, respectively, resulted almost exclusively from the purchase of licensed Spanish language film content that was capitalized.

RESULTS OF OPERATIONS

REVENUES

We generated revenues of $125,000 and $444,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006 almost all of our revenues were generated through sales. In the past, our revenue was in large part generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. The deferred revenue balance of $70,000 at March 31, 2007 represents advance royalty payments that are expected to be earned over the subsequent twelve month period.

During the three months ended March 31, 2007, we did not recognize any licensing revenue. All of our $125,000 in revenue represents revenue generated through the direct sales of our licensed content. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year. Further, we will continue to focus on the general company strategy to manufacture and distribute product from our own library of licensed films as we continue our efforts of expanding sales to nation-wide retailers. Consequently, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties and increase our national exposure through nation-wide retailers. This general strategy has positioned the company to reduce overhead costs and significantly increase our gross margin.

EXPENSES

Operating expenses were $820,000 and $1,561,000 during the three months ended March 31, 2007 and 2006, respectively. A significant component of the decrease in operating expenses during the three months ended March 31, 2007, related to the decrease in cost of sales from $261,000 during the three months ended March 31, 2006 to a cost of sales of $41,000 during the three months ended March 31, 2007. In addition, stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased from $895,000 during the three months ended March 31, 2006 to $425,000 during the three months ended March 31, 2007. Furthermore, salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease from $195,000 during the three months ended March 31, 2006 to $148,000 during the three months ended March 31, 2007. These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers. The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. This strategy has positioned the company to significantly reduce expenses, increase its gross margin, and increase the company’s national exposure.

Professional fees were approximately $32,000 less during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to significant decreases in amounts paid for legal and consulting fees with a corresponding increase in accounting fees. Legal fees comprised the majority of this decrease of $68,000 whereas amounts paid to consultants decreased by $12,000. Accounting fees increased by $46,000.

Rent expense increased by approximately $51,000 during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due in part to the company’s lease of additional commercial office space in September 2006, with base rent of $12,000 per month combined with the base rent of $7,000 per month for the current corporate office space. The commercial office space was leased in anticipation of growth in the company’s software development.

General and administrative expense increased by approximately $20,000 during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and is attributed to the strategic overall expansion of the business into manufacturing and distributing product from our own library of licensed film content. Moreover, given the financials constraints the company incurred a significant increase in interest expense related to the financing of capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

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

For the three-month periods ended March 31, 2007 and 2006, we generated revenues of $125,000 and $444,000, respectively, and incurred net losses of $722,000 and $1,128,000, respectively. At March 31, 2007, we had a working capital deficit of $612,000 and an accumulated deficit of $6,201,000. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

Since we have limited operating history and our total assets at March 31, 2006 consisted only of $27,000 in cash and total current assets of $193,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.08 to $2.05. The closing sale price for our common stock on May 11, 2007 was $0.15 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Although there were no such changes during the quarter ended March 31, 2007, there were changes to our internal controls and in other factors that could affect these controls subsequent to the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 20, 2007, William B. Horne submitted his resignation as Chief Financial Officer. Mr. Horne will remain a director of the Company. In addition, Mr. Horne has been appointed to the Company’s Audit Committee. Mr. Horne’s decision to resign is not the result of any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company. This was filed with the Commission on April 26, 2007 Form 8-K Item 5.02.

On May 1, 2007, the Company hired a full time employee with the specific tasks to formalize the accounting department policies and procedures and to implement strict financial controls related to the review and approval of transactions, accounting entries, journal entries, timely reconciliation of general ledger account activity and balances, and of all Company financial related matters.

These changes resulted primarily from the Company’s commitment to ensure that the proper financial procedures, policies and controls are in place to better position the Company for growth. Furthermore, these changes also resulted in part from a letter dated May 8, 2007 from Squar Milner to the Company.

In that letter Squar Milner advised the Company that during its audit of the financial statements of the Company as of December 31, 2006, Squar Milner noted the following significant deficiencies involving internal control and its operation that it considers in aggregate to be material weaknesses: Inadequate staffing and oversight of accounting department; Absence of appropriate policies, procedures and effective controls related to the review and approval of transactions, and timely reconciliation of general ledger account activity and balances; Absence of policies, procedures and effective controls related to the financial close process and preparation of financial statement and disclosures; and Inadequate documentation and support for certain transactions. Squar Milner also noted in same letter that the above noted weaknesses did not result in any adjustments during the audit of the December 31, 2006 financial statements. The Company has made addressing such deficiencies or material weaknesses a high priority. The Company’s Audit Committee has discussed the foregoing matters with Squar Milner. The Company fully intends to improve our internal control over financial reporting through the hiring of full time accounting staff, increased independence of the accounting department, continued training of our accounting staff, working closely with independent accountants, and with the continued commitment of management to constantly strive for the improvement of our accounting policies, procedures and financial controls. Our management will work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. We are confident that this effort will be sufficient to fully remedy these deficiencies or material weaknesses and better position the Company for growth.

Effective as of May 8, 2007, the Company engaged Tarvaran, Askelson & Company, LLP as its principal independent accountants to audit the financial statements of the Company. The change in the Company’s independent accountants was approved by the Company’s Audit Committee and filed with the Commission on May 21, 2007 on Form 8-K Item 4.01.

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

None.

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

DIGICORP, INC.

Date: May 21, 2007	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: May 21, 2007	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer