Form 10QSB
period 2007-06-30
DIGICORP
filed 2007-08-17
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-33067

DIGICORP, INC.
(Exact name of small business issuer in its charter)

DELAWARE	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2007, the issuer had 39,389,002 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGICORP, INC.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,859	$3,350
Accounts receivable, net	111,096	58,539
Inventories	46,746	50,705
Other current assets	31,009	29,159

TOTAL CURRENT ASSETS	204,710	141,753

Property and equipment, net	211,066	253,855
Intangible assets, net	467,357	527,780

TOTAL ASSETS	$883,133	$923,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$355,263	$360,481
Accrued liabilities	412,434	295,400
Revolving credit line - related party	50,000	50,000
Note payable - related party	776,000	473,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	1,663,369	1,248,553

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(135,586)	(154,955)

TOTAL LONG TERM LIABILITIES	420,721	401,352

TOTAL LIABILITIES	2,084,090	1,649,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2007 and December 31, 2006
Common stock, $0.001 par value: 60,000,000 shares authorized; 39,389,002 shares issued and outstanding at June 30, 2007; 37,239,002 shares issued and outstanding at December 31, 2006	39,389	37,239
Paid-in capital	5,797,651	4,714,900
Accumulated deficit	(7,037,997)	(5,478,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1, 200,957)	(726,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$883,133	$923,388

The accompanying notes are an integral part of these consolidated interim financial statements.

DIGICORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
REVENUE
Sales	$77,276	$224,279	$202,615	$667,797

Total revenue	77,276	224,279	202,615	667,797

OPERATING EXPENSES
Cost of sales	32,317	157,844	73,180	419,132

Selling, general and administrative expenses	799,271	1,287,305	1,578,577	2,586,976

Total operating expenses	831,588	1,445,149	1,651,757	3,006,108

Operating Loss	(754,312)	(1,220,870)	(1,449,142)	(2,338,311)

Interest Expense	83,062	24,789	108,599	34,473

LOSS BEFORE INCOME TAXES	(837,374)	(1,245,659)	(1,557,741)	(2,372,784)

PROVISION FOR INCOME TAXES	—	—	1,600	800

NET LOSS	$(837,374)	$(1,245,659)	$(1,559,341)	$(2,373,584)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,197,244	37,193,637	37,720,770	37,056,978

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,559,341)	$(2,373,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,789	3,101
Amortization of licenses	72,422	67,056
Amortization of debt discount	69,369	19,369
Stock-based compensation to employees and directors	819,901	1,669,077
Stock-based compensation to consultants	-	4,121
Changes in operating assets and liabilities:
Accounts receivable	(52,557)	(9,222)
Inventories	3,959	(6,036)
Other current assets	(1,850)	33,216
Other long term assets	-	48,922
Accounts payable and accrued liabilities	111,816	280,234
Net cash used in operating activities	(493,492)	(263,746)

Cash flows from investing activities:
Purchases of licenses and developed content	(11,999)	(128,599)
Proceeds from disposal of licenses	-	65,000
Purchases of property and equipment	-	(27,617)

Net cash used in investing activities	(11,999)	(91,216)

Cash flows from financing activities:
Proceeds from issuance of common stock	215,000	273,400
Proceeds from revolving credit line - related party	-	50,000
Proceeds from related party note	303,000	-

Net cash provided by financing activities	518,000	323,400

Net increase (decrease) in cash and cash equivalents	12,509	(31,562)

Cash and cash equivalents at beginning of period	3,350	54,518

Cash and cash equivalents at end of period	$15,859	$22,956

Supplemental disclosures of cash flow information:

Income taxes	$1,600	$1,200

Non-cash investing and financing activity:

Beneficial conversion feature	$50,000
Acquisition of intangible assets for common stock	$-	$(160,000)
Acquisition of fixed assets for common stock	$-	$(152,000)

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2007

1. DESCRIPTION OF BUSINESS

Digicorp, Inc. (“the Company”) a Delaware corporation was originally organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ( “SFAS” ) No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), pursuant to a recapitalization transaction (see note 4).

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

The Company, including its operating subsidiary, generated revenue through the direct sales of its licensed content. The Company’s sales force focuses on direct sales of what we expect to be the more profitable large wholesalers and retailers which require a much smaller infrastructure to support.  The Company is organized in a single operating segment. All of the Company’s revenues are generated in the United States, and the Company has no long-lived assets outside the United States.

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

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007 the Company has an accumulated deficit of $7 million and a working capital deficit of $1.46 million, which includes a deferred revenue balance of $70,000, as discussed below. During the six months ended June 30, 2007, the Company incurred a loss of $1.6 million. During the six months ended June 30, 2007, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt and equity investments to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively seeking sources of additional financing in order to maintain and potentially expand the Company’s operations and to fund its debt repayment obligations. There can be no assurance that the Company will be able to obtain such additional funding on terms acceptable to the Company, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at June 30, 2007 and December 31, 2006 are presented net of an allowance for doubtful accounts of $5,000.

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

The Perreoradio Assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the “Title Term” ). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the six months ended June 30, 2007 and 2006, amortization expense related to the licensed content was $72,000 and $67,000, respectively.

Intangible assets and accumulated amortization at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Perreoradio Assets	$160,000	$160,000
Licensed and developed content	677,599	665,599
Less: accumulated amortization	(370,242)	(297,819)

Intangible assets, net	$467,357	$527,780

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of June 30, 2007 to purchase 9,358,333 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the six months ended June 30, 2007, as their inclusion would have been antidilutive.

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of June 30, 2006 to purchase 8,712,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the six months ended June 30, 2006, as their inclusion would have been antidilutive.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

7. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Obligations on license agreements	$47,595	$55,095
Accrued salaries	272,755	189,736
Accrued interest	81,143	41,913
Other	10,941	8,656
Total Accrued Liabilities	$412,434	$295,400

8. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films on December 29, 2005, the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ( "Rebel Holdings" ), pursuant to which the Company purchased a $556,000 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,000 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company’s assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of the Company’s common stock at the rate of $1.112614 per share. Jay Rifkin, the Company’s Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the six months ended June 30, 2007 and 2006, interest expense of $19,000 has been recorded from the debt discount amortization, and as of June 30, 2007, the remaining debt discount balance attributable to the beneficial conversion feature was $135,585.

9. REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

Revolving Line of Credit Agreement

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At June 30, 2007, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $2,000 for the six months then ended. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes” ) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company’s common stock at a price equal to the lesser of the closing price of the Company’s common stock on March 23, 2006 or the share price of the Company’s common stock offered in the Company’s next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB Acquisition Fund.

The Revolving Line of Credit contained a beneficial conversion feature which resulted in additional debt discount of $50,000.  The beneficial conversion amount was measured using the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company amortized accreted the beneficial conversion feature to interest expense.  For the six months ended June 30, 2007, the Company recorded the $50,000 as interest expense.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

10. STOCK BASED COMPENSATION

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan” ). The Plan reserves 15,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2006	5,279,167	9,720,833	$0.73	7.92
Grants	(1,000,000)	1,000,000	$0.11	9.90
Cancellations	1,362,500	(1,362,500)	$0.37	1.74

June 30, 2007	5,641,667	9,358,333	$0.72	7.52	$—

Options exercisable at:
December 31, 2006		4,204,167	$0.58	6.51	$—
June 30, 2007		3,125,000	$0.72	8.12	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. There have not been any options exercised during the six months ended June 30, 2007 or year ended December 31, 2006.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the six months ended June 30, 2007, the following assumptions were used: volatility 146%; expected life 5 years; risk-free interest rate 4.50%; dividend yield 0%.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

During the six months ended June 30, 2007 and 2006 stock-based compensation totaling $820,000 and $1,670,000, respectively, was recorded by the Company.

11. EQUITY TRANSACTIONS

Between April 24, 2007 and June 8, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 2,150,000 shares of its common stock. These issuances resulted in aggregate gross proceeds to the Company of $215,000.

12. WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the six months ended June 30, 2007.

The following table summarizes information about common stock warrants outstanding at June 30, 2007:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	3.50	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	3.25	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	3.36	$0.42	550,000	$0.42

13. RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ( "Rebel Holdings" ), an entity whose sole managing member is the Company’s Chief Executive Officer that owned approximately 54% of the outstanding shares of the Company’s common stock at June 30, 2007. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note”) on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on June 30, 2006 with 5.0% simple interest.

From January 10, 2007 through June 30, 2007, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, and other related parties to him, loaned the Company a total of $303,000. Such loans are due on demand and bear interest at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full. Mr. Rifkin and the other related parties have loaned the Company $771,000 as of June 30, 2007.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2007

Other current assets at June 30, 2007 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ( “AGB & Company” ) based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB & Company.

14. SUBSEQUENT EVENTS

During July 2007, Mr. Rifkin loaned the Company an additional $25,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" appearing at the end of this Management’s Discussion and Analysis ( “MD&A” ).

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

Our strategy for ViraCast is to pinpoint unexploited and unrealized market opportunities that emerge from the evolving media and advertising landscapes and build solutions around them. In particular, the company is focusing on new markets that arise from the following sources:

•	Podcasting (the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers);

•	Online Advertising ; and

•	Viral Marketing (marketing and advertising techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes).

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our total assets were $883,000 at June 30, 2007 versus $923,000 at December 31, 2006. The change in total assets is primarily attributable to depreciation and amortization expense of $115,000 that was partially offset by an increase in accounts receivable of $53,000. The depreciation expense consisted of $43,000 in property and equipment whereas amortization expense consisted of $72,000 in intangible assets.

The increase in accounts receivable resulted from growth in sales of $76,000 during the six months ended June 30, 2007 over the preceding two quarters ending December 31, 2006. Sales during the six months ended June 30, 2007 and December 31, 2006 were $203,000 and $118,000, respectively. During the six months ended June 30, 2007, Beat9.com generated $6,000 in sales revenue. During the three months ended March 31 and June 30, 2007 accounts receivable were $108,000 and $116,000, respectively.

The decrease in intangible assets was due to the acquisition of additional licensed content and its related amortization. During the six months ended June 30, 2007, we acquired $12,000 in additional licensed content which was offset by the amortization of our licensed content in the amount of $72,000. The decrease in property and equipment resulted from the depreciation expense of $43,000 of our web services software applications.

We had a working capital deficit of approximately $1.46 Million at June 30, 2007 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Operating activities used $493,000 of cash during the six months ended June 30, 2007, compared to using $264,000 during the six months ended June 30, 2006.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 of $12,000, and $91,000, respectively, resulted almost exclusively from the purchase of licensed Spanish language film content that was capitalized. Between April 24, 2007 and June 8, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 2,150,000 shares of its common stock. These issuances resulted in aggregate gross proceeds to the Company of $215,000.

RESULTS OF OPERATIONS

REVENUES

We generated revenues of $203,000 and $668,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006 almost all of our revenues were generated through sales. In the past, our revenue was in large part generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. The deferred revenue balance of $70,000 at June 30, 2007 represents advance royalty payments that are expected to be earned over the subsequent twelve month period.

During the three months ended June 30, 2007, total sales decreased by $58,000 or 43% from to $125,000 during the three months ended March 31, 2007 to $77,000. This decrease was primarily due to decreased sales to our existing national retail customers. One customer accounted almost exclusively of our net sales during the three months ended June 30, 2007.

During the six months ended June 30, 2007, we did not recognize any licensing revenue. All of our $203,000 in revenue represents revenue generated through the direct sales of our licensed content and web services portal. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year. Further, we will continue to focus on the general company strategy to manufacture and distribute product from our own library of licensed films as we continue our efforts of expanding sales to nation-wide retailers. Consequently, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties and increase our national exposure through nation-wide retailers. This general strategy has positioned the company to reduce overhead costs and significantly increase our gross margin.

EXPENSES

Operating expenses were $1,652,000 and $3,006,000 during the six months ended June 30, 2007 and 2006, respectively. A significant component of the decrease in operating expenses during the six months ended June 30, 2007, related to the decrease in cost of sales from $419,000 during the six months ended June 30, 2006 to a cost of sales of $73,000 during the six months ended June 30, 2007. For the three months ended March 31, and June 30, 2007 cost of sales were $41,000 and $32,000, respectively. The three month ended from March 31 to June 30, 2007 decrease in cost of sales is due in part to decrease sales in the second quarter.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased from $1,669,000 during the six months ended June 30, 2006 to $820,000 during the six months ended June 30, 2007. For the three months ended March 31 and June 30, 2007, stock based compensation expense was $425,300 and $394, 600, respectively. The decrease in stock based compensation expense from grants of nonqualified stock options in the second quarter resulted from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease from $399,000 during the six months ended June 30, 2006 to $281,000 during the six months ended June 30, 2007. These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $126,000 less during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to significant decreases in amounts paid for legal and consulting fees which were offset by an increase in accounting fees.

Legal expense comprised the majority of this decrease from the previous year. Legal fees decrease by $203,000 during the six months ended June 30, 2007. At June 30, 2006 and 2007 legal fees were $20,000 and $223,000, respectively. During the six months ended June 30, 2006 the majority of legal fees were related to the development of contracts and review of major company transactions. In addition, legal fees during this period were composed of fees paid for S.E.C. filing related matters, private placement agreements and in preparation for financing activities. During the six months ended June 30, 2007, legal fees were almost exclusively related to patent and trademark filing along with S.E.C. filing related expenses.

Consulting fees decrease by $17,000 during the six months ended June 30, 2007. At June 30, 2006 and 2007 consulting fees were $30,000 and $13,000, respectively. During the six months ended June 30, 2006, the majority of consulting expense was related to the development of internal systems, such as work-flow production processes and computer and network systems. During this same period consulting expense also comprised of some sales contracting work. During the six months ended June 30, 2007, consulting expense resulted from continued sales contracting work. In addition, consulting expense during this period included work done to further develop the Company’s accounting department and strengthen the Company’s accounting policies and control procedures.

During the three months ended June 30, 2007, operating expenses increased by $11,500 from March 31, 2007. The increased spending in the second quarter 2007 was primarily due to increased costs associated with legal fees from patent & trademark work along with accounting and audit fees.

 Accounting fees increased significantly during the six months ended July 30, 2007 by $85,000 directly relating to costs associated with audit and filing fees. At June 30, 2006 and 2007 accounting fees were $17,000 and $103,000, respectively.

Rent expense increased by approximately $89,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due in part to the company’s lease of additional commercial office space in September 2006, with base rent of $12,000 per month combined with the base rent of $7,000 per month for the current corporate office space. The commercial office space was leased in anticipation of growth in the company’s web services software development.

General and administrative expense increased by approximately $17,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and is attributed to the strategic overall expansion of the business into manufacturing and distributing product from our own library of licensed film content. Moreover, given the financials constraints the company incurred a significant increase in interest expense related to the financing of capital.

NET LOSS

For the six months ended, June 30, 2006 and 2007 the Company had a net loss of approximately $2.4 million and $1.6 million, respectively. The Company reduced its operating expenses by a significant amount 2007 as compared to 2006. During 2007 and 2006, the Company implemented strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company's developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

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

For the six-month periods ended June 30, 2007 and 2006, we generated revenues of $203,000 and $668,000, respectively, and incurred net losses of $1,559,000 and $2,374,000, respectively. At June 30, 2007, we had a working capital deficit of $1,459,000 and an accumulated deficit of $7,038,000. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

CONCENTRATION IN A SIGNIFICANT CUSTOMER

The Company sells almost exclusively to one of its customers.  The customer owed the Company approximately $92,700 as of June 30, 2007, which is included in accounts receivable.

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

 VARIOUS CONDITIONS RAISE SUBSTANTIAL ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN; NEED FOR ADDITIONAL FINANCING.

At June 30, 2007, we had an accumulated deficit of approximately $7 million and a working capital deficit of $1.46 million, which includes a deferred revenue balance of $70,000. During the six months ended June 30, 2007, we incurred a loss of $1.56 million. During the six months ended June 30, 2007, we primarily relied upon revenues generated from the direct sales of our Latino home entertainment content and on debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all. Additional financings, or the possible conversion of any of our debt obligations into equity, will result in dilution for then current stockholders.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

Since we have limited operating history and our total assets at June 30, 2007 consisted of $16,000 in cash and total current assets of $205,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.08 to $2.05. The closing sale price for our common stock on June 8, 2007 was $0.11 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

These changes resulted primarily from the Company’s commitment to ensure that the proper financial procedures, policies and controls are in place to better position the Company for growth. Furthermore, these changes also resulted in part from a letter to the Company dated May 8, 2007 from our prior independent accountant, Squar Milner.

In that letter Squar Milner advised the Company that during its audit of the financial statements of the Company as of December 31, 2006, they noted the following significant deficiencies involving internal control and its operation that it considers in aggregate to be material weaknesses: Inadequate staffing and oversight of accounting department; Absence of appropriate policies, procedures and effective controls related to the review and approval of transactions, and timely reconciliation of general ledger account activity and balances; Absence of policies, procedures and effective controls related to the financial close process and preparation of financial statement and disclosures; and inadequate documentation and support for certain transactions. Squar Milner also noted in same letter that the above noted weaknesses did not result in any adjustments during the audit of the December 31, 2006 financial statements. The Company has made addressing such deficiencies or material weaknesses a high priority. The Company’s Audit Committee has discussed the foregoing matters with Squar Milner. The Company fully intends to improve our internal control over financial reporting through the hiring of full time accounting staff, increased independence of the accounting department, continued training of our accounting staff, working closely with independent accountants, and with the continued commitment of management to constantly strive for the improvement of our accounting policies, procedures and financial controls. Our management will work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. We are confident that this effort will be sufficient to fully remedy these deficiencies or material weaknesses and better position the Company for growth.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2007, we sold a total of 2,150,000 shares of our common stock at $0.10 per share to ten investors for an aggregate purchase price of $215,000 in cash. Each of the purchasers is an “accredited investor” as such term in defined in Rule 501 of Regulation D. Each of the purchasers represented that it acquired the shares for investment purposes. Restrictive legends were placed on the certificates issued to the purchasers. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

See Part II, Item 2 for information on the sale during the second quarter of 2007 of a total of 2,150,000 shares of our common stock to ten investors for an aggregate purchase price of $215,000.

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

DIGICORP, INC.

Date: August 17, 2007	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: August 17, 2007	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer