Form 10QSB
period 2007-09-30
DIGICORP
filed 2007-11-19
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007, the issuer had 39,545,104 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGICORP, INC.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,057	$3,350
Accounts receivable, net	178,049	58,539
Inventories	46,055	50,705
Other current assets	30,888	29,159

TOTAL CURRENT ASSETS	269,049	141,753

Property and equipment, net	192,300	253,855
Intangible assets, net	431,146	527,780

TOTAL ASSETS	$892,495	$923,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$362,000	$360,481
Accrued liabilities	498,843	295,400
Revolving credit line - related party	—	50,000
Note payable - related party	952,000	473,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	1,882,515	1,248,553

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(125,902)	(154,955)

TOTAL LONG TERM LIABILITIES	430,405	401,352

TOTAL LIABILITIES	2,312,920	1,649,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized;
zero shares issued and outstanding at September 30, 2007 and
December 31, 2006	—	—
Common stock, $0.001 par value: 60,000,000 shares authorized;
39,545,104 shares issued and outstanding at September 30, 2007;
37,239,002 shares issued and outstanding at December 31, 2006	39,545	37,239
Paid-in capital	5,995,348	4,714,900
Accumulated deficit	(7,455,318)	(5,478,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1, 420,425)	(726,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$892,495	$923,388

The accompanying notes are an integral part of these consolidated interim financial statements.

DIGICORP, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2007	2006	2007	2006
REVENUE
Sales	$143,919	$88,043	$346,534	$755,791
Licensing Revenue	—	7,779	—	7,779
Total revenue	143,919	95,822	346,534	763,570

OPERATING EXPENSES
Cost of sales	32,298	65,526	105,479	484,659

Selling, general and administrative expenses	494,647	1,302,713	2,073,223	3,889,639

Total operating expenses	526,945	1,368,239	2,178,702	4,374,298

Operating Loss	(383,026)	(1,272,417)	(1,832,168)	(3,610,728)

Interest Expense	34,295	22,425	142,894	56,898

LOSS BEFORE INCOME TAXES	(417,321)	(1,294,842)	(1,975,062)	(3,667,626)

PROVISION FOR INCOME TAXES	—	—	1,600	800

NET LOSS	$(417,321)	$(1,294,842)	$(1,976,662)	$(3,668,426)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.05)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,277,655	37,239,002	38,245,435	37,118,319

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	Sept 30,	Sept 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,976,662)	$(3,668,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,322	4,660
Amortization of licenses	108,634	72,465
Amortization of debt discount	29,054	29,054
Stock-based compensation to employees and directors	962,143	2,429,313
Stock-based compensation to consultants	—	8,242
Changes in operating assets and liabilities:
Accounts receivable	(119,510)	17,515
Inventories	4,650	53,496
Other current assets	(1,729)	202,294
Other long term assets	—	48,922
Accounts payable and accrued liabilities	204,962	238,275
Deferred revenue	—	(7,779)
Net cash used in operating activities	(724,136)	(571,969)

Cash flows from investing activities:
Purchases of licenses and developed content	(12,000)	(119,600)
Proceeds from disposal of licenses	—	140,000
Purchases of property and equipment	(2,767)	(27,617)

Net cash used in investing activities	(14,767)	(7,217)

Cash flows from financing activities:
Proceeds from issuance of common stock	270,610	273,400
Proceeds from revolving credit line - related party	—	50,000
Proceeds from related party note	479,000	220,000

Net cash provided by financing activities	749,610	543,400

Net increase (decrease) in cash and cash equivalents	10,707	(35,786)

Cash and cash equivalents at beginning of period	3,350	54,518

Cash and cash equivalents at end of period	$14,057	$18,732

Supplemental disclosures of cash flow information:

Income taxes	$1,600	$1,200

Non-cash investing and financing activity:

Beneficial conversion feature	$50,000
Acquisition of intangible assets for common stock	$—	$(160,000)
Acquisition of fixed assets for common stock	$—	$(152,000)

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2007

1. DESCRIPTION OF BUSINESS

Digicorp, Inc. (“the Company”) a Delaware corporation was originally organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards (“SFAS” ) No. 7 when it sold its assets and changed its business plan. On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), pursuant to a recapitalization transaction (see note 4).

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

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
September 30, 2007

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007 the Company has an accumulated deficit of $7.5 million and a working capital deficit of $1.6 million which includes a deferred revenue balance of $70,000, as discussed below. During the nine months ended September 30, 2007, the Company incurred a loss of $2.0 million. During the nine months ended September 30, 2007, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt and equity investments to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively seeking sources of additional financing in order to maintain and potentially expand the Company’s operations and to fund its debt repayment obligations. There can be no assurance that the Company will be able to obtain such additional funding on terms acceptable to the Company, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at September 30, 2007 and December 31, 2006 are presented net of an allowance for doubtful accounts of $5,000.

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

Following completion of the acquisition the Company’s previous shareholders owned 15,530,104 common shares and Rebel Crew Films shareholders owned 21,207,080, or approximately 57.7% of the outstanding shares of the Company’s common stock. For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer. Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films. Following the acquisition, Digicorp changed its fiscal year end from September 30 to December 31.

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
September 30, 2007

Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the “Title Term”). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term.

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the nine months ended September 30, 2007 and 2006, amortization expense related to the licensed content was $109,000 and $73,000, respectively.

Intangible assets and accumulated amortization at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Perreoradio Assets	$160,000	$160,000
Licensed and developed content	677,599	665,599
Less: accumulated amortization	(406,453)	(297,819)

Intangible assets, net	$431,146	$527,780

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of September 30, 2007 to purchase 9,128,833 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the nine months ended September 30, 2007, as their inclusion would have been antidilutive.

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of September 30, 2006 to purchase 8,762,500 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the six months ended September 30, 2006, as their inclusion would have been antidilutive.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
September 30, 2007

7. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Obligations on license agreements	$47,595	$55,095
Accrued salaries	314,615	189,736
Accrued interest	100,143	41,913
Other	36,490	8,656
Total Accrued Liabilities	$498,843	$295,400

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

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the nine months ended September 30, 2007 and 2006, interest expense of $29,100 has been recorded from the debt discount amortization, and as of September 30, 2007, the remaining debt discount balance attributable to the beneficial conversion feature was $125,902.

9. REVOLVING LINE OF CREDIT AGREEMENT - RELATED PARTY

Revolving Line of Credit Agreement

During the period March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). The Revolving Line of Credit allowed the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At September 30, 2007, the Company had borrowed $50,000 against the Revolving Line of Credit and incurred interest expense of $3,000 for the nine months then ended. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the “Convertible Notes” ) which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes including any accrued interest thereon, to shares of the Company’s common stock at a price equal to the lesser of the closing price of the Company’s common stock on March 23, 2006 or the share price of the Company’s common stock offered in the Company’s next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB Acquisition Fund.

The Revolving Line of Credit contained a beneficial conversion feature which resulted in additional debt discount of $50,000.  The beneficial conversion amount was measured using the excess of the aggregate fair value of the common stock into which the debt is convertible over the proceeds allocated to the security. The Company amortized the beneficial conversion feature to interest expense.  For the nine months ended September 30, 2007, the Company recorded the $50,000 as interest expense.

On September 30, 2007, AGB Acquisition Fund converted $50,000, which constituted all of the outstanding principal balance of the Convertible Notes including accrued interest, to 556,102 shares of the Company’s common stock in accordance with their conversion rights.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
September 30, 2007

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

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	5,279,167	9,720,833	$0.73	7.92
Grants	(1,570,000)	1,570,000	$0.12	9.58
Cancellations	2,162,500	(2,162,500)	$0.55	4.15

September 30, 2007	5,871,667	9,128,333	$0.67	8.37	$—

Options exercisable at:
December 31, 2006		4,204,167	$0.58	6.51	$—
September 30, 2007		4,325,000	$0.76	7.91	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. There have not been any options exercised during the nine months ended September 30, 2007 or year ended December 31, 2006.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2007, the following assumptions were used: volatility 146%; expected life 5 years; risk-free interest rate 4.50%; dividend yield 0%.

During the nine months ended September 30, 2007 and 2006 stock-based compensation totaling $962,000 and $2,429,000, respectively, was recorded by the Company.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
September 30, 2007

11. EQUITY TRANSACTIONS

During the second quarter of 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 2,150,000 shares of its common stock. These issuances resulted in aggregate gross proceeds to the Company of $215,000.

Pursuant to the stock purchase agreement (see Note 4) the Company agreed to escrow 400,000 shares of its common stock pending satisfaction of performance milestones. During the three months ended September 30, 2007 the pending performance milestones were not satisfied and consequently the 400,000 shares held in escrow were canceled.

12. WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants. No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the nine months ended September 30, 2007.

The following table summarizes information about common stock warrants outstanding at September 30, 2007:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	3.25	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	3.00	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	3.11	$0.42	550,000	$0.42

13. RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ( "Rebel Holdings" ), an entity whose sole managing member is the Company’s Chief Executive Officer that owned approximately 54% of the outstanding shares of the Company’s common stock at September 30, 2007. In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note”) on December 29, 2005. The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company. The Note was due on September 30, 2006 with 5.0% simple interest.

From January 10, 2007 through September 30, 2007, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, and other related parties to him, loaned the Company a total of $479,000. Such loans are due on demand and bear interest at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full. Mr. Rifkin and the other related parties have loaned the Company $952,000 as of September 30, 2007.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
September 30, 2007

Other current assets at September 30, 2007 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ( “AGB & Company” ) based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. The Company’s former Chief Financial Officer was also the Chief Financial Officer of AGB & Company.

14. SUBSEQUENT EVENTS

During October 2007, Mr. Rifkin loaned the Company an additional $50,000. As consideration for the loans, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate, as published in The Wall Street Journal from time to time, plus one percentage point to the date of payment in full.

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

We believe that opportunities exist in the VOD space to reach a larger customer base for the distribution of our content and to generate advertising revenue. We will actively pursue this potential source of revenue in the form of licensing our content in digital format.

Our primary operations are conducted through our wholly owned subsidiary, Rebel Crew Films, Inc. In addition, we have focused and will continue to focus development efforts in our internally created ViraCast software. We are organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States, but, with the development of ViraCast and PerreoRadio.com (described below), we expect that a portion of our future revenues will be from other countries. Revenue sources could be from distribution of content, advertising and licensing.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our total assets were $892,000 at September 30, 2007 versus $923,000 at December 31, 2006. The change in total assets is primarily attributable to depreciation and amortization expense of $173,000 that was offset by an increase in accounts receivable of $120,000. The depreciation expense consisted of $64,000 in property and equipment whereas amortization expense consisted of $109,000 in intangible assets.

The increase in accounts receivable resulted primarily from growth in DVD sales of $61,000 during the three months ended September 30, 2007 over the preceding quarter ending June 30, 2007. DVD sales during the three months ended June 30, 2007 and September 30, 2007 were $71,000 and $132,000, respectively. DVD sales during the nine months ended September 30, 2007 and December 31, 2006 were $326,000 and $754,000, respectively. During the nine months ended September 30, 2007, www.Beat9.com, our Internet services business, generated $17,000 in sales revenue. During the three months ended March 31, June 30, and September 30, 2007 accounts receivable were $108,000, $116,000, and 183,000, respectively.

The decrease in intangible assets was due to the acquisition of additional licensed content and its related amortization. During the nine months ended September 30, 2007, we acquired $12,000 in additional licensed content which was offset by the amortization of our licensed content in the amount of $109,000. The decrease in property and equipment resulted from the depreciation expense of $64,000 of our web services software applications.

We had a working capital deficit of approximately $1.61 million on September 30, 2007 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Operating activities used $724,000 of cash during the nine months ended September 30, 2007 compared to $572,000 during the nine months ended September 30, 2006. The change in cash used for operating activities resulted from a decrease in the Company’s cost of sales that was completely offset by a decrease in sales revenue and increase in rent expense. Although the Company’s cost of sales decreased significantly from $105,000 during the nine months ended September 30, 2007 compared to $485,000 during the nine months ended September 30, 2006, these savings were more than offset by the significant decrease in sales from $758,000 during the nine months ended September 30, 2006 compared to $347,000 during the nine months ended September 30, 2007 and the significant increase in rent expense from $89,000 during the nine months ended September 30, 2006 compared to $176,000 during the nine months ended September 30, 2007.

Cash used in investing activities for the nine months ended September 30, 2007 and 2006 of $15,000, and $147,000, respectively, resulted almost exclusively from the purchase of licensed Spanish language film content that was capitalized. During the second quarter of 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 2,150,000 shares of its common stock. These issuances resulted in aggregate gross proceeds to the Company of $215,000.

RESULTS OF OPERATIONS

REVENUES

We generated revenues of $347,000 and $764,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2006 almost all of our revenues were generated through sales. In the past, our revenue was in large part generated through licensing agreements. The licensing agreements provide for us to receive advance payments as consideration for rights granted to third parties that distribute our licensed content. The advance payments are initially recorded as deferred revenue and subsequently recognized in income as royalties are earned upon shipment of licensed content to customers by the sub-licensor. The deferred revenue balance of $70,000 at September 30, 2007 represents advance royalty payments that are expected to be earned over the subsequent twelve month period.

During the three months ended September 30, 2007, total sales increased by $67,000. Sales increased from $77,000 during the three months ended June 30, 2007 to $144,000 during the three months ended September 30, 2007. This increase was primarily due to increased sales to our existing national retail customers. One customer accounted almost exclusively of our net sales during the three months ended September 30, 2007.

During the nine months ended September 30, 2007, we did not recognize any licensing revenue. All of our $347,000 in revenue represents revenue generated through the direct sales of our licensed content and web services portal. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year. Further, we will continue to focus on the general company strategy to manufacture and distribute product from our own library of licensed films as we continue our efforts of expanding sales to nation-wide retailers. Consequently, we anticipate that licensing revenues will significantly be reduced or eliminated in future years as we shift our focus away from licensing agreements with third parties and increase our national exposure through nation-wide retailers. This general strategy has positioned the company to reduce overhead costs and significantly increase our gross margin.

EXPENSES

Operating expenses were $2,179,000 and $4,374,000 during the nine months ended September 30, 2007 and 2006, respectively. The significant component in the decrease in operating expenses during the nine months ended September 30, 2007 comprised of a decrease in stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors and a decrease in the cost of sales.

Cost of sales decreased from $485,000 during the nine months ended September 30, 2006 to a cost of sales of $105,000 during the nine months ended September 30, 2007. For the three months ended June 30, and September 30, 2007 cost of sales were $32,320 and $32,290, respectively.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased from $2,429,000 during the nine months ended September 30, 2006 to $962,000 during the nine months ended September 30, 2007. For the three months ended June 30 and September 30, 2007, stock based compensation expense was $394,600 and $142,200, respectively. The decrease in stock based compensation expense from grants of nonqualified stock options in the third quarter resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease from $591,000 during the nine months ended September 30, 2006 to $426,000 during the nine months ended September 30, 2007. These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $273,000 less during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to significant decreases in amounts paid for legal and consulting fees which were offset by an increase in accounting fees.

Legal expense comprised the majority of this decrease from the previous year. Legal fees decrease by $317,000 during the nine months ended September 30, 2007. During the nine months ended September 30, 2006 and 2007, legal fees were $375,000 and $58,000, respectively. During the nine months ended September 30, 2006 the majority of legal fees were related to the development of contracts and review of major company transactions. In addition, legal fees during this period were composed of fees paid for S.E.C. filing related matters, private placement agreements and in preparation for financing activities. During the nine months ended September 30, 2007, legal fees were almost exclusively related to patent and trademark filing along with S.E.C. filing related expenses.

Consulting fees decrease by $33,000 during the nine months ended September 30, 2007. At September 30, 2006 and 2007 consulting fees were $48,000 and $15,000, respectively. During the nine months ended September 30, 2006, the majority of consulting expense was related to the development of internal systems, such as work-flow production processes and computer and network systems. During this same period consulting expense also comprised of some sales contracting work. During the nine months ended September 30, 2007, consulting expense resulted from continued sales contracting work. In addition, consulting expense during this period included work done to further develop the Company’s accounting department and strengthen the Company’s accounting policies and control procedures.

During the three months ended September 30, 2007, operating expenses decreased by $305,000 from the three months ended June 30, 2007. The change in operating expenses in the third quarter 2007 was primarily due to decrease costs associated with salaries and employee benefits and decreased costs associated with legal and accounting fees. Salaries and employee benefits during the three months ended June 30, 2007 and September 30, 2007 were $550,000 and $288,000, respectively. The change in salaries and employee benefits resulted primarily from a reduction of the employee workforce and from cancellations of nonqualified stock options to employees no longer with the Company. During the three months ended June 30, 2007 and September 30, 2007, total legal and accounting fees decreased from $87,000 to $29,000, respectively. The change in total legal and accounting fees resulted from decreased costs associated with patent & trademark work and decreased costs associated with audit and accounting fees.

Rent expense increased by approximately $87,000 during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due in part to the company’s lease of additional commercial office space in September 2006, with base rent of $13,000 per month combined with the base rent of $7,000 per month for the current corporate office space. The commercial office space was leased in anticipation of growth in the company’s web ad technology services software development.

General and administrative expense decreased by approximately $19,000 during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and is attributed to the strategic overall expansion of the business into manufacturing and distributing product from our own library of licensed film content.

Given the financials constraints of the Company, interest expense related to the financing of capital increase significantly from $57,000 during the nine months ended September 30, 2007 to $143,000 during the nine months ended September 30, 2007.

NET LOSS

For the nine months ended, September 30, 2006 and 2007 the Company had a net loss of approximately $3.67 million and $1.98 million, respectively. The Company reduced its operating expenses by a significant amount 2007 as compared to 2006. During 2007 and 2006, the Company implemented strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company's developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

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

For the nine-month periods ended September 30, 2007 and 2006, we generated revenues of $347,000 and $764,000, respectively, and incurred net losses of $1,976,000 and $3,668,000, respectively. At September 30, 2007, we had a working capital deficit of $1,613,000 and an accumulated deficit of $7,455,000. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

CONCENTRATION IN A SIGNIFICANT CUSTOMER

The Company sells almost exclusively to one of its customers.  The customer owed the Company approximately $163,000 as of September 30, 2007, which is included in accounts receivable.

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

 VARIOUS CONDITIONS RAISE SUBSTANTIAL ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN; NEED FOR ADDITIONAL FINANCING.

At September 30, 2007, we had an accumulated deficit of approximately $7.5 million and a working capital deficit of $1.6 million, which includes a deferred revenue balance of $70,000. During the nine months ended September 30, 2007, we incurred a loss of $1.98 million. During the nine months ended September 30, 2007, we primarily relied upon revenues generated from the direct sales of our Latino home entertainment content and on debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all. Additional financings, or the possible conversion of any of our debt obligations into equity, will result in dilution for then current stockholders.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH POTENTIAL WOULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES.

Since we have limited operating history and our total assets at September 30, 2007 consisted of $14,000 in cash and total current assets of $269,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.05 to $2.05. The closing sale price for our common stock on November 15, 2007 was $0.065 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2007, we granted Alan Morelli, as consideration for service on our Board of Directors, options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share, and on August 29, 2007, we granted to five other persons, as consideration for services on behalf of the Company, options to purchase an aggregate of 395,000 shares of common stock with an exercise price of $0.14 per share. These stock options vest annually over four years beginning August 29, 2007. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 30, 2007, we issued 556,102 shares of common stock to Ault Glazer Capital Partners, LLC (“Ault Glazer”) pursuant to a Termination Agreement entered into with Ault Glazer on September 30, 2007 pursuant to which Ault Glazer agreed to convert at $0.10 per share the principal and all interest accrued from inception of certain promissory notes in the aggregate amount of $55,610.24. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

DIGICORP, INC.

Date: November 19, 2007	By:	/s/ Jay Rifkin
Jay Rifkin Chief Executive Officer

Date: November 19, 2007	By:	/s/ Jay Rifkin
Jay Rifkin Principal Financial Officer