Form 10KSB
period 2007-12-31
DIGICORP, INC.
filed 2008-04-16
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

COMMISSION FILE NUMBER: 000-33067

DIGICORP, INC.
(Name of small business issuer in its charter)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $592,365

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 11, 2008, was $1,079,246.

As of April 11, 2008, the issuer had 39,545,104 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

TABLE OF CONTENTS

PART I			Page
ITEM	1	Description of Business	1
ITEM	2	Description of Property	13
ITEM	3	Legal Proceedings	13
ITEM	4	Submission of Matters to a Vote of Security Holders	13

PART II
ITEM	5	Market for Common Equity and Related Stockholder Matters and	14
		Small Business Issuer Purchases of Equity Securities
ITEM	6	Management’s Discussion and Analysis or Plan of Operation	16
ITEM	7	Financial Statements	27
ITEM	8	Changes In and Disagreements With Accountants on	27
		Accounting and Financial Disclosure
ITEM	8A (T)	Controls and Procedures	28
ITEM	8B	Other Information	28

PART III
ITEM	9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;	29
		Compliance With Section 16(a) of the Exchange Act
ITEM	10	Executive Compensation	31
ITEM	11	Security Ownership of Certain Beneficial Owners and	33
		Management and Related Stockholders Matters
ITEM	12	Certain Relationships and Related Transactions, and Director Independence	35
ITEM	13	Exhibits	36
ITEM	14	Principal Accountant Fees and Services	37
		Signatures	38

PART I

ITEM 1.          Description of Business

Overview

We are engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the Internet.  We expect that within the next 12 months, our business will shift significantly to aggregation and distribution of international content for Internet consumption in China. We will focus a significant amount of our available resources to building and launching a large scale, advertising supported Internet media portal in China. We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2008.

We currently generate revenue through a distribution and license agreement of our home video library with Westlake Entertainment, Inc.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

We are organized in a single operating segment with no long-lived assets outside of the United States of America.  All of our revenues to date have been generated in the United States, but with the development of our China Internet media portal, we expect that a portion of our future revenues will be from other countries.  Revenue sources could be from distribution of content, advertising and licensing.

Organizational History

Digicorp, Inc. (referred to herein as the "Company," "we," "us," and "our") was incorporated on July 19, 1983 under the laws of the State of Utah under the name of Digicorp for the purpose of developing and marketing computer software programs. From 1983 to 1995, our sales and investments were attributable to the sale of computer software and investments related to oil, gas and mining.

On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

China Youth League Network (CYLN)

On November 23, 2007, we executed a letter of intent (LOI) with the Chinese government body China Youth Net (CYN) and China based Internet company WKC to build, launch and operate a large scale, advertising supported Internet media portal in China, pursuant to which we will contribute the exclusive China rights to our ViraCast technology (see below).  The LOI provides for the new venture to retain the exclusive rights to serve international content via a peer-to-peer portal to China’s student population of more than 70 million young people, ranging from eighth grade through university.  Under the auspices of CYN, the new portal will comply with recent regulations instituted by the Chinese government that restrict online video sites. Under this new policy, websites that provide video programming or allow users to upload video must obtain government permits, and applicants must be either state-owned or state-controlled companies. The letter of intent contemplates the raising of certain financing for the new venture.  At this stage, no funding has been committed and there can be no assurances that funding will be secured. In addition, should the parties fail to execute a definitive agreement within one year, the letter of intent will terminate unless extended by the parties.

Page | 1

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

  Peer-to-peer Distribution - the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers;
  Online Advertising;
  Viral Marketing - marketing and advertising techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes.

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

PerreoRadio.com

PerreoRadio.com is a website targeted to the young, urban Latino demographic in both the United States and internationally offering online radio shows, podcasts, music, and music videos from some of the top DJ’s from the United States, Latin America, and the Caribbean. On February 7, 2006, we entered into an asset purchase agreement with Matthew B. Stuart pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Assets"): PerreoRadio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

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

Page | 2

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company.  Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products.  Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts.  Rebel Crew Film’s titles can be found at major retail outlets and independent video outlets across the United States of America and Canada.

In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc. The agreement with Westlake Entertainment allowed the Company to increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers, and to effectively transfer all day-to-day operations related to our home video library to Westlake Entertainment.  Pursuant to the agreement, Westlake has taken over sales, production and all physical distribution of our 157 title library, while we will continue to manage digital distribution and advertising rights.  Westlake will distribute existing inventory for a fee and will distribute new product on a revenue share basis.   The licensing transaction was part of an initiative to focus the Company’s efforts on commercialization of our patent pending ViraCast advertising technology and associated business opportunities in the United States and internationally.

Revenues

The Company, including its operating subsidiary, generated revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

The Company, utilizing our patent pending technology called ViraCast, derives revenue by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  ViraCast digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.

We generate revenue from our wholly owned and operated website www.PerreoRadio.com.  PerreoRadio.com is a website targeted to the young, urban Latino demographic in both the United States and internationally offering online radio shows, podcasts, music, and music videos from some of the top DJ’s from the United States, Latin America, and the Caribbean. PerreoRadio.com generates almost exclusively all revenue from the placement of ads on the website.  We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

During the fiscal year 2007, the Company generated approximately 97% of its revenue through the direct sales of our home video content. In the past the Company, through its operating subsidiary, generated revenue through the direct sales of our licensed content and licensing agreements with third parties that distributed the Company’s licensed content. During the fourth quarter 2006, the Company strategy shifted to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.  Licensing revenues significantly decreased or were eliminated as we shifted our focus away from licensing agreements with third parties and increased our national exposure through nation-wide retailers.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25%-50% distribution fee to Westlake on gross sales of licensed products.

Page | 3

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

Pursuant to our letter of intent with China Youth Net and China based Internet company WKC, we will contribute exclusively our China rights to the ViraCast technology to China Youth League Network.

Customers

China Youth League Network - We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2008.  We will focus a significant amount of our available resources to building and launching a large scale, advertising supported Internet media portal in China.

The target customers for China Youth League Network are:

  Advertising Agencies with China operations, including Dentsu, Ogilvy, and Universal McCann;
  Media Planners, such as MindShare China and Zenith; and
  Large Brands, such as Nike, Samsung, Lenovo, Starbucks, and Levi’s.

Sales will be managed through international and outsourced strategic relationships.  CYLN will initially offer our customers a 50% discount to similar ad placements on competitor sites. CYLN will have significantly reduced marketing costs and time to market due to its close and unique relationship with China Youth Net, the Chinese government body that oversees student Internet usage.

The target customers for our media software are:

  Premium Advertisers and Content Owners, including advertising agencies like WPP, Omnicom and Interpublic; content owners with their own advertising, such as NBC, CBS, ABC and The New York Times; and infomercial creators, like QVC and Williams Group;
  Independent producers, artists, designers and filmmakers who own untapped content; and
  Advertising Networks, including Advertising.com, ValueClick, ClickBooth, CJ.com and Zedo.

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

For the manufacture of DVDs, we use various suppliers depending on price and delivery.  We do not have a written agreement with these suppliers.  There is no dependency on these suppliers as the supply of DVD manufacturing companies is broad and there are many potential firms that can be employed to supply our products.

Page | 4

Marketing

We market our products and services through a broad array of programs and media formats, including video, internet, advertising campaigns, telemarketing, print advertisements, retail distribution, and web advertising. Other marketing strategies include online and offline cross-promotion and co-branding.

Competition

There are many popular video websites available in China:  Tudou, Rox, 6Rooms, Pomoho , 56.com

  Almost all of these sites are comparable to YouTube:  content is mostly user generated (UGC), along with illegal clips from movies and TV, with little or no licensed content
  Advertising is limited to smaller domestic brands, as mainstream advertisers are reluctant to risk brand affiliation with unknown or illegal content

Other competitors include major portals such as Baidu, Sina, Tom Online, TenCent

  This group is similar to US portals such as Yahoo! and include but do not focus on video
  These portals are highly popular as search engines and carry feeds from major news and entertainment sources
  These sites have large advertising sales staffs with established relationships to ad agencies
  China Central Television (CCTV) is the major television broadcaster in mainland China
  Broadcasted international content is limited by Chinese Law

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

Page | 5

Seasonality

Our performance may be affected by seasonal revenue fluctuations and variation in demand between local and national advertisers. The Company’s revenues may vary throughout the year. As is typical in the distribution of content, the first calendar quarter generally produces the lowest revenues.

Government Regulation

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business.  There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.

Employees

We currently employ 5 full time employees and 1 part time employee. None of our employees are covered by a collective bargaining agreement.  We believe that relations with our employees are good.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as the registration statement and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

RISK FACTORS

Our business involves a high degree of risk. In addition to other information in the Form 10-KSB, potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objective and our financial results.

For the year ended December 31, 2007 and 2006, we generated revenues of $592,000 and $841,000, respectively, and incurred net losses of $2.4 million and $5.1 million, respectively. At December 31, 2007, we had a working capital deficit of $1.7 million and an accumulated deficit of $7.9 million. Our failure to increase our revenues significantly or improve our gross margins will harm our business.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer.  If we are unable to sell or license our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.

Page | 6

Various conditions raise substantial doubt about our ability to continue as a going concern; Need For Additional Financing.

At December 31, 2007, we had an accumulated deficit of approximately $7.9 million and a working capital deficit of $1.7 million, which includes a deferred revenue balance of $70,000. During the year ended December 31, 2007, we incurred a loss of $2.4 million. During the year ended December 31, 2007, we primarily relied upon revenues generated from the direct sales of our Latino home entertainment content and on debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The reliance of our network connectivity and interoperability services and content services on third-party communications infrastructure, hardware and software exposes us to a variety of risks we cannot control.

The success of our network connectivity and interoperability services and content services depends on our network infrastructure, including the capacity leased from telecommunications suppliers. In particular, we rely on telecommunications providers for leased long-haul and local loop transmission capacity. Our business also depends upon the capacity, reliability and security of the infrastructure owned by third parties that is used to connect telephone calls.

We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service to us in the future, our operations could be severely interrupted. In addition, rapid changes in the telecommunications industry have led to the merging of many companies. These mergers may cause the availability, pricing and quality of the services we use to vary and could cause the length of time it takes to deliver the services that we use to increase significantly.

Undetected or unknown defects in our services could harm our business and future operating results.

Services as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our existing or new services, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, and injury to our reputation, any of which could harm our business. The performance of our services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our services, which could result in legal claims against us, harming our business. Furthermore, we often provide implementation, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure or inability to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

Page | 7

If we encounter system interruptions, we could be exposed to liability and our reputation and business could suffer.

We depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

  Power loss, transmission cable cuts and other telecommunication failures;
  Damage or interruption caused by fire, earthquake, and other natural disasters;
  Computer viruses or software defects;
  Physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

Most of our systems are located at our facilities in Marina Del Rey, California and Downtown Los Angeles, California, both of which are susceptible to earthquakes.  Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

In addition, our ability to provide our services depend on the efficient operation of the Internet connections from customers to our data centers. These connections depend upon the efficient operation of Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past.

We rely on our intellectual property, and any failure by us to protect, or any misappropriation of, our intellectual property could harm our business.

Our success depends on our internally developed technologies, patents and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or other forms of our intellectual property without authorization. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent U.S. law protects these rights in the United States. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. Additionally, we have filed patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office.  Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

The Ad-Support Content business environment is highly competitive, and if we do not compete effectively, we may not be able to gain market acceptance and market share.

The market for ad-supported content services is extremely competitive. Competitors include developers of content and entertainment companies that service a variety of domestic and international markets.  If we do not compete effectively it may affect our ability to gain market acceptance and grow and retain our customer base.

Page | 8

Our inability to react to changes in our industry and successfully introduce new products and services could harm our business.

The Internet and communications network services industry are characterized by rapid technological change and frequent new product and service announcements which require us continually to improve the performance, features and reliability of our services, particularly in response to competitive offerings. In order to remain competitive and gain market share, we must continually improve our access technology and software, support the latest transmission technologies, and adapt our products and services to changing market conditions and customer preferences.  We cannot assure you that we will be able to adapt to these challenges or respond successfully or in a cost-effective way to adequately meet them. Our failure to do so would adversely affect our ability to compete and retain customers or market share.

RISKS RELATED TO OUR SUBSIDIARY

Concentration in a Significant Customer.

The Company sells almost exclusively to one of its customers.  During the year ended December 31, 2007, the Company had sales to two customers that accounted for 68% and 17% of total sales.  During the year ended December 31, 2006, these customers owed to the Company $28,000 and nil.  These customers owed to the Company $302,000 and $96,000 at December 31, 2007.

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
  Establishing and maintaining our brand name;
  Timely and successfully developing new products;
  Developing and maintaining strategic relationships to enhance the distribution of our products.

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

We generate revenue through either licensing agreements with third parties that distribute our licensed content or through direct sales. Our typical licensing agreement consists of a three to five-year contract that carries a 15% - 50% royalty on gross sales of licensed product. If the content which we license to customers is not used in videos which become popular among the viewing public, our revenues may decline.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Page | 9

If we are unable to license or acquire compelling content at reasonable costs or if we do not develop compelling content, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online and other multi-media properties and programming and delivery technologies. We distribute some of the content that we license on our online properties, such as audio and video content from third parties. We have been providing increasing amounts of audio and video content to our users as reflected in the increase in direct sales of our content, and we believe that users will increasingly demand high-quality audio and video content, such as music, film, and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, our entertainment properties rely on film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. In addition, as new methods for accessing and delivering content through media formats becomes available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, some of our content licenses with third parties may be non-exclusive. Accordingly, content providers and other media sources such as radio or television may be able to offer similar or identical content and technologies. This increases the importance of our ability to deliver compelling content and media technologies in order to differentiate from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies acquire develop and/or distribute content that is similar to or the same as that provided by us, or if we do not develop compelling content or media technologies, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

Page | 10

Failure to properly manage our potential growth would be detrimental to holders of our securities.

Since we have limited operating history and our total assets at December 31, 2007 consisted of $6,000 in cash and total current assets of $346,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

If we do not maintain the continued service of our executive officers, we may never develop business operations.

Our success is dependent upon the continued service of our current chief executive officer. To date, we have entered into a written employment agreement with Jay Rifkin, our Chief Executive Officer. We do not have key man life insurance on any of our executive officers. While none of our executive officers currently have any definitive plans to retire or leave our company in the near future, any of such persons could decide to leave us at any time to pursue other opportunities. The loss of services of Mr. Rifkin or any of our other executive management team could cause us to lose revenue.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.  Further, the limited market for our shares will make our price more volatile.  This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.04 to $1.65. The closing sale price for our common stock on April 4, 2008 was $0.07 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

Page | 11

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

  That a broker or dealer approve a person’s account for transactions in penny stocks; and
  The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  Obtain financial information and investment experience objectives of the person; and
  Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  Sets forth the basis on which the broker or dealer made the suitability determination; and
  That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent, disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Page | 12

ITEM 2.          Description of Property

The Company currently has the following buildings under operating leases:

The Company leases approximately 3,800 square feet of space in Marina Del Rey, California.  The operating lease expires September 30, 2012.  At year end December 31, 2007, the monthly lease payment was $6,248.  The monthly lease payment is subject to a customary 3% percent escalation per annum.  This building houses our development and design team.

The Company leases approximately 10,000 square feet of space in Marina Del Rey, California.  The operating lease expires December 15, 2010.  At year end December 31, 2007, the monthly lease payment was $12,850.  The monthly lease payment is subject to a customary 3% percent escalation per annum.  The Company Corporate headquarters are located at this location.

At year end December 31, 2007, the Company is confident that these buildings provide more than adequate space to meet our needs and provide for future growth.

ITEM 3.          Legal Proceedings

We are not a party to any pending legal proceeding, nor are our properties the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.          Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the year ended December 31, 2007.

Page | 13

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company common stock as of December 31, 2007 is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DGCO.OB.  The table below delineates on a quarterly basis the high and low sales prices per share of our common stock as reported by the OTCBB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

		Common Stock Price
2007		High	Low
First Quarter Ended	March 31	$0.19	$0.08
Second Quarter Ended	June 30	$0.18	$0.08
Third Quarter Ended	September 30	$0.15	$0.09
Fourth Quarter Ended	December 31	$0.12	$0.05

2006
First Quarter Ended	March 31	$2.05	$1.10
Second Quarter Ended	June 30	$1.25	$0.61
Third Quarter Ended	September 30	$0.85	$0.25
Fourth Quarter Ended	December 31	$0.30	$0.08

Holders of Record

As of April 11, 2007, there were approximately 291 holders of record of the Company common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

During April of 2007, the Company sold 750,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $75,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Page | 14

During May of 2007, the Company sold 100,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $10,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During June 2007, the Company sold 1,300,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $130,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On September 30, 2007, we issued 556,102 shares of common stock to Ault Glazer Capital Partners, LLC ("Ault Glazer") pursuant to a Termination Agreement entered into with Ault Glazer on September 30, 2007 pursuant to which Ault Glazer agreed to convert at $0.10 per share the principal and all interest accrued from inception of certain promissory notes in the aggregate amount of $55,610.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During March 2008, the Company sold 10,000,000 shares of its common stock to an unaffiliated accredited investor at a price of $0.03 per share, resulting in gross proceeds of $300,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Recent Stock Option Grants

On February 23, 2007, as consideration for his service as an employee of the Company, we granted Matthew D. Stuart options to purchase 1,000,000 shares of common stock with an exercise price of $0.11 per share.  These stock options vest annually over four years beginning February 23, 2007.  The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

On August 29, 2007, as consideration for their service as employees of the Company, we granted five employees an aggregate of 395,000 options to purchase shares of common stock with an exercise price of $0.14 per share.  These stock options vest annually over four years beginning August 29, 2008.  The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

On August 29, 2007, as consideration for service on our Board of Directors, we granted Alan Morelli options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share. These stock options vest annually over four years beginning August 29, 2008. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

Page | 15

ITEM 6.          Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and all associated notes hereto contained in this Form 10-KSB. The discussion and analysis and results of operations thereto contain historical information and forward-looking statements based on current assumptions that involve risks and uncertainties. This Form 10-KSB contains forward-looking statements attributed to third parties that also involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including but not limited to, those set forth under "Risk Factors" appearing under "Item 1. Description of Business."  and elsewhere in this report on Form 10-KSB.  This Form 10-KSB contains forward-looking statements as defined by Section 21E Application of Safe Harbor for Forward-Looking Statements of the Securities Exchange Act of 1934 and as such are entitled to the protection provisions of these laws.

The Company is confident that the expectations implied in the forward-looking statements are based upon reasonable assumptions.  However, no assurance can be given that they will be attained or that any divergence will be immaterial.  Given the uncertainty and assumptions in the forward-looking statements discussed in this Form 10-KSB, the forward-looking events may not occur and actual results may differ materially and adversely from those expressed or implied by the forward-looking statements. Consequently, the Company disclaims any obligation to publicize or undertake any updates or revisions to any forward-looking statements contained herein with respect to any change in the Company expectation of any such forward-looking statement or assumptions they may be based on.

The following "Overview" section is a brief summary of the significant issues addressed in this MD&A. Investors should read the relevant associated sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with ITEM 7. Financial Statements.

Overview

Digicorp, Inc. was incorporated on July 19, 1983 under the laws of the State of Utah under the name of Digicorp for the purpose of developing and marketing computer software programs. From 1983 to 1995, our sales and investments were attributable to the sale of computer software and investments related to oil, gas and mining.

On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

We are engaged in the business of developing, marketing and distributing programming content, multi-media technologies, and advertising via the Internet.  We expect that within the next 12 months, our business will shift significantly to aggregation and distribution of international content for Internet consumption in China.  We will focus a significant amount of our available resources to building and launching a large scale, advertising supported Internet media portal in China.

We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2008.

Page | 16

We are organized in a single operating segment with no long-lived assets outside of the United States of America.  All of our revenues to date have been generated in the United States, but with the development of our China Internet media portal, we expect that a portion of our future revenues will be from other countries.  Revenue sources could be from distribution of content, advertising and licensing.

Revenue Sources

The Company currently generates revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

Digital Content Distribution.   We provide an ad supported model for online entertainment both in the United States and internationally; and in particular China. We offer a venue for marketers to deliver content and new media advertising campaigns that are highly targeted.  We will focus on international markets. especially China.  The Company generates revenue by dynamically inserting and continuously updating advertising into digital content, such as online videos, podcasts, etc.  Our patent pending technology, ViraCast, digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet continuously tracking ad consumption and user interaction. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.

Website Ad Revenue.    We generate revenue from our wholly owned and operated website www.PerreoRadio.com.  PerreoRadio.com is a website targeted to the young urban Latino demographic in both the United States and internationally offering online radio shows, podcasts, music, and music videos from some of the top DJ’s from the United States, Latin America, and the Caribbean.  In the United States, we operate in five markets: San Francisco, Los Angeles, Chicago, Boston and New York City.  PerreoRadio.com generates almost exclusively all revenue from the placement of ads on the website. We are a publisher-affiliate to certain ad-network providers.  The podcasts incorporate our patent pending ViraCast™ technology that enables us to place and continuously update ads on our website and also into the downloaded online radio shows, podcasts, and music videos.  This gives our advertisers a cost-effective way to deliver relevant ads to a targeted and specific demographic.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

DVD Sales.    During the fiscal year 2007, we generated approximately 97% of our revenue through the direct sales of our home video content. In the past, the Company, through its operating subsidiary, generated revenue through the direct sales of our licensed content and licensing agreements with third parties that distributed the Company’s licensed content. During the fourth quarter 2006, the Company strategy shifted to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.  Licensing revenues significantly decreased or were eliminated as we shifted our focus away from licensing agreements with third parties and increased our national exposure through nation-wide retailers. This general strategy aided in dramatically reducing overhead costs and increasing our gross margin. This change in strategy reflected a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of licensed film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.  Furthering our strategy to reduce overhead costs and streamlining our operations to focus on digital content distribution, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc. The agreement with Westlake Entertainment allowed the Company to both, increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers and effectively to transfer all day to day operations related to our home video library to Westlake Entertainment.  This agreement has thus better positioned the Company to focus on our Digital Content Distribution and in particular our planned Internet media portal in China.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Page | 17

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the accompanying financial statements.  The financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America.  The preparation of the financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses.  Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example.  We base these estimates on various assumptions and experience that we believe to be reasonable.  The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and, in particular, our most critical accounting policy relates to the valuation of our intangible assets and stock based compensation.

Allowance for Doubtful Account - Our allowance for doubtful accounts relates to accounts receivable.  The allowance for doubtful accounts is an estimate prepared by management that identifies a certain portion of receivables that may go uncollected.  In determining adequacy of the allowance for doubtful account, we consider customer balances in receivables, historical bad debts, customer concentrations, current economic trends and changes in customer payment patterns.  Changes in the financial condition of our customer may change, which would require additional allowances.  The allowance for doubtful account is reviewed quarterly, and adjustments are made as deemed necessary.

Goodwill and Other Intangible Assets - Goodwill and Intangible Assets correspond to the excess cost over fair value of certain assets during acquisition.  In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired that are determined to have an indefinite useful life are not subject to amortization, but instead are tested for impairment at periodic intervals.  Intangible assets with a useful life that can be estimated are amortized over their respective estimated useful lives to their estimated residual values and are reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Certain events or changes in circumstances may occur that indicate that goodwill or assets are impaired and consequently require testing on a periodic basis.  Determining the fair value of goodwill or assets is subjective in nature and involves using estimates and assumptions.  We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.  To date we have not recognized impairments on any of our goodwill and other intangible assets.

Stock-Based Compensation - We have adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those grants.  Accordingly, the fair value of each option grant, non-vested stock award and shares issued under our employee stock purchase plan, were estimated on the date of grant.  We estimate the fair value of these grants using the Black-Scholes model which requires us to make certain estimates in the assumptions used in this model, including the expected term the award will be held, the volatility of the underlying common stock, the discount rate, dividends and the forfeiture rate. The expected term represents the period of time that grants and awards are expected to be outstanding. Expected volatilities were based on historical volatility of our stock.  The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option.  Dividends were assumed to be zero.  Forfeiture estimates are based on historical data.  These inputs are based on our assumptions, which we believe to be reasonable but that include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards. Stock-based compensation expense, as determined using the Black-Scholes option pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures. To the extent that actual results or revised estimates differ from the estimates used, those amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

Page | 18

Results of Operations

Comparison of Year End December 31, 2007 to 2006

Revenues

The Company currently generates revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.  The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Year Ended
	December 31,	December 31,
Revenue	2007	2006
Sales	$ 557,365	$ 830,606
Other Income	35,000	10,539
Total revenue	$ 592,365	$ 841,145

Sales - We generated revenues of $592,000 and $841,000 for the years ended December 31, 2007 and December 31, 2006, respectively. During the year ended December 31, 2007 approximately 97% of sales revenue was from the direct sales of our home video content. In the past, our revenue was in large part generated through licensing agreements.  During the fourth quarter 2006, the Company strategy shifted to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.  Licensing revenues significantly decreased or were eliminated as we shifted our focus away from licensing agreements with third parties and increased our national exposure through nation-wide retailers.  The initial shift in strategy subsequently allowed the company to significantly decrease overhead expenses by reducing the sales personal.  The 30% decrease in sales revenue is principally attributed to the change in sales strategy.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Other Income - During the year ended December 31, 2007, the Company entered into a settlement agreement with an unrelated third party that had infringed upon our intellectual property rights.  The settlement agreement netted the Company $35,000.  In the past, the Company licensed its titles to third party manufacturers for the Company’s DVD inventory and the agreements with these companies consisted of a term of three to five years granting them the right to manufacture, promote, and distribute the licensed movies for a 15% - 50% royalty on gross sales, depending on the title. For the years ended December 31, 2007 and December 31, 2006 the Company received $0 and $10,500 in royalty payments.

Deferred Revenue - the deferred revenue balance of $70,000 at December 31, 2007 and at December 31, 2006 represents advance royalty payments that are expected to be earned over the subsequent twelve month period.  During the twelve months ended December 31, 2007 and December 31, 2006, we did not recognize any licensing revenue.

The $592,000 in revenue represents revenue generated all most exclusively through the direct sales of our licensed content. We expect that direct sales, as a percentage of total revenue, will comprise the majority of revenues over the next year.

Page | 19

Operating Expenses

The following table sets forth for the periods indicated the components of operating expenses included in our consolidated statements of operations:

	Year Ended
	December 31,	December 31,
Operating Expenses	2007	2006
Cost of sales	$ 196,895	$ 551,125
Selling, general and administrative expenses	2,604,351	5,289,361
Total operating expenses	$ 2,801,246	$ 5,840,486

Operating expenses were $2.8 million and $5.8 million during the years ended December 31, 2007 and 2006, respectively. The significant component in the decrease in operating expenses during the twelve months ended December 31, 2007 comprised of a decrease in stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors, a decrease in the cost of sales, and a decrease in the costs associated with professional services, such as legal and accounting fees.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased from $3.2 million during the year ended December 31, 2006 to $1.2 million during the year ended December 31, 2007. The decrease in stock based compensation expense from grants of nonqualified stock options during the year ended December 31, 2006 resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Cost of sales decreased from $551,000 during the twelve months ended December 31, 2006 to a cost of sales of $197,000 during the twelve months ended December 31, 2007.  The decrease in cost of sales can be attributed to the shift in Company sales strategy to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.  By expanding and concentrating sales to nation-wide retailers we were subsequently able to reduce associated manufacturing and shipping costs by 69% and 61%, respectively.

Salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease from $746,000 during the year ended December 31, 2006 to $558,000 during the year ended December 31, 2007. These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately 68% or $354,000 less during the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease in professional fees are in part due to significant decreases in amounts paid for legal and consulting fees which were slightly offset by an increase in accounting fees.

Legal expense comprised the majority of this decrease from the previous year. Legal fees decreased by $329,000 during the year ended December 31, 2007. During the year ended December 31, 2006 and 2007, legal fees were $389,000 and $59,000, respectively. For the year ended December 31, 2006 the majority of legal fees were related to the development of contracts and review of major company transactions. In addition, legal fees during this period were composed of fees paid for S.E.C. filing related matters, private placement agreements and in preparation for financing activities. During the year ended December 31, 2007, legal fees were almost exclusively related to patent and trademark filing along with S.E.C. filing related expenses.

Page | 20

Consulting fees decrease by $43,000 during the year ended December 31, 2007. At December 31, 2006 and 2007, consulting fees were $60,000 and $17,000, respectively. During the year ended December 31, 2006, the majority of consulting expense was related to the development of internal systems, such as work-flow production processes and computer and network systems. During this same period consulting expense also comprised of some sales contracting work. During the year ended December 31, 2007, consulting expense resulted from continued sales contracting work in addition to work done to further develop the Company’s accounting department and strengthen the Company’s accounting policies and control procedures.

Rent expense increased by approximately $92,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006 due in part to the company’s lease of additional commercial office space in September 2006, with base rent of $13,000 per month combined with the base rent of $7,000 per month for the current corporate office space. The commercial office space was leased in anticipation of growth in the company’s web ad technology services software development.

General and administrative expense decreased slightly by approximately $19,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006 and is attributed to the strategic overall expansion of the business into manufacturing and distributing product from our own library of licensed film content.

Comparison of the Three Months Ended December 31 and September 30, 2007

Quarter Revenues

The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Three Months Ended
	December 31,	September 30,
Revenue	2007	2007
Sales	$ 213,231	$ 143,919
Other Income	35,000	-
Total revenue	$ 248,231	$ 143,919

Quarterly Sales - For the three months ended December 31, 2007 we generated revenues of $213,000 as compared to the three months ended September 30, 2007 we generated revenues of $144,000.  During the three months ended December 31, 2007 all most all of revenue generated was from the direct sales of our home video content.  The increase in sales revenue during the final quarter of the year ended 2007 is principally attributed to the change Company strategy to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers taking effect.  Furthermore, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Quarterly Other Income - During the three months ended December 31, 2007, the Company entered into a settlement agreement with an unrelated third party that had infringed upon our intellectual property rights.  The settlement agreement netted the Company $35,000.

Page | 21

Quarterly Operating Expenses

The following table sets forth for the periods indicated the components of operating expenses included in our consolidated statements of operations:

	Three Months Ended
	December 31,	September 30,
Operating Expenses	2007	2007
Cost of sales	$ 91,416	$ 32,298
Selling, general and administrative expenses	529,205	494,647
Total operating expenses	$ 620,621	$ 526,945

Operating expenses were $621,000 and $527,000 during the three months ended December 31 and September 30, 2007, respectively.  The significant component in the increase in operating expenses during the three months ended December 31, 2007 comprised of an increase in stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors and an increase in the cost of sales.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors increased from $142,000 during the three months ended September 30, 2007 to $248,000 during three months ended December 31, 2007. The increase in stock based compensation expense from grants of nonqualified stock options during the year ended December 31, 2007 resulted primarily from grants of nonqualified stock options to employees with the Company.

Cost of sales increased from $32,300 during the three months ended September 30, 2007 to a cost of sales of $91,400 during the three months ended December 31, 2007.  The increase in cost of sales can be attributed to the increased overall sales and manufacturing leading to the holiday shopping season in the fourth quarter 2007.

Salaries and employee benefits, excluding stock based compensation expense, reflected a slight decrease from $146,000 during the three months ended September 30, 2007 to $132,000 during the three months ended December 31, 2007. These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $49,500 less during the three months ended December 31, 2007 compared to the three months ended September 30, 2007.  The decrease in professional fees are in part due to significant decrease in amounts paid for legal, consulting fees, and accounting fees.

Legal expense comprised the majority of this decrease from the previous quarter. Legal fees decrease by $21,000 during the three months ended December 31, 2007. For the three months ended December 31, 2007 and September 30, 2007 legal fees were $2,000 and $23,000, respectively. For the three months ended December 31, 2007 the majority of legal fees were related to the review of major company transactions and fees related to patent and trademark filing.

Consulting fees decrease by $2,000 during the three months ended December 31, 2007 from the previous quarter. For the three months ended December 31, 2007 consulting fees were under $500 of which the majority of the expense was related to marketing.

Page | 22

General and administrative expense decreased slightly by approximately $25,000 during the three months ended December 31, 2007 compared to the previous quarter and is attributed to the strategic overall expansion of the business into manufacturing and distributing product from our own library of licensed film content which has allowed the Company to decrease day-to-day overhead costs.

Net Loss

For the years ended December 31, 2006 and 2007 the Company had a net loss of approximately $5.1 million and $2.4 million, respectively. The Company reduced its operating expenses by a significant amount in 2007 as compared to 2006. During 2007, the Company implemented strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company’s developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital increase from $81,000 during the year ended December 31, 2006 to $180,000 during the year ended December 31, 2007.

Taxes

At December 31, 2007, we had a net operating loss carryforward of approximately $5 million to offset future taxable income for federal income tax purposes.  The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

A change in the ownership of a majority of the fair market value of our common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We believe that such a change occurred during the year ended December 31, 2005 and are evaluating the amount that our net operating loss carryforward utilization will be limited to.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from current operations and cash from financing activities.  As of December 31, 2007, our cash and cash equivalents were $5,600.  We had a working capital deficit of approximately $1.7 million at December 31, 2007 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $911,000 at December 31, 2007 versus $923,000 at December 31, 2006. The change in total assets is primarily attributable to depreciation and amortization expense of $216,000 that was offset by an increase in accounts receivable of $246,000. The depreciation expense consisted of $83,000 in property and equipment whereas amortization expense consisted of $133,000 in intangible assets.

Page | 23

Accounts receivable increased by $246,000 during the year ended December 31, 2007.  The increase in accounts receivable resulted primarily from the change in Company sales strategy from small local retailers to large national retailers.  The sales transaction settlement terms associated with small retailers typically is ‘Cash On Delivery’ while the settlement terms of national retailers is thirty to sixty days.  In conjunction with the change in sales strategy away from smaller retailers to larger nationwide retailers was an associated shift in settlement terms from COD to thirty to sixty days that subsequently led to an increased accounts receivable.

DVD sales decreased from $831,000 during the year ended December 31, 2006 to $592,000 during the year ended December 31, 2007.  DVD sales, however, grew significantly during the third and fourth quarters ended 2007 from $144,000 during the three months ended September 30, 2007 to $213,000 during the three months ended December 31, 2007.  The changes in DVD sales reflect the shift in Company strategy to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.  This general strategy aided in dramatically reducing overhead costs and in part enabling the Company to increase sales during the third and fourth quarters 2007 without significantly raising overhead costs.  Furthering our strategy to reduce overhead costs and streamlining our operations to focus on digital content distribution, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc. The agreement with Westlake Entertainment allowed the Company to increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers and further reduce our overhead costs by effectively transferring all day to day operations related to our home video library to Westlake Entertainment.  This agreement has thus better positioned the Company to focus on our Digital Content Distributio.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Intangible assets decreased from $528,000 during the year ended December 31, 2007 to $395,000 during the year ended December 31, 2007.   The decrease in intangible assets was due to the acquisition of additional licensed content and its related amortization.  During the year ended December 31, 2007, we acquired $12,000 in additional licensed content which was offset by the amortization of our licensed content in the amount of $145,000. The decrease in property and equipment resulted primarily from the depreciation expense of $78,000 of our web ad-technology software applications.

Operating activities used $849,000 of cash during the year ended December 31, 2007 compared to $748,000 during the year ended December 31, 2006. The change in cash used for operating activities resulted primarily from a decrease in the Company’s cost of sales that was completely offset by a decrease in sales revenue and increase in rent expense. Although the Company’s cost of sales decreased significantly from $551,000 during the year ended December 31, 2006 compared to $197,000 during the year ended December 31, 2007, these savings were more than offset by the significant decrease in sales revenue from $831,000 during the year ended December 31, 2006 compared to $557,000 during the year ended December 31, 2007 and the significant increase in rent expense from $140,000 during the year ended December 31, 2006 compared to $232,000 during the year ended December 31, 2007.

Cash used in investing activities for the year ended December 31, 2007 and 2006 of $15,000, and $167,000, respectively, resulted almost exclusively from the purchase of licensed Spanish language film content that was capitalized.

Page | 24

Contractual Obligations as of December 31, 2007

Operating Leases - Set forth below is a summary of our current obligations as of December 31, 2007 comprised exclusively of rental lease obligations to make future payments due by the period indicated below.

Operating Lease Payments	Minimum Payments
2008	$ 232,238
2009	239,205
2010	239,566
2011	82,757
2012	63,508
Total	$ 857,274

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.  109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Effective for the Company beginning January 1, 2008, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations. Effective for the Company beginning January 1, 2008, SFAS No.  157 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

Page | 25

In September 2006, the FASB issued SFAS No.  158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the company's fiscal year-end. Effective for the Company beginning January 1, 2008, SFAS No. 158 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments ("EITF No. 06-6").  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Effective for the Company beginning January 1, 2008, EITF No.  06-6 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF No. 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No.   06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued.  Effective for the Company beginning January 1, 2008, EITF No.  06-7 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies."  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006.  Effective for the Company beginning January 1, 2008, FSP EITF 00-19-2 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

Page | 26

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 ("SFAS 159"). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)").  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

ITEM 7.          Financial Statements

See Financials Statements on Page 39 of this Annual Report on Form 10-KSB.

ITEM 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Reference is made to the Company’s Current Report on Form 8-K filed on May 21, 2007, and in particular Item 4.01 thereof, the full contents of which are incorporated by reference herein, for information on the dismissal, as of May 8, 2007, of Squar, Milner, Peterson, Miranda & Williamson, LLP, as the principal independent accountants of the Company, and retention of Tarvaran, Askelson & Company, LLP as its principal independent accountants to audit the financial statements of the Company.

Page | 27

ITEM 8A (T). Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.          Other Information

From January 10, 2007 through December 31, 2007 and from July 14, 2006 through December 31, 2006, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, loaned the Company a total of $595,000 and $395,000, respectively.  We have agreed to repay these loans to Mr. Rifkin pursuant to the terms of various promissory notes issued in connection with such loans, which promissory notes are due on demand and accrue interest at rates ranging from the prime rate to the prime rate plus one percent per annum.

Page | 28

PART III

ITEM 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Jay Rifkin	52	Chief Executive Officer, Director
William B. Horne	39	Director
Alice M. Campbell	57	Director
Alan Morelli	46	Director
David M. Kaye	53	Director

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

Jay Rifkin, Chief Executive Officer, Principal Financial Officer and Director.  Effective September 30, 2005, our Board of Directors appointed Mr. Rifkin interim President pending closing of the acquisition of Rebel Crew Films.  Mr. Rifkin has been one of our directors since March 26, 2006.  On December 29, 2005, Mr. Rifkin’s title was changed to Chief Executive Officer effective as of September 30, 2005.  From 2004 to Present, Mr. Rifkin has been the sole Managing Member of Rebel Holdings, LLC, through which he is also the majority shareholder of Rebel Crew Films, Inc. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company, and he has been President of Mojo Music, Inc. since it was founded. Mr. Rifkin is Chairman and a founder of Media Revolution, a marketing agency founded in 1997 that has executed marketing campaigns for major Hollywood studios. Mr. Rifkin has served as Producer and Executive Producer on various motion pictures with his most recent production "Waiting" (Lion’s Gate) released on October 7, 2005. Mr. Rifkin is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s "The Lion King," and received a Tony nomination for "The Lion King" on Broadway. From 1988 to 2004, Mr. Rifkin, through Mojo Music, Inc., served as a Managing Member of Media Ventures, LLC, an entertainment cooperative founded by Mr. Rifkin and composer Hans Zimmer. In 1995, Mr. Rifkin founded Mojo Records, LLC, which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001.

William B. Horne, Director.  Mr. Horne has been a member of our Board of Directors since July 20, 2005. From July 20, 2005 to April 20, 2007, Mr. Horne was our Chief Financial Officer. From September 30, 2005 until December 29, 2005, Mr. Horne also served as our Chief Executive Officer and Chairman of our Board of Directors. From July 5, 2005 until June 8, 2006, Mr. Horne was also the Chief Financial Officer and a director of Ault Glazer Bodnar & Company, Inc. Since July 5, 2005, Mr. Horne has also been Chief Financial Officer of Patient Safety Technologies, Inc. and its subsidiaries. On January 1, 2007, Mr. Horne’s title was changed to Chief Executive Officer and Chief Financial Officer of Patient Safety Technologies, Inc. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

Page | 29

Alice M. Campbell, Director.  Ms. Campbell has been a member of our Board of Directors since July 16, 2005. From June 23, 2005 until January 30, 2006, Ms. Campbell served as a director of IPEX, Inc., a public company quoted on the OTC Bulletin Board. Ms. Campbell served as a director of Patient Safety Technologies, Inc., a public company quoted on the OTC Bulletin Board, from October 22, 2004 until January 26, 2007. Since 2001, Ms. Campbell has been, and is currently, an investigator and consultant specializing in research and litigation services, financial investigations and computer forensics for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service and for the National Business Institute. From 1979 to 2001, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney’s Office and with several federal agencies, including the Internal Revenue Service, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service.

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

David M. Kaye, Director.  Mr. Kaye has been one of our directors since March 26, 2006.  Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Fiore Kay & Rosenberg, LLP, located in Florham Park, New Jersey, since the firm’s inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in corporate and securities matters. He is currently a director of Dionics, Inc., a company which designs, manufactures and sells semiconductor electronic products. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979).

Audit Committee

The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and (4) compliance with legal and regulatory requirements. The Audit Committee presently consists of Alice M. Campbell and William B. Horne.  Ms. Campbell is Chairwoman of the Audit Committee.  The Board has determined that each of Ms. Campbell and Mr. Horne is an "audit committee financial expert" as defined under Item 407 of Regulation S-B promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers.   The Compensation Committee presently consists of Alice M. Campbell, William B. Horne, Alan Morelli and David M. Kaye.  Ms. Campbell is Chairwoman of the Compensation Committee.

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

Page | 30

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2007, all the reporting persons complied with all applicable filing requirements.

Item 10.          Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, of those persons who were, at December 31, 2007 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Jay Rifkin, (1)	2007	$165,000	$0	$0	$0	$0	$0	$0	$165,000
President and	2006	$150,000	$0	$0	$26,725	$0	$0	$0	$178,731
Chief Executive Officer	2005	$37,500	$0	$0	$3,459,827	$0	$0	$0	$3,497,327

(1)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

(2)	Consists of accrued salary for 2007, 2006 and 2005, none of which has been paid to date.

(3)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2007, 2006 and 2005 computed in accordance with SFAS 123(R).

Page | 31

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2007.

Outstanding Equity Awards at December 31, 2007

	Options Awards
	No. of Securities Underlying Unexercised Options (#)	No. of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Jay Rifkin	2,933,333	1,466,667	$0.85	9/30/2015
	75,000	75,000	$0.20	11/8/2016

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

Compensation of Directors

During 2007, the Company did not compensate any of its directors in cash.   The Chairman of the Audit Committee is entitled to receive $6,000 annually paid in cash.  During 2007, the Company did not pay this amount.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.  In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above.  One director, who did not receive stock options in 2006, was issued stock options in 2007 for his service as described under "Recent Sales of Unregistered Securities" in "Item 5.  Market for Common Equity and Related Stockholder Matters."

The following table provides certain summary information concerning the compensation paid to directors, other than Jay Rifkin (our Chief Executive Officer), during 2007.  All compensation paid to Mr. Rifkin is set forth in the table under "Executive Compensation."

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Alan Morelli	0	0	$31,791	0	$31,791
Alice M. Campbell	0	0	0	0	0
David M. Kaye	0	0	0	0	0
William B. Horne	0	0	0	0	0

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2007 computed in accordance with Financial Accounting Standards 123R.

Page | 32

Employment Agreements with Executive Officers

In connection with the acquisition of Rebel Crew Films, on December 29, 2005, we entered into an employment agreement with Jay Rifkin to employ Mr. Rifkin as our Chief Executive Officer effective as of September 30, 2005. The term of the employment continues for three years from September 30, 2005 and automatically renews for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Rifkin’s base compensation in the first year of the term is $150,000, will increase at least 10% in the second year of the term and at least 10% more in the third year of the employment term. Mr. Rifkin was granted options to purchase 4,400,000 shares of common stock with an exercise price equal to the FMV of the common stock on September 30, 2005 and vesting annually over a period of three years from December 29, 2005. Mr. Rifkin is also eligible to receive shares of common stock and stock options from time to time and an annual bonus as determined by the Board of Directors. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. If Mr. Rifkin voluntarily terminates the agreement without good reason or if we terminate the agreement for cause, we must pay Mr. Rifkin all accrued compensation through the date of termination and provide life, accident and disability insurance, and health, dental and vision benefits to Mr. Rifkin and his dependents for a period of three months after termination. If we terminate the agreement without cause, if Mr. Rifkin terminates the agreement for good reason or if the agreement is terminated upon the death or disability of Mr. Rifkin, then we must pay Mr. Rifkin or his estate all unpaid compensation through the duration of the three-year employment term and must provide insurance and health benefits through the duration of such term. "Good Reason" is defined in the agreement as: (i) material breach of the agreement by us including, without limitation, any diminution in title, office, rights and privileges of Mr. Rifkin or failure to receive base salary payments on a timely basis; (ii) relocation of the principal place for Mr. Rifkin to provide his services to any location more than 20 miles away from 4143 Glencoe Ave, Marina Del Rey, Ca 90292; (iii) failure to maintain in effect directors’ and officers’ liability insurance covering Mr. Rifkin; (iv) any assignment or transfer of any of our rights or obligations under the agreement; or (v) any change in control of our company including, without limitation, if Mr. Rifkin shall cease to own a majority of our outstanding voting securities.

ITEM 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 4, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Percentage of Common Stock (2)
Jay Rifkin	26,557,664	(3)	67.16%
William B. Horne	600,000	(4)	1.52%
Alice M. Campbell	500,000	(5)	1.26%
Alan Morelli	850,000	(6)	2.15%
David M. Kaye	600,000	(7)	1.52%
Bodnar Capital Management, LLC	2,570,176	(8)	6.50%
All named executive officers and directors as a group (5 persons)	29,107,664		73.61%

Page | 33

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Digicorp, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292.

(2)
Applicable percentage ownership is based on 39,545,104 shares of common stock outstanding as of April 4, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 4, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 4, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 19,086,372 shares held by Rebel Crew Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member; (b) 2,441,292 shares which are directly held by Mr. Rifkin; (c) 500,000 shares issuable upon conversion of a $556,306.53 principal amount secured convertible note held by Rebel Holdings with a conversion price of $1.11 per share; (d) 4,400,000 shares issuable upon exercise of stock options with an exercise price of $0.85 per share, which stock options vest annually over a period of three years from December 30, 2006; and (e) and 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share, which stock options vest annually over a period of three years from November 8, 2007. Mr. Rifkin’s reported beneficial ownership does not include approximately 5,258,208 shares of common stock issued and issuable for which certain shareholders have granted Mr. Rifkin an irrevocable proxy to vote for certain directors.

(4)
Includes (a) 50,000 shares owned by Mr. Horne; (b) 400,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Mr. Horne’s services terminate; and (c) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007. Mr. Horne has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(5)
Represents (a) 350,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Ms. Campbell’s services terminate; and (b) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007. Ms. Campbell has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(6)
Includes: (a) options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which stock options vest annually over a period of three years from March 26, 2006; (b) 250,000 shares issuable upon exercise of warrants with an exercise price of $0.145 per share and an expiration date of September 15, 2010, and (c) options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share, which stock options vest annually over a period of four years from August 8, 2008.

(7)
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

(8)	The address for Bodnar Capital Management, LLC is 680 Old Academy Road, Fairfield, CT 06824.

Page | 34

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,143,333	$0.73	7,856,667
Equity compensation plans not approved by security holders	550,000	$0.42	-0-
Total	7,693,333	$0.71	7,856,667

ITEM 12.          Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest, except as follows:

Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

On September 30, 2007, the Company entered into a Termination Agreement (the "Termination Agreement") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund").  From March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with AGB Acquisition Fund.  The Revolving Line of Credit allowed for the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund.  At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit, all of which was due January 31, 2007. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the "Convertible Notes") which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes, including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. This note was not repaid by the scheduled maturity and we subsequently entered into a Loan Modification Agreement ("Modification Agreement") with AGB Acquisition Fund. On September 30, 2007 we entered into a Termination Agreement with AGB Acquisition Fund that terminated and cancelled the Convertible Notes and Modification Agreements.  In consideration to AGB Acquisition Fund for the termination and cancellation of the Convertible Notes and Modification Agreements, the Company converted the principal amount and all interest accrued from inception of the Convertible Notes through the date of the Termination Agreement into an aggregate of 556,102 shares of our common stock at a price of $0.10 per share.  These securities were converted in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  AGB Acquisition Fund represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.  William B. Horne, the Company’s former Chief Financial Officer and current director, was the Chief Financial Officer of AGB Acquisition Fund.

Page | 35

On July 13, 2006, William B. Horne loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time to the date of payment in full.

At December 31, 2007, 2006 and 2005 the Company had a liability of $73,000 due to Jay Rifkin, the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings").  Mr. Rifkin is the Company’s Chief Executive Officer, director and a principal stockholder.  In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to Mr. Rifkin (the "Note") on December 29, 2005.  The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company.  The Note was due on June 30, 2006 with 5.0% simple interest.

From January 10, 2007 through December 31, 2007 and from July 14, 2006 through December 31, 2006, Jay Rifkin, the Company’s Chairman and Chief Executive Officer, loaned the Company a total of $595,000 and $395,000, respectively.  As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at interest rates that ranged from the prime rate to the prime rate plus one percent.

From January 1, 2008 through March 15, 2008, Mr. Rifkin loaned the Company an additional $82,000.  As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent.

Other current assets at December 31, 2006 included $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company.  On November 21, 2007 Ault Glazer Bodnar & Company, Inc. repaid $11,000 owed to the Company.  William B. Horne, the Company’s former Chief Financial Officer and current director, was the Chief Financial Officer of AGB Acquisition Fund.

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

4.1

Secured Convertible Note due December 19, 2010 in the principal amount of $556,306.53 issued to Rebel Crew Holdings, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.2

Promissory Note due June 30, 2006 in the principal amount of $73,000 issued to Jay Rifkin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

4.3

Revolving Line of Credit dated and effective as of March 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Digicorp (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 10, 2006)

4.4

Form of Demand Promissory Note issued at various times by Digicorp to Jay Rifkin for loans made by Jay Rifkin from July 2006 to date (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year end December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007).

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

* Filed herewith

Page | 36

Item 14.          Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $20,000 and $84,040 for the years ended December 31, 2007 and December 31, 2006, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2007 and December 31, 2006, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

During the year ended 2007, we received additional professional services in the amount of $6,000 rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

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

Page | 37

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGICORP, INC.

Date: April 15, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: April 15, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jay Rifkin
Jay Rifkin	Chief Executive Officer and Director	April 15, 2008
/s/ William B. Horne
William B. Horne	Director	April 15, 2008
/s/ Alice M. Campbell
Alice M. Campbell	Director	April 15, 2008
/s/ Alan Morelli
Alan Morelli	Director	April 15, 2008
/s/ David M. Kaye
David M. Kaye	Director	April 15, 2008

Page | 38

Notes to the Consolidated Financial Statements
Table of Contents
			Page
NOTE	1	Description of Business	46
NOTE	2	Basis of Presentation and Significant Accounting Policies	47
NOTE	3	Recapitalization	52
NOTE	4	Property and Equipment	52
NOTE	5	Other Current Assets	53
NOTE	6	Intangible Assets	53
NOTE	7	Income Taxes	54
NOTE	8	Income (LOSS) Per Common Share	55
NOTE	9	Accrued Liabilities	56
NOTE	10	Convertible Note Payable - Related Party	56
NOTE	11	Revolving Line of Credit Agreement - Related Party	56
NOTE	12	Note Payable - Related Party	57
NOTE	13	Customer Concentrations	57
NOTE	14	Commitment and Contingencies	57
NOTE	15	Stock Based Compensation	58
NOTE	16	Equity Transactions	60
NOTE	17	Warrants	61
NOTE	18	Related Party Transactions	61
NOTE	19	Subsequent Events	61

Page | 39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of DIGICORP, Inc.

We have audited the accompanying consolidated balance sheet of DIGICORP, Inc. (Company) as of December 31, 2007, and the related consolidated statement of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of DIGICORP, Inc. as of December 31, 2006 were audited by another auditor, whose report dated April 16, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIGICORP, Inc. as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 12, 2008

Page | 40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Digicorp, Inc.

We have audited the accompanying balance sheet of Digicorp, Inc. (the "Company") as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digicorp, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and had a working capital deficit at December 31, 2006.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans as to these matters are described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California

April 16, 2007

Page | 41

DIGICORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,600	$3,350
Accounts receivable, net	304,841	58,539
Inventories	15,436	50,705
Other current assets - related party	-	10,794
Other current assets	19,865	18,365

TOTAL CURRENT ASSETS	345,742	141,753

Property and equipment, net	170,767	253,855
Intangible assets, net	394,935	527,780

TOTAL ASSETS	$911,444	$923,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$342,842	$360,481
Accrued liabilities	575,601	295,400
Revolving credit line - related party	-	50,000
Note payable - related party	1,068,000	473,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	2,056,115	1,248,553

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(116,216)	(154,955)

TOTAL LONG TERM LIABILITIES	440,091	401,352

TOTAL LIABILITIES	$2,496,206	$1,649,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized;
zero shares issued and outstanding at December 31, 2007 and
December 31, 2006	-	-
Common stock, $0.001 par value: 60,000,000 shares authorized;
39,545,104 shares issued and outstanding at December 31, 2007;
37,239,002 shares issued and outstanding at December 31, 2006	39,545	37,239
Paid-in capital	6,243,079	4,714,900
Accumulated deficit	(7,867,386)	(5,478,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,584,762)	(726,517)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$911,444	$923,388

The accompanying notes are an integral part of these consolidated financial statements.

Page | 42

DIGICORP, INC.

Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2007	2006

REVENUE
Sales	$557,365	$830,606
Other Income	35,000	10,539

Total revenue	592,365	841,145

OPERATING EXPENSES
Cost of sales	196,895	551,125
Selling, general and administrative expenses	2,602,751	5,289,361

Total operating expenses	2,799,646	5,840,486

Operating loss	(2,207,281)	(4,999,341)

Interest expense	179,849	80,653

LOSS BEFORE INCOME TAXES	(2,387,130)	(5,079,994)

PROVISION FOR INCOME TAXES	1,600	800

NET LOSS	$(2,388,730)	$(5,080,794)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,573,023	37,148,738

The accompanying notes are an integral part of these consolidated financial statements.

Page | 43

DIGICORP, INC.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,388,730)	$(5,080,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,854	13,312
Amortization of licenses	144,845	134,555
Amortization of debt discount	38,739	38,739
Impairment of intangible assests	-	300,000
Stock-based compensation to employees and directors	1,209,875	3,162,778
Stock-based compensation to consultants	-	8,242
Gain on disposal of imtangible assets	-	(11,480)
Changes in operating assets and liabilities:
Accounts receivable	(246,302)	5,869
Inventories	35,269	79,463
Other current assets - related party	10,794	25,000
Other current assets	(1,500)	199,474
Other long term assets	-	48,922
Accounts payable and accrued liabilities	262,562	338,641
Deferred revenue	-	(10,539)

Net cash used in operating activities	(848,594)	(747,818)

Cash flows from investing activities:
Purchases of licenses and developed content	(12,000)	(134,599)
Proceeds from disposal of licenses	-	140,000
Purchases of property and equipment	(2,766)	(32,151)

Net cash used in investing activities	(14,766)	(26,750)

Cash flows from financing activities:
Proceeds from issuance of common stock	270,610	273,400
Proceeds from revolving credit line - related party	-	50,000
Proceeds from related party note	595,000	400,000

Net cash provided by financing activities	865,610	723,400

Net increase (decrease) in cash and cash equivalents	2,250	(51,168)

Cash and cash equivalents at beginning of period	3,350	54,518

Cash and cash equivalents at end of period	$5,600	$3,350

Supplemental disclosures of cash flow information:

Income taxes	$1,600	$1,200
Interest paid	$-	$-

Non-cash investing and financing activity:

Beneficial conversion feature	$50,000	$-
Acquisition of intangible assets for common stock	$-	$160,000
Acquisition of fixed assets for common stock	$-	$152,000

The accompanying notes are an integral part of these consolidated financial statements.

Page | 44

DIGICORP, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2007 and 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2005	36,737,184	$36,737	$958,982	$(397,862)	$597,857

Issuance of common stock	263,636	264	273,136	-	273,400

Compensation expense due to stock option issuances	-	-	3,162,778	-	3,162,778

Acquisition of intellectual property and fixed assets	238,182	238	311,762	-	312,000

Compensation expense due to warrant issuances	-	-	8,242	-	8,242

Net loss	-	-	-	(5,080,794)	(5,080,794)

BALANCES, December 31, 2006	37,239,002	$37,239	$4,714,900	$(5,478,656)	$(726,517)

Issuance of common stock	2,706,102	2,706	267,904		270,610

Beneficial Conversion Interest			50,000		50,000

Cancelation of common stock	(400,000)				-

Compensation expense due to stock option issuances			1,209,875		1,209,875

Net loss				(2,388,730)	(2,388,730)

BALANCES, December 31, 2007	39,545,104	$39,945	$6,242,679	$(7,867,386)	$(1,584,762)

The accompanying notes are an integral part of these consolidated financial statements.

Page | 45

1. Description of Business

Digicorp ("the Company") was organized under the laws of the State of Utah on July 19, 1983. On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, when it sold its assets and changed its business plan.  On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), pursuant to a reverse merger transaction (see note 3).

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

Rebel Crew Films is a wholly-owned subsidiary of the Company.  Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products.  Rebel Crew Films distributes Spanish language films and serves wholesale, retail, catalog, and e-commerce accounts.  Rebel Crew Film's titles can be found at major retail outlets and independent video outlets across the United States of America and Canada.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc. The agreement with Westlake Entertainment allowed the Company to both, increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers and to effectively transfer all day-to-day operations related to our home video library to Westlake Entertainment.

The Company, including its operating subsidiary, generated revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

The Company, utilizing our patent pending technology called ViraCast, derives revenue by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  ViraCast digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.

We generate revenue from our wholly owned and operated website www.PerreoRadio.com.   PerreoRadio.com is a website targeted to the young, urban Latino demographic in both the United States and internationally, offering online radio shows, podcasts, music, and music videos from some of the top DJ's from the United States, Latin America, and the Caribbean. PerreoRadio.com generates almost exclusively all revenue from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Page | 46

During the fiscal year 2007, the Company generated approximately 97% of its revenue through the direct sales of our home video content. In the past, the Company, through its operating subsidiary, generated revenue through the direct sales of our licensed content and licensing agreements with third parties that distributed the Company's licensed content. During the fourth quarter 2006, the Company strategy shifted to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers.   Licensing revenues significantly decreased or were eliminated as we shifted our focus away from licensing agreements with third parties and increased our national exposure through nation-wide retailers.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

The Company is organized in a single operating segment. All of the Company's revenues are generated in the United States, and the Company has no long-lived assets outside the United States.

2. Basis of Presentation and Significant Accounting Policies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2007, the Company has an accumulated deficit of $7.9 million and a working capital deficit of $1.7 million.  During the year ended December 31, 2007, the Company incurred a loss of approximately $2.4 million.  During the year ended December 31, 2007, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content, loans from its Chief Executive Officer, and on debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The financial statements have been prepared in accordance with the generally accepted accounting principles in the United States ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Page | 47

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2007.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options.   SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the years ended December 31, 2007 and December 31, 2006 the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1.2 million and $3.2 million, respectively.

Revenue Recognition

DVD Sales. - The Company generates revenue through the direct sales of licensed content and in the past through licensing agreements whereby the Company receives advance payments as consideration for rights granted to third parties that distribute the Company's licensed content.  The Company may be entitled to receive additional royalty payments under the licensing agreements but only to the extent that royalties calculated under the terms of the licensing agreements exceed the amount of the advance payments.   Advance payments are initially recorded as deferred revenue.  The Company recognizes revenue under its licensing agreements as royalties are earned upon shipment of licensed content to customers by the sub-licensor.   Deferred revenue balances of $70,000 and $70,000 at December 31, 2007 and 2006, respectively, represent advance royalty payments that are expected to be earned over the subsequent twelve month periods.  Revenues from direct sales are recorded upon shipment.

Page | 48

Digital Content Distribution. - The Company generates revenue by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  Our patent pending technology, ViraCast, digitally embeds advertising into digital content that then has the ability to propagate virally across Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers.  Ads are provided from our publisher-affiliates and we generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Website Ad Revenue. - We generate revenue from our wholly owned and operated website www.PerreoRadio.com.  PerreoRadio.com generates revenue almost exclusively from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Accounts receivable at December 31, 2007 and 2006 are presented net of an allowance for doubtful accounts of $5,000 and $5,000, respectfully.  The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts periodically.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company does not have any off-balance-sheet exposure related to its customers.

Inventory

Inventories, consisting primarily of Spanish language DVD titles, are stated at the lower of cost (average) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.   Property and equipment at December 31, 2007 and 2006 are presented net of accumulated depreciation of $101,477 and $15,623, respectfully.  Depreciation expense for the years ended December 31, 2007 and 2006 was $85,854 and $13,312, respectively.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value.  Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF").  Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments and APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes.  Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

Page | 49

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforward.  Valuation allowances are provided to the extent realization of recorded tax assets is not considered likely.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $2,000 and $17,000, respectively.

Shipping and Handlings Costs

Shipping and handling costs are classified as cost of sales.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.  109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Effective for the Company beginning January 1, 2008, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations. Effective for the Company beginning January 1, 2008, SFAS No.  157 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No.  158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R ("SFAS No. 158"). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the company's fiscal year-end. Effective for the Company beginning January 1, 2008, SFAS No. 158 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial statements.

Page | 50

In November 2006, the EITF reached a final consensus in EITF Issue 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments ("EITF No. 06-6").  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. Effective for the Company beginning January 1, 2008, EITF No.  06-6 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF No. 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No.   06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued.  Effective for the Company beginning January 1, 2008, EITF No.  06-7 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies."  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006.  Effective for the Company beginning January 1, 2008, FSP EITF 00-19-2 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 ("SFAS 159"). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

Page | 51

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)").  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

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

Immediately following the completion of the acquisition, the Company's previous shareholders owned 15,530,104 common shares and Rebel Crew Films shareholders owned 21,207,080, or approximately 57.7% of the outstanding shares of the Company's common stock.  For accounting purposes the transaction is considered to be a recapitalization where Digicorp is the surviving legal entity, and Rebel Crew Films is considered to be the accounting acquirer.  Accordingly, the historical financial statements prior to December 29, 2005 are those of Rebel Crew Films.  Following the acquisition, Digicorp changed its fiscal year end from June 30 to December 31.

4. Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of the following:

Property and Equipment	December 31,
	2007	2006
Computer Software and Equipment	$ 265,616	$ 262,849
Office Furniture and Equipment	6,629	6,629
Total Property and Equipment	272,245	269,478

Less: Accumulated Depreciation	(101,478)	15,623)
Property and Equipment, net	$ 170,767	$ 253,855

Depreciation expense was approximately $85,854 and $13,312 for the years ended December 31, 2007 and 2006, respectively.

Page | 52

5. Other Current Assets

The balance recorded in other current assets at December 31, 2007 correspond to security deposits of $18,365 related to our lease holdings and $1,500 related to Water and Power Utility requirements.

For Related Party Transactions, please see Note 18.

6. Intangible Assets

Intangible assets consist of capitalized license fees for licensed content the Company acquired from owners including producers, studios and distributors, as well as the Company's PerreoRadio suite of websites and internet properties.

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

The PerreoRadio Assets were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names.  Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

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

The Company amortizes the capitalized license fees, on a straight line basis over the Title Term.   During the years ended December 31, 2007 and 2006, amortization expense related to the licensed content was $144,845 and $134,556, respectively.

Intangible assets and accumulated amortization at December 31, 2007 and 2006 are comprised of the following:

Intangible Assets	December 31,
	2007	2006
PerreoRadio Assets	$ 160,000	$ 160,000
Licensed and Developed Content	677,599	665,599
Total Intangible Assets	837,599	825,599

Less: Accumulated Amortization	(442,664)	(297,819)
Intangible Assets, net	$ 394,935	$ 527,780

Page | 53

In connection with these agreements, the Company expects to record the following amortization expense over the next four years:

Fiscal Year Ended	Amortization
December 31, 2008	$ (98,969.84)
December 31, 2009	$ (78,896.92)
December 31, 2010	$ (46,778.17)
December 31, 2011	$ (10,289.88)

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company's deferred tax assets as of December 31, 2007 and 2006 are as follows:

Deffered Tax Asses	December 31,
	2007	2006
Federal Net Operating Loss Carryforward	$ 1,698,786	$ 1,294,909
State Net Operating Loss Carryforward	441,109	336,243
Stock Based Compensation	2,580,912	2,062,602
Deferred Revenue	29,847	29,847
Beneficial Conversion Feature	(49,787)	(66,383)

Total Gross Deferred Tax Asset	4,700,867	3,657,218
Less Valuation Allowance	(4,700,867)	(3,657,218)
Net Deferred Tax Asset	$ -	$ -

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Based upon the Company's loss for the year ended December 31, 2007 the Company has provided a valuation allowance in the amount of $4,700,000, an increase of $1,043,000.  The amount of deferred tax assets considered realizable could change if future taxable income is realized.  A component of the Company's deferred tax assets are federal and state net operating loss carryforwards of approximately $4,996,000 and $4,989,000 for the year ended December 31, 2007, respectively.  A greater than 50% change in the ownership of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382.  The Company believes that such a change occurred on December 29, 2005.   The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change date.  The net operating losses will begin to expire in 2021 and 2011, respectively.

Page | 54

Due to the Company being in a net loss position, the implementation during the year ended December 31, 2006 of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, resulted in a difference of $66,000 between the expected income taxes at statutory rates and the amounts presented herein related to the change in valuation allowance.  At the year ended December 31, 2007, the difference between the expected income taxes at statutory rates and the amounts presented herein related to the change in valuation allowance amount was $50,000.

At December 31, 2007 and 2006, the Company's tax provision consists of:

Tax Provisions
Current	2007	2006
Federal	-	-
State	$ 1,600	$ 800

Deferred
Federal	-	-
State	-	-
	$ 1,600	$ 800

For the years ended December 31, 2007 and 2006, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31,
	2007	2006
Federal statutory tax rate	(34%)	(34%)
State and local income taxes, net of federal tax benefit	0.04%	0.01%
Non deductible items	0.05%	0.02%
Valuation allowance	33.97%	33.98%

Total effective tax rate	0.06%	0.01%

8. Income (LOSS) Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflect the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise result in the issuance of common stock that is then shared in the earnings of the entity

Options and warrants issued pursuant to the Company's Stock Option Plan and warrants that were issued outside the Company's Stock Option Plan which were outstanding as of December 31, 2007 to purchase 7,143,333 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the year ended December 31, 2007, as their inclusion would have been antidilutive.

Page | 55

9. Accrued Liabilities

Accrued liabilities at December 31, 2007 and 2006 are comprised of the following:

Accrued Liabilities	December 31,
	2007	2006
Obligations on license agreements	$ 47,595	$ 55,095
Accrued salaries	353,182	189,736
Interest	127,414	41,913
Other	47,410	8,656
	$ 575,601	$ 295,400

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

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $193,694 based on the intrinsic value of the beneficial conversion feature of the note.  The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt.  At years ended December 31, 2007 and December 31, 2006, interest expense of $77,478 and $38,739, respectively, had been recorded from the debt discount amortization, and as of December 31, 2007 and December 31, 2006, the remaining debt discount balance attributable to the beneficial conversion feature was $116,216 and $154,955.

11.  Revolving Line of Credit Agreement - Related Party

On September 30, 2007, the Company entered into a Termination Agreement (the "Termination Agreement") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund").  From March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with AGB Acquisition Fund.  The Revolving Line of Credit allowed for the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund.   At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit, all of which was due January 31, 2007. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the "Convertible Notes") which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes, including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. This note was not repaid by the scheduled maturity and we subsequently entered into a Loan Modification Agreement ("Modification Agreement") with AGB Acquisition Fund. On September 30, 2007 we entered into a Termination Agreement with AGB Acquisition Fund that terminated and cancelled the Convertible Notes and Modification Agreements.   In consideration to AGB Acquisition Fund for the termination and cancellation of the Convertible Notes and Modification Agreements, the Company converted the principal amount and all interest accrued from inception of the Convertible Notes through the date of the Termination Agreement into an aggregate of 556,102 shares of our common stock at a price of $0.10 per share.  These securities were converted in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  AGB Acquisition Fund represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Page | 56

12. Note Payable - Related Party

At December 31, 2006 and 2005 the Company has a liability of $73,000 due to the sole member of Rebel Holdings, LLC, a California limited liability company ("Rebel Holdings"), an entity whose sole managing member is the Company's Chief Executive Officer that owned approximately 52% of the outstanding shares of the Company's common stock at December 31, 2006.  In connection with the borrowings, the Company issued a promissory note in the amount of $73,000 to the member (the "Note") on December 29, 2005.  The monies loaned by the member to the Company were utilized to pay for certain capitalized license agreements and operating expenses of the Company.  The Note was due on June 30, 2006 with 5.0% simple interest.

On July 13, 2006, William Horne, the Company's Chief Financial Officer, loaned the Company $5,000.   As consideration for the loan, the Company issued Mr. Horne a demand promissory note at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.

From January 10, 2007 through December 31, 2007 and from July 14, 2006 through December 31, 2006, Jay Rifkin, the Company's Chairman and Chief Executive Officer, loaned the Company a total of $595,000 and $395,000, respectively.  As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at interest rates that ranged from the prime rate to the prime rate plus one percent.

13. Customer Concentrations

During the year ended December 31, 2007, the Company had sales to two customers that accounted for 68% and 17% of total sales.  During the year ended December 31, 2006, these customers owed to the Company $28,000 and nil.  These customers owed to the Company $302,000 and $96,000 at December 31, 2007.

14. Commitment and Contingencies

Rent expense during the years ended December 31, 2007 and 2006 was $232,000 and $140,000, respectively.  In August 2005, the Company entered into a commercial lease agreement for office space.  The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012.  Further, on each anniversary date, the base rent is subject to a 3% increase over the previous year.  In March 2006, the Company entered into a commercial lease agreement for additional office space.  The additional lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010.  Approximate future minimum rent payments under these leases are as follows:

Operating Lease Payments	Minimum Payments
2008	$ 232,238
2009	239,205
2010	239,566
2011	82,757
2012	63,508
Total	$ 857,274

Page | 57

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

A summary of stock option activity for the year ended December 31, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2005	6,687,500	8,312,500	0.75	8.64	-
Grants	(1,450,000)	1,450,000	0.62	9.46	-
Cancellations	41,667	(41,667)	1.10	4.67	-

December 31, 2006	5,279,167	9,720,833	0.73	7.92	-
Grants	(1,570,000)	1,570,000	0.12	9.33	-
Cancellations	4,147,500	(4,147,500)	0.50	6.07	-

December 31, 2007	7,856,667	7,143,333	0.73	7.95	-

Options exercisable at:
December 31, 2005		2,137,500	0.25	5.34	-
December 31, 2006		4,204,167	0.58	6.51	-
December 31, 2007		3,941,667	0.78	8.10	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. There have not been any options exercised during the years ended December 31, 2007 or 2006.

Page | 58

A summary of the changes in the Company's nonvested options during the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	6,175,000	$ 0.85
Granted	1,450,000	0.56
Vested	(2,066,667)	0.86
Forfeited	(41,667)	0.99
Nonvested at December 31, 2006	5,516,667	$ 0.78
Granted	1,570,000	0.11
Vested	(2,112,500)	0.73
Forfeited	(2,451,667)	0.53
Nonvested at December 31, 2007	2,522,500	$ 0.64

All outstanding stock-based compensation awards that the Company granted in 2007 and 2006 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
Black Scholes Pricing Model Assumptions	2007	2006
Weighted average risk free interest rate	3.92%	4.27%
Weighted average life (in years)	4.44	5
Volatility	138 - 155%	138 - 155%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	0.65	0.56

During the years ended December 31, 2007 and December 31, 2007, stock-based compensation totaling $1.2 million and $3.17 million, respectively, was recorded by the Company. During the years ended December 31, 2007 and December 31, 2006, total unrecognized compensation cost related to unvested stock options was $770,000 and $2.26 million.  The cost is expected to be recognized over a weighted average period of 1.16 years.

Page | 59

16. Equity Transactions

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2007 and during the first quarter 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

During April of 2007, the Company sold 750,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $75,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During May of 2007, the Company sold 100,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $10,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During June 2007, the Company sold 1,300,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $130,000.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On September 30, 2007, the Company entered into a Termination Agreement (the "Termination Agreement") with Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund").  From March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the "Revolving Line of Credit") with AGB Acquisition Fund.  The Revolving Line of Credit allowed for the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund.   At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit, all of which was due January 31, 2007. Amounts borrowed against the Revolving Line of Credit are evidenced by Convertible Secured Promissory Notes (the "Convertible Notes") which allow for the conversion of all or any part of the outstanding principal balance of the Convertible Notes, including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes are outstanding. This note was not repaid by the scheduled maturity, and we subsequently entered into a Loan Modification Agreement ("Modification Agreement") with AGB Acquisition Fund. On September 30, 2007, we entered into a Termination Agreement with AGB Acquisition Fund that terminated and cancelled the Convertible Notes and Modification Agreements.  In consideration to AGB Acquisition Fund for the termination and cancellation of the Convertible Notes and Modification Agreements, the Company converted the principal amount and all interest accrued from inception of the Convertible Notes through the date of the Termination Agreement into an aggregate of 556,102 shares of our common stock at a price of $0.10 per share.  These securities were converted in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  AGB Acquisition Fund represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Page | 60

During March 2008, the Company sold 10,000,000 shares of its common stock to an unaffiliated accredited investor at a price of $0.03 per share, resulting in gross proceeds of $300,000.   These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Recent Stock Option Grants

On February 23, 2007, as consideration for his service as an employee of the Company, we granted Matthew D. Stuart options to purchase 1,000,000 shares of common stock with an exercise price of $0.11 per share.  These stock options vest annually over four years beginning February 23, 2007.  The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

On August 29, 2007, as consideration for their service as employees of the Company, we granted Jason Kaveh, Peter Murnieks, and Julio Vargas options to purchase 100,000 shares, 60,000 shares, and 60,000 shares of common stock, respectively, with an exercise price of $0.14 per share.  These stock options vest annually over four years beginning August 29, 2008.  The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

On August 29, 2007, as consideration for service on our Board of Directors, we granted Alan Morelli options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share. These stock options vest annually over four years beginning August 29, 2008. The issuance of these stock options was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

17. Warrants

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.  No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the year ended December 31, 2007.

The following table summarizes information about common stock warrants outstanding at December 31, 2007:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	4.00	$ 0.15	250,000	$ 0.15
$ 0.50 - 0.75	300,000	3.75	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	2.86	$ 0.42	550,000	$ 0.42

18. Related Party Transactions

Other current assets at December 31, 2006 includes $11,000 owed to the Company by Ault Glazer Bodnar & Company, Inc. ("AGB & Company") based on an agreement to reimburse the Company for salaries paid in connection with the recapitalization of the Company. On November 21, 2007 AGB & Company paid the $11,000 owed to the Company. William B. Horne, the Company's former Chief Financial Officer and current director, was the Chief Financial Officer of AGB Acquisition Fund.

19. Subsequent Events

From January 1, 2008 through March 15, 2008, Mr. Rifkin loaned the Company an additional $82,000.   As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent.

Page | 61