Form 10-Q
period 2008-03-31
DIGICORP, INC.
filed 2008-05-19
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

COMMISSION FILE NUMBER 000-33067

DIGICORP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Unit B, Marina Del Rey, CA 90292
(Address of principal executive offices)

Registrant's telephone number, including area code:  (310) 728-1450

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2008, the issuer had 49,545,104 outstanding shares of Common Stock, $.001 par value.

PART I

Item 1. Financial Statements.

DIGICORP, INC.

Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$230,640	$5,600
Accounts receivable, net	301,043	304,841
Inventories	-	15,436
Other current assets	19,865	19,865

TOTAL CURRENT ASSETS	551,548	345,935

Property and equipment, net	18,918	170,767
Intangible assets, net	363,724	394,935

TOTAL ASSETS	$934,190	$911,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$330,149	$342,842
Accrued liabilities	660,860	575,601
Note payable - related party	1,150,000	1,068,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	2,210,681	2,056,115

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(106,532)	(116,216)

TOTAL LONG TERM LIABILITIES	449,775	440,091

TOTAL LIABILITIES	2,660,456	2,496,206

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized;
zero shares issued and outstanding at March 31, 2008 and
December 31, 2007	-	-
Common stock, $0.001 par value: 60,000,000 shares authorized;
49,545,104 shares issued and outstanding at March 31, 2008;
39,545,104 shares issued and outstanding at December 31, 2007	49,545	39,545
Paid-in capital	6,582,421	6,243,079
Accumulated deficit	(8,358,232)	(7,867,386)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,726,266)	(1,584,762)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$934,190	$911,444

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

REVENUE
Sales	$76,149	$125,339
Total revenue	76,149	125,339

OPERATING EXPENSES
Cost of sales	16,209	40,863
Selling, general and administrative expenses	379,095	779,307

Total operating expenses	395,304	820,170

Operating loss	(319,155)	(694,831)

Loss on Abandonment	130,317	-
Interest expense	39,774	25,537

LOSS BEFORE INCOME TAXES	(489,246)	(720,368)

PROVISION FOR INCOME TAXES	1,600	1,600

NET LOSS	$(490,846)	$(720,368)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,767,440	37,239,002

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(490,846)	$(721,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	130,317	-
Depreciation	21,533	21,395
Amortization of licenses	31,211	36,211
Amortization of debt discount	9,684	9,684
Stock-based compensation to employees and directors	49,342	425,315
Changes in operating assets and liabilities:
Accounts receivable	3,798	(44,161)
Inventories	15,436	16,674
Accounts payable and accrued liabilities	72,566	57,828

Net cash used in operating activities	(156,959)	(199,021)

Cash flows from investing activities:
Purchases of licenses and developed content	-	(12,000)

Net cash used in investing activities	-	(12,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	300,000	-
Proceeds from related party note	82,000	235,000
Net cash provided by financing activities	382,000	235,000

Net increase (decrease) in cash and cash equivalents	225,041	23,979

Cash and cash equivalents at beginning of period	5,600	3,350
Cash and cash equivalents at end of period	$230,641	$27,329

Supplemental disclosures of cash flow information:

Income taxes	$1,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2008

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

The interim consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.  The consolidated balance sheet as of December 31, 2007, was derived from the Company's audited financial statements.   Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.  The interim consolidated financial statements should be read in connection with the Company's audited financial statements for the year ended December 31, 2007.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rebel Crew Films.  All significant intercompany accounts and transactions have been eliminated in consolidation.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2008

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2008 the Company had an accumulated deficit of $8.4 million and a working capital deficit of $1.7 million, which includes a deferred revenue balance of $70,000, as discussed below.  During the three months ended March 31, 2008, the Company incurred a loss of $491,000.  During the three months ended March 31, 2008, the Company primarily relied upon revenues generated from the direct sales of its Latino home entertainment content and on debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively seeking sources of additional financing in order to maintain and potentially expand the Company's operations and to fund its debt repayment obligations.  There can be no assurance that the Company will be able to obtain such additional funding on terms acceptable to the Company, if at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is based on the weighted average number of common shares outstanding.  The Company complies with SFAS No. 128, "Earnings Per Share,"which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations.  Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted per share earnings or loss reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of March 31, 2008 to purchase 7,143,333 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the three months ended March 31, 2008, as their inclusion would have been antidilutive.

4.  ACCRUED LIABILITIES

Accrued liabilities at March 31, 2008 and December 31, 2007 are comprised of the following:

	March 31, 2008	December 31, 2007
Obligations on license agreements	$47,595	$47,595
Accrued salaries	393,750	353,182
Accrued interest	157,504	127,414
Other	62,011	47,410
Total Accrued Liabilities	$660,860	$575,601

5.  CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In connection with the acquisition of Rebel Crew Films on December 29, 2005, the Company entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, a California limited liability company ( "Rebel Holdings"), pursuant to which the Company purchased a $556,000 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,000 principal amount secured convertible note to Rebel Holdings, LLC.  The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of the Company's assets now owned or hereafter acquired.  The secured convertible note is convertible into 500,000 shares of the Company's common stock at the rate of $1.112614 per share.  Jay Rifkin, the Company's Chief Executive Officer and a director, is the sole managing member of Rebel Holdings, LLC.

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note.  The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt.  During the three months ended March 31, 2008 and 2007, interest expense of $9,700 has been recorded from the debt discount amortization, and as of March 31, 2008, the remaining debt discount balance attributable to the beneficial conversion feature was $107,000.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2008

6.  STOCK BASED COMPENSATION

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

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	7,856,667	7,143,333	$0.73	7.95
Grants	—	—
Cancellations	—	—

March 31, 2007	7,856,667	7,143,333	$0.73	7.95	$—

Options exercisable at:
December 31, 2007		3,941,667	$0.78	8.10	$—
March 31, 2008		3,941,667	$0.78	7.83	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.  There have not been any options exercised during the three months ended March 31, 2008 or year ended December 31, 2007.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  For options granted during the three months ended March 31, 2008, the following assumptions were used: volatility 146%; expected life 5 years; risk-free interest rate 4.50%; dividend yield 0%.

During the three months ended March 31, 2008 and 2007 stock-based compensation totaling $49,000 and $425,000, respectively, was recorded by the Company.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2008

7.  EQUITY TRANSACTIONS

On March 26, 2008, the Company entered into a subscription agreement with an accredited investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").  The Company issued and sold to the accredited investor an aggregate of 10,000,000 shares of its common stock.  These issuances resulted in aggregate gross proceeds to the Company of $300,000.

8.  WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.  No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the three months ended March 31, 2008.

The following table summarizes information about common stock warrants outstanding at March 31, 2008:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	2.75	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	2.50	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	2.61	$0.42	550,000	$0.42

9.  RELATED PARTY TRANSACTIONS

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

From January 1, 2008 through March 15, 2008, Mr.  Rifkin loaned the Company an additional $82,000.  As consideration for the loans, the Company issued Mr.  Rifkin demand promissory notes at a rate equal to the prime rate plus one percent.  At March 31, 2008, the total amount loaned to the Company by Mr.  Rifkin totaled $1,150,000.

10.  LOSS ON ABANDONMENT

In September 2005, the Company entered into an asset purchase agreement to acquire the iCodemedia suite of websites and all related intellectual property (the "iCodemedia Assets").  The Company intended to develop these websites into a suite of applications and services to enable content creators to publish and deliver content to existing and next generation devices.  During the quarter ending March 31, 2008, management determined that the Company would no longer develop the iCodemedia Assets and, accordingly, $41,650 was charged to operations in the current period as a non-recurring loss on abandonment.

In April 2006, the Company entered into an asset purchase agreement to acquire the software application known as ITunesBucks and its associated assets (the "ITunesBucks Assets").  The Company intended to develop the ITunesBucks Assets into a customer affinity program that enabled users to generate credits that would then be used to purchase merchandise.  During the quarter ending March 31, 2008, management determined that the Company would no longer develop the ITunesBucks Assets and, accordingly, $88,667 was charged to operations in the current period as a non-recurring loss on abandonment.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements.  In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology.   These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on April 16, 2008.

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

On February 22, 2007, we changed the Company's domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

China Youth League Network (CYLN)

On November 23, 2007, we executed a letter of intent (LOI) with the Chinese government body China Youth Net (CYN) and China based Internet company WKC to build, launch and operate a large scale, advertising supported Internet media portal in China, pursuant to which we will contribute the exclusive China rights to our ViraCast technology (see below).  The LOI provides for the new venture to retain the exclusive rights to serve international content via a peer-to-peer portal to China's student population of more than 70 million young people, ranging from eighth grade through university.  Under the auspices of CYN, the new portal will comply with recent regulations instituted by the Chinese government that restrict online video sites.  Under this new policy, websites that provide video programming or allow users to upload video must obtain government permits, and applicants must be either state-owned or state-controlled companies.  The letter of intent contemplates the raising of certain financing for the new venture.  At this stage, no funding has been committed and there can be no assurances that funding will be secured.  In addition, should the parties fail to execute a definitive agreement within one year, the letter of intent will terminate unless extended by the parties.

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

In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc.  The agreement with Westlake Entertainment allowed the Company to increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers, and to effectively transfer all day-to-day operations related to our home video library to Westlake Entertainment.  Pursuant to the agreement, Westlake has taken over sales, production and all physical distribution of our 157 title library, while we will continue to manage digital distribution and advertising rights.  Westlake will distribute existing inventory for a fee and will distribute new product on a revenue share basis.  The licensing transaction was part of an initiative to focus the Company's efforts on commercialization of our patent pending ViraCast advertising technology and associated business opportunities in the United States and internationally.

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

Recent Accounting Pronouncements

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

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Quarter Revenues

Quarterly Sales - For the three months ended March 31, 2008 we generated revenues of $76,000 as compared to the three months ended March 31, 2007 in which we generated revenues of $125,000.  During the three months ended March 31, 2008 revenue generated was almost exclusively from the direct sales of our home video content.  The decrease in sales revenue during the three months ended March 31, 2008 is principally attributed to the change in the Company strategy as well as the license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Quarterly Operating Expenses

Operating expenses were $395,000 and $820,000 during the three months ended March 31, 2008 and 2007, respectively.  The significant component in the decrease in operating expenses during the three months ended March 31, 2008 comprised of a decrease in stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors and a decrease in the cost of sales as a result of the license and distribution agreement with Westlake Entertainment, Inc.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased from $425,000 during the three months ended March 31, 2007 to $49,000 during three months ended March 31, 2008.  The decrease in stock based compensation expense from grants of nonqualified stock options during this period resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease from $148,000 during the three months ended March 31, 2007 to $125,000 during the three months ended March 31, 2008.  These reductions in costs reflect a shift in our revenue mix from revenue generated primarily through licensing agreements and the direct sales of license film content, which requires a large sales force, to a strategy of manufacturing and distributing product from our own library of licensed film content to nation-wide retailers.   Furthermore, the license and distribution agreement with Westlake Entertainment, Inc.  which effectively transferred all day-to-day operations related to our home video library to Westlake Entertainment, Inc., aided the Company to further reduce its sales force and the associated costs.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.  Professional fees were approximately $11,000 less during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease in professional fees are in part due to a significant decrease in amounts paid accounting fees that were offset by increase fees paid for consulting services.

Accounting Fees comprised the majority of this decrease from the previous quarter.  For the three months ended March 31, 2007 accounting fees were $46,000.  For the three months ended March 31, 2008, accounting fees were $23,000.

Legal expense decreased by approximately $4,000 during the three months ended March 31, 2008 as compared to the three months ended March 1, 2007.   For the three months ended March 31, 2008 and 2007 legal fees were $800 and $5,000, respectively.

Consulting fees increased by $17,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  For the three months ended March 31, 2008 consulting fees were under $27,000 of which the majority of the expense was related to sales.

General and administrative expense decreased slightly by approximately $17,000 during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and is attributed to the change in strategy of the Company into manufacturing and distributing product from our own library of licensed film content and with license and distribution agreement with Westlake Entertainment, Inc.  which has allowed the Company to decrease day-to-day overhead costs.

Net Loss

For the three months ended March 31, 2008 and 2007 the Company had a net loss of approximately $491,000 and 722,000, respectively.  The Company reduced its operating expenses by a significant amount during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  During 2007, the Company implemented strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company's developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital increased from $26,000 during the three months ended March 31, 2007 to $40,000 during the months ended March 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from current operations and cash from financing activities.  As of March 31, 2008, our cash and cash equivalents were $231,000.  We had a working capital deficit of approximately $1.7 million at March 31, 2008 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.   There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $934,000 at March 31, 2008 versus $929,000 at March 31, 2007.   The change in total assets is primarily attributable to revenues generated by the Company through equity transaction activities during the three months ended March 31, 2008 and an increase in Accounts Receivable that were offset by decreases in Property and Equipment and in Intangible Assets.

Accounts receivable increased by $198,000 during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The increase in accounts receivable resulted primarily from the change in Company sales strategy from small local retailers to large national retailers during the fiscal year 2007.  The sales transaction settlement terms associated with small retailers typically is ‘Cash On Delivery’ while the settlement terms of national retailers is thirty to sixty days.  In conjunction with the change in sales strategy away from smaller retailers to larger nationwide retailers was an associated shift in settlement terms from COD to thirty to sixty days that subsequently led to an increased accounts receivable.

DVD sales decreased from $125,000 during the three months ended March 31, 2007 to $76,000 during the three months ended March 31, 2008.  The changes in DVD sales reflect the shift in Company strategy to manufacturing and distributing product from our own library of licensed films and expanding sales to nation-wide retailers. This general strategy aided in dramatically reducing overhead costs and in part enabling the Company to increase sales during the third and fourth quarters 2007 without significantly raising overhead costs.  Furthering our strategy to reduce overhead costs and streamlining our operations to focus on digital content distribution, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc.   The agreement with Westlake Entertainment allowed the Company to increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers and further reduce our overhead costs by effectively transferring all day to day operations related to our home video library to Westlake Entertainment.  This agreement has thus better positioned the Company to focus on our Digital Content Distribution.   This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Intangible assets decreased from $504,000 during the three months ended March 31, 2007 to $364,000 during the three months ended March 31, 2008.  The decrease in intangible assets was due to the amortization of our licensed content.

Property and Equipment decreased primarily from the non-recurring expense related to a loss on abandonment of our iCodeMedia and ITunesBucks assets.  During the quarter ending March 31, 2008, management determined that the Company would no longer develop the iCodemedia Assets and, accordingly, $41,650 was charged to operations in the current period as a non-recurring loss on abandonment.  During the quarter ending March 31, 2008, management determined that the Company would no longer develop the ITunesBucks Assets and, accordingly, $88,667 was charged to operations in the current period as a non-recurring loss on abandonment.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Risk Factors

There have been no material changes from risk factors previously disclosed in Item 1 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on April 16, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).   Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008 , we sold a total of 10,000,000 shares of our common stock at $0.03 per share to an investor for an aggregate purchase price of $300,000 in cash.  The purchaser is an "accredited investor" as such term in defined in Rule 501 of Regulation D.  The purchaser represented that it acquired the shares for investment purposes.  Restrictive legends were placed on the certificate issued to the purchaser.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

See Part II, Item 2 for information on the sale during the first quarter of 2008 of a total of 10,000,000 shares of our common stock to an investor for an aggregate purchase price of $300,000.

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

DIGICORP, INC.

Date: May 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: May 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer