Form 10-Q
period 2008-06-30
DIGICORP, INC.
filed 2008-08-19
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2008, the issuer had 51,128,439 outstanding shares of Common Stock, $.001 par value.

DIGICORP, INC. Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$102,876	$5,600
Accounts receivable, net	268,542	304,841
Inventories	—	15,436
Other current assets	19,865	19,865

TOTAL CURRENT ASSETS	391,283	345,742

Property and equipment, net	16,993	170,767
Intangible assets, net	9,540,437	394,935

TOTAL ASSETS	$9,948,713	$911,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$359,908	$342,842
Accrued liabilities	778,329	575,601
Note payable - related party	1,150,000	1,068,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	2,357,909	2,056,115

LONG TERM LIABILITIES

Convertible note payable - related party	556,307	556,307
Debt discount - beneficial conversion feature	(96,846)	(116,216)

TOTAL LONG TERM LIABILITIES	459,461	440,091

TOTAL LIABILITIES	2,817,370	2,496,206

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
102,220 shares issued and outstanding at June 30, 2008;
Zero shares issued and outstanding at December 31, 2007;	102	—
Common stock, $0.001 par value: 60,000,000 shares authorized;
51,128,439 shares issued and outstanding at June 30, 2008;
39,545,104 shares issued and outstanding at December 31, 2007;	51,128	39,545
Paid-in capital	15,906,812	6,243,079
Accumulated deficit	(8,826,699)	(7,867,386)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,131,343	(1,584,762)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,948,713	$911,444

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUE
Sales	$50,516	$77,276	126,664	202,615

Total revenue	50,516	77,276	126,664	202,615

OPERATING EXPENSES
Cost of sales	637	32,317	16,846	73,180
Selling, general and administrative expenses	477,789	799,271	856,883	1,578,577

Total operating expenses	478,426	831,588	873,729	1,651,757

Operating loss	(427,910)	(754,312)	(747,065)	(1,449,142)

Loss on Abandonment	—	—	130,317	—
Interest expense	40,557	83,062	80,331	108,599

LOSS BEFORE INCOME TAXES	(468,467)	(837,374)	(957,713)	(1,557,741)

PROVISION FOR INCOME TAXES	—	—	1,600	1,600

NET LOSS	$(468,467)	$(837,374)	$(959,313)	$(1,559,341)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,614,701	38,197,244	44,854,628	37,720,770

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.

Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(959,313)	$(1,559,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	130,317	—
Depreciation	23,457	42,789
Amortization of licenses	54,297	72,422
Amortization of debt discount	19,370	69,369
Stock-based compensation to employees and directors	96,919	819,901
Changes in operating assets and liabilities:
Accounts receivable	36,299	(52,557)
Inventories	15,436	3,959
Other current assets	—	(1,850)
Accounts payable and accrued liabilities	219,794	111,816

Net cash used in operating activities	(363,424)	(493,492)

Cash flows from investing activities:
Purchases of licenses and developed content	—	(12,000)

Net cash used in investing activities	—	(12,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	347,500	215,000
Proceeds from issuance of preferred stock	31,200
Proceeds from related party note	82,000	303,000

Net cash provided by financing activities	460,700	518,000

Net increase (decrease) in cash and cash equivalents	97,276	12,508

Cash and cash equivalents at beginning of period	5,600	3,350

Cash and cash equivalents at end of period	$102,876	$15,858

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$1,600	$—

Non-cash investing and financing activity:

Beneficial conversion feature	$—	$50,000
Acquisition of intangible assets for stock	$9,199,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2008

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

Youth Media (BVI) Limited (“YM BVI”), a company organized under the laws of the British Virgin Islands and a wholly-owned subsidiary of the Company, was formed on May 8, 2008 by the Company.

Youth Media (Hong Kong) Limited (“YMHK”), a company organized under the laws of Hong Kong on May 19, 2008 and a wholly-owned subsidiary of YM BVI, was recently formed by the Company to take advantage of its recently announced plans to shift its business to aggregation and distribution of international content for Internet consumption in China.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment. The licensing transaction was part of an initiative to focus a significant amount of the Company's available resources to building and launching a large scale, advertising supported Internet media portal in China.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Youth Media (Hong Kong) Limited and Rebel Crew Films.  All significant intercompany accounts and transactions have been eliminated in consolidation.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2008

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At June 30, 2008 the Company had an accumulated deficit of $8.8 million and a working capital deficit of $2 million, which includes a deferred revenue balance of $70,000, as discussed below.  During the six months ended June 30, 2008, the Company incurred a loss of $960,000.  During the six months ended June 30, 2008, the Company primarily relied upon debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively seeking sources of additional financing in order to maintain and potentially expand the Company's operations and to fund its debt repayment obligations.  There can be no assurance that the Company will be able to obtain such additional funding on terms acceptable to the Company, if at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of June 30, 2008 to purchase 7,143,333 and 550,000 shares of common stock, respectively, and 500,000 shares issuable upon conversion of an outstanding convertible note were not included in the computation of diluted net loss per common share for the six months ended June 30, 2008, as their inclusion would have been antidilutive.

4.  INTANGIBLE ASSETS

On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (New China Media, YGP and TWK collectively referred to as "Content Providers") that provided for the issuance of 16,200 shares, 3,000 shares and 12,000 shares of the Company’s Series A Convertible Preferred Stock (see Note 9), that are convertible to 16,200,000, 3,000,000 and 12,000,000 shares of the Company’s common stock, respectively, in consideration for the license to certain content by the Content Providers.  The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock.  The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years.  The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

On June 10, 2008, the Company’s  subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) that provided for the issuance of an aggregate of 71,020 shares of the Company’s Series A Convertible Preferred Stock that are convertible to 71,200,000 shares of the Company common stock to three designees of CYN in consideration for, and in addition to any other right that is granted by CYN and CYI to YMHK under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the Campus Network and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  The Cooperation Agreement was valued at $6,391,800 based on the fair value of the associated underlying shares of the Company’s common stock.  The Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years.  The Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2008

5.  ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30, 2008	December 31, 2007
Obligations on license agreements	$47,595	$47,595
Accrued salaries	435,000	353,182
Accrued interest	188,375	127,414
Other	107,359	47,410
Total Accrued Liabilities	$778,329	$575,601

6.  CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

As the effective conversion price of the note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $194,000 based on the intrinsic value of the beneficial conversion feature of the note.  The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt.  During the six months ended June 30, 2008 and 2007, interest expense of $9,700 has been recorded from the debt discount amortization, and as of June 30, 2008, the remaining debt discount balance attributable to the beneficial conversion feature was $97,000.

7.  NOTE PAYABLE - RELATED PARTY

From January 1, 2008 through June 30, 2008, Mr. Rifkin loaned the Company $82,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent. At June 30, 2008, the total amount loaned to the Company by Mr. Rifkin totaled $1,150,000.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2008

8.  STOCK BASED COMPENSATION

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

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	7,856,667	7,143,333	$0.73	7.95
Grants	—	—
Cancellations	—	—

June 30, 2008	7,856,667	7,143,333	$0.73	7.45	$—

Options exercisable at:
December 31, 2007		3,941,667	$0.78	8.10	$—
June 30, 2008		3,941,667	$0.78	7.57	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  There have not been any options exercised during the six months ended June 30, 2008 or year ended December 31, 2007.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  For options granted during the six months ended June 30, 2008, the following assumptions were used: volatility 146%; expected life 4.44 years; risk-free interest rate 4.50%; dividend yield 0%.

During the six months ended June 30, 2008 and 2007 stock-based compensation totaling $97,000 and $820,000, respectively, was recorded by the Company.

DIGICORP, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2008

9.  EQUITY TRANSACTIONS

Common Stock

During the quarter ending June 30, 2008, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the accredited investors an aggregate of 1,583,335 shares of its common stock.  These issuances resulted in aggregate gross proceeds to the Company of $47,500. For the six months ended June 30, 2008 the Company issued and sold to accredited investors an aggregate of 11,583,335 shares of its common stock and resulted in aggregate gross proceeds to the Company of $347,500.

Preferred Stock

On May 23, 2008, the Company filed with the State of Delaware a Certificate of Designation authorizing its Series A Convertible Preferred Stock consisting of 500,000 shares, each of $0.001 par value and convertible into shares of Common Stock at a rate of one thousand (1,000) shares of Common Stock for every one share of Series A Convertible Preferred Stock at the option of the holder at any time subsequent to the filing of an amendment to the Company’s certificate of incorporation with the Secretary of State of the State of Delaware whereby the authorized Common Stock is increased to a minimum of 200,000,000 shares. In addition, the Series A Convertible Preferred Stock (i) has no voting rights prior to conversion except as otherwise provided under Delaware law, (ii) has no mandatory or optional redemption rights, (iii) has no preemptive rights, and (iv) shall pay cash dividends only in the event cash dividends have been declared on the Company’s Common Stock.

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).  In conjunction with Cooperation Agreement, on June 10, 2008, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.  The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

10.  WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.  No warrants, other than warrants that were issued pursuant to the 2005 Plan, were issued by the Company during the six months ended June 30, 2008.

The following table summarizes information about common stock warrants outstanding at June 30, 2008:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - 0.25	250,000	2.75	$0.145	250,000	$0.145
$ 0.50 - 0.75	300,000	2.50	0.65	300,000	0.65
$ 0.10 - 0.75	550,000	2.36	$0.42	550,000	$0.42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Organizational History

Digicorp, Inc.  (referred to herein as the "Company," "we," "us," and "our") was incorporated on July 19, 1983 under the laws of the State of Utah under the name of Digicorp. On February 22, 2007, we changed the Company's domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

China Youth League Network (CYLN)

On November 23, 2007, we executed a letter of intent (LOI) with the Chinese government body China Youth Net (CYN) and China based Internet company WKC to build, launch and operate a large scale, advertising supported Internet media portal in China. The LOI provides for the new venture to retain the exclusive rights to serve international content via a peer-to-peer portal to China's student population of more than 70 million young people, ranging from eighth grade through university.  Under the auspices of CYN, the new portal will comply with recent regulations instituted by the Chinese government that restrict online video sites.  Under this new policy, websites that provide video programming or allow users to upload video must obtain government permits, and applicants must be either state-owned or state-controlled companies.  The letter of intent contemplates the raising of certain financing for the new venture.  At this stage, no funding has been committed and there can be no assurances that funding will be secured.  In addition, should the parties fail to execute a definitive agreement within one year, the letter of intent will terminate unless extended by the parties.

On June 2, 2008, we entered into a Content License Agreement with New China Media, LLC, YGP, LLC and TWK Holdings, LLC (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for the assignment by the Content Providers and the assumption by us of certain rights of the Content Providers for the territory of the People’s Republic of China ("PRC") to use, transmit and publicly display via the internet certain content.

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN. In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.

ViraCast

ViraCast is a suite of patent pending applications and services that allow for the enterprise workflow management, processing, distribution and control of content for next generation devices and emerging content delivery platforms.  Our proprietary ViraCast technology provides content producers, advertisers, and marketers new revenue models built around these emerging platforms with enhanced user data, reporting, and accountability. Our strategy for ViraCast is to pinpoint unexploited and unrealized market opportunities that emerge from the evolving media and advertising landscapes and build solutions around them.  In particular, the company is focusing on new markets that arise from the following sources:

•	Peer-to-peer Distribution - the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers;

•	Online Advertising;

•	Viral Marketing - marketing and advertising techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes.

We will work with content developers, entertainment companies, advertising agencies, music talent, labels, representatives, distributors, as well as software and engineering companies to address the needs and requirements of the next generation of ad supported and paid content delivery technologies.

PerreoRadio.com

PerreoRadio.com is a website targeted to the young, urban Latino demographic in both the United States and internationally offering online radio shows, podcasts, music, and music videos from some of the top DJ's in the Reggaeton genre from the United States, Latin America, and the Caribbean.  Currently, we operate in five markets: San Francisco, Los Angeles, Chicago, Boston and New York City.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company that was organized under the laws of the State of California.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment.  Pursuant to the agreement, Westlake has taken over sales, production and all physical distribution of our library, while we will continue to manage digital distribution and advertising rights.  Westlake will distribute existing inventory for a fee and will distribute new product on a revenue share basis.  The licensing transaction was part of an initiative to focus a significant amount of the Company's available resources to building and launching a large scale, advertising supported Internet media portal in China.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The Company has not yet determined the effect, if any, that SFAS 162 will have on its consolidated financial statements.

Results of Operations

Revenues

Revenue for the Three Months ended June 30, 2008 was $50,000 as compared to the three months ended June 30, 2007 in which we generated revenues of $77,000.  During the three months ended June 30, 2008 revenue generated was from the direct sales of our home video content.  The decrease in sales revenue during the three months ended June 30, 2008 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China as well as the license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Revenue for the Six Months ended June 30, 2008 was $127,000 as compared to the six months ended June 30, 2007 in which we generated revenues of $203,000. During the six months ended June 30, 2008 we generated approximately $76,000 less in revenues as compared to the six months ended June 30, 2007 primarily as a result of the Company’s new plans of focusing a majority of the Company’s available resources to building and launching a large scale, advertising supported Internet media portal in China. We expect that during the next twelve months, as the Company expands its activities in China that revenue generated from sales of our home video library will significantly decrease in comparison to previous periods.

Operating Expenses

Operating expenses were $478,000 and $832,000 during the three months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008 and 2007, operating expenses were $874,000 and $1,652,000, respectively. The significant components in the decrease in operating expenses during the three months ended June 30, 2008 and during the six months ended June 30, 2008 were comprised of decreases in stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors, decreases in employee salaries expense, and in the cost of sales as a result of the license and distribution agreement with Westlake Entertainment, Inc.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased to $48,000 during three months ended June 30, 2008 from $395,000 during the three months ended June 30, 2007. During the six months ended June 30, 2008 and 2007 stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors was $97,000 and $820,000, respectively. The decrease in stock based compensation expense from grants of nonqualified stock options during both aforementioned periods resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease of approximately $38,000. During the three months ended June 30, 2008 and 2007, salaries and employee benefits, excluding stock based compensation expense was $116,000 and $154,000, respectively.  During the six months ended June 30, 2008 and 2007 salaries and employees benefits, excluding stock based compensation expense was $240,000 and $275,000, respectively. These reductions in costs reflect a shift in our strategy from revenue generated primarily through the direct sales of licensed film content, which requires a large sales force, to a strategy whereby the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. that effectively transferred all day-to-day operations related to our home video library to Westlake Entertainment, Inc.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses.  Professional fees were approximately $71,000 more during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and $60,000 more during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The increase in professional fees are in part due to significant increases in amounts paid in legal fees that were partially offset by decreases in accounting fees paid for auditing and SEC filing requirement services.

Accounting Fees for the three months ended June 30, 2008 and 2007 were $23,000 and $57,000, respectively. Accounting fees for the six months ended June 30, 2008 were $46,000 which represents a significant decrease of approximately $57,000 from the six months ended June 30, 2007 where fees paid for Accounting services related to Auditing and SEC filing requirements were $103,000. The significant decreases in accounting fees paid primarily resulted from a decrease in fees related to the Company’s yearly audit for the year ended 2007 as compared to the year ended 2006.

Legal expense increased by approximately $52,000 during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.   During the three months ended June 30, 2008 and 2007 legal fees were $82,000 and $30,000, respectively.  Legal expense for the six months ended June 30, 2008 and 2007 were $82,000 and $35,000, respectively. The increase in legal fees paid is attributed primarily to the development of contracts and review of major company transactions, including fees paid for patent and trademark filing.

Consulting fees increased by $53,000 during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  For the three months ended June 30, 2008 consulting fees were $58,000 of which the majority of the expense was related to sales. During the six months ended June 30, 2008 and 2007 consulting fees were $84,000 and $15,000 of which the majority of the expense was related to sales.

General and administrative expense increased by approximately $14,000 during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and is attributed to the change in strategy of the Company to focus on developing an Internet media portal in China and also as a result in the license and distribution agreement with Westlake Entertainment, Inc. that enable the Company to decrease day-to-day overhead costs.  During the three months ended June 30, 2008 and 2007 general and administrative expense was $69,000 and $55,000, respectively. For the six months ended June 30, 2008 and 2007 general and administrative expense were $134,000 and $116,000, respectively and as noted above the slight increase is primarily a result of the Company’s plans to focus on developing and Internet media portal in China.

Net Loss

For the three months ended June 30, 2008 and 2007 the Company had a net loss of approximately $468,000 and $837,000, respectively.  For the six months ended June 30, 2008 the Company had a net loss of $959,000 which represents a significant change from the six months ended June 30, 2007 where the Company recorded a net loss of $1,560,000. The Company reduced its operating expenses by a significant amount during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  During 2007 and continuing into the first two quarters 2008, the Company has pursued strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce that subsequently resulted in the cancellations of nonqualified stock options to employees no longer with the Company, increasing the efficiency of the Company's developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $41,000 for the three months ended June 30, 2008 and $80,000 for the six months ended June 30, 2008. This represents an increase of approximately $8,000 of interest expense related to the financing of capital during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and an increase of approximately $22,000 of interest expense related to the financing of capital during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from current operations and cash from financing activities.  As of June 30, 2008, our cash and cash equivalents were $103,000.  We had a working capital deficit of approximately $2 million at June 30, 2008 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.   There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $9,949,000 at June 30, 2008 versus $883,000 at June 30, 2007.   The change in total assets is primarily attributable to several major transactions conducted by the Company resulting in a significant increase in Intangible Assets during the three months ended June 30, 2008. See Intangible Assets note below for a full description of the transactions.

Accounts receivable increased by $157,000 during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  The increase in accounts receivable resulted primarily from the change in Company sales strategy from small local retailers to large national retailers during the fiscal year 2007.  The sales transaction settlement terms associated with small retailers typically is ‘Cash On Delivery’ while the settlement terms of national retailers is thirty to sixty days.  In conjunction with the change in sales strategy away from smaller retailers to larger nationwide retailers was an associated shift in settlement terms from COD to thirty to sixty days that subsequently led to an increased accounts receivable.

DVD sales decreased significantly during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease reflects the Company’s plans to shift its business to the aggregation and distribution of content for Internet consumption in China.

Intangible Assets for the three months ended June 30, 2008 and 2007 was $9,540,000 and $467,000, respectively. This significant increase of approximately $9,073,000 in the Company’s intangible assets was almost exclusively as a result of the capitalization of a Content License Agreement and a Cooperation Agreement entered into by the Company as described below. Furthermore, the significant increase in intangible assets was slightly offset by the increase in the amortization expense of our licensed content.

Content License Agreement - On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China ("PRC") to use, transmit and publicly display via the internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. The capitalization of the Content License Agreement resulted in an increase in intangible assets of $2,808,000 during the three months ended June 30, 2008. See Note 4 to the financial statements.

Cooperation Agreement - On June 10, 2008, Digicorp, Inc.'s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).    Pursuant to the Cooperation Agreement, CYN and CYI on the one side and YMHK on the other side have agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions, under the auspices of CYN. CYN has agreed, by itself or through CYI or any other affiliate, to launch a Mobile Campus Network for distribution of student-targeted video-audio contents via mobile network as soon as practicable after the signing of the Content Agreement, and upon the launch of such Mobile Campus Network, CYN, CYI, and YMHK will expand their cooperation under the Cooperation Agreement to such Mobile Campus Network.  In addition to any other right that is granted by CYN and CYI to YMHK under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the Campus Network and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  In conjunction with Cooperation Agreement, on June 10, 2008, Digicorp issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN. The capitalization of the Cooperation Agreement resulted in an increase in intangible assets of $6,391,800 during the three months ended June 30, 2008. See Note 4 to the financial statements.

During the three months ended June 30, 2008 and 2007 the accumulated amortization expense related to our licensed content was $497,000 and $370,000, respectively.

Property and Equipment decreased primarily from the non-recurring expense related to a loss on abandonment during the first quarter 2008 of our iCodeMedia and ITunesBucks assets.  During the first quarter 2008, management determined that the Company would no longer develop the iCodemedia Assets and, accordingly, $41,650 was charged to operations in the period as a non-recurring loss on abandonment.  During the first quarter 2008, management determined that the Company would no longer develop the ITunesBucks Assets and, accordingly, $88,667 was charged to operations in the period as a non-recurring loss on abandonment.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

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

Item 4T.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).   Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, we sold a total of 1,583,335 shares of our common stock at $0.03 per share to six investors for an aggregate purchase price of $47,500 in cash.  The purchasers are "accredited investors" as such term is defined in Rule 501 of Regulation D.  The purchasers represented that they acquired the shares for investment purposes.  Restrictive legends were placed on the certificates issued to the purchasers.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

On June 2, 2008, the Company sold 16,200 shares, 3,000 shares and 12,000 shares of its Series A Convertible Preferred Stock to YGP, LLC, New China Media LLC and TWK Holdings, LLC for $16,200, $3,000 and $12,000, respectively. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2008, in conjunction with a Cooperation Agreement entered into with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”), the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.   The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

See Part II, Item 2 for information on the sale during the second quarter of 2008 of a total of 1,583,335 shares of our common stock to several accredited investors for an aggregate purchase price of $47,500.

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

DIGICORP, INC.

Date: August 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: August 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer