Form 10-Q
period 2008-09-30
China Youth Media, Inc.
filed 2008-11-19
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2008

COMMISSION FILE NUMBER 000-33067

CHINA YOUTH MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	87-0398271 (I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Unit B, Marina Del Rey, CA 90292
(Address of principal executive offices)

Registrant's telephone number, including area code:  (310) 728-1450

Digicorp, Inc.
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

Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 23, 2008, the issuer had 52,628,439 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.
Consolidated Balance Sheet

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

CURRENT ASSETS

Cash and cash equivalents	$180,561	$5,600
Accounts receivable, net	281,435	304,841
Inventories	—	15,436
Other current assets	112,500	19,865

TOTAL CURRENT ASSETS	574,496	345,742

Property and equipment, net	15,069	170,767
Intangible assets, net	8,961,238	394,935
Other Assets	125,731	—

TOTAL ASSETS	$9,676,534	$911,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$324,981	$342,842
Accrued liabilities	651,895	575,601
Note payable - related party	5,000	1,068,000
Deferred revenue	69,672	69,672

TOTAL CURRENT LIABILITIES	1,051,548	2,056,115

LONG TERM LIABILITIES

Convertible notes payable - related party	2,148,543	556,307
Convertible note payable	250,000	—
Debt discount - beneficial conversion feature	—	(116,216)

TOTAL LONG TERM LIABILITIES	2,398,543	440,091

TOTAL LIABILITIES	3,450,091	2,496,206

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 1,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
102,220 shares issued and outstanding at September 30, 2008;
Zero shares issued and outstanding at December 31, 2007;	102	—
Common stock, $0.001 par value: 60,000,000 shares authorized;
53,063,228 shares issued and outstanding at September 30, 2008;
39,545,104 shares issued and outstanding at December 31, 2007;	52,628	39,545
Paid-in capital	16,196,423	6,243,079
Accumulated deficit	(10,022,710)	(7,867,386)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,226,443	(1,584,762)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,676,534	$911,444

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
REVENUE
Sales	$28,144	$143,919	$106,753	$346,534

Total revenue	28,144	143,919	106,753	346,534

OPERATING EXPENSES
Cost of sales	260	32,298	17,106	105,479
Selling, general and administrative expenses	1,024,632	494,647	1,881,514	2,073,223

Total operating expenses	1,024,892	526,945	1,898,620	2,178,702

Operating loss	(996,748)	(383,026)	(1,791,867)	(1,832,168)

Other Income (expense)
Interest expense	(250,004)	(34,295)	(330,280)	(142,894)
Rental Income	50,741	—	98,741	—
Total other income (expense)	(199,263)	(34,295.00)	(231,539)	(142,894.00)

Loss on Abandonment	—	—	130,317	—

LOSS BEFORE INCOME TAXES	(1,196,011)	(417,321)	(2,153,723)	(1,975,062)

PROVISION FOR INCOME TAXES	—	—	1,600	1,600

NET LOSS	$(1,196,011)	$(417,321)	$(2,155,323)	$(1,976,662)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,454,526	39,277,655	47,070,652	38,245,435

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,155,323)	$(1,976,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	130,317	—
Depreciation	25,382	64,322
Amortization of licenses	642,872	108,634
Amortization of debt discount	234,798	29,054
Stock-based compensation to employees and directors	134,446	962,143
Changes in operating assets and liabilities:
Accounts receivable	23,406	(119,510)
Inventories	15,436	4,650
Other assets	(2,741)	(1,729)
Accounts payable and accrued liabilities	345,668	204,962

Net cash used in operating activities	(605,739)	(724,136)

Cash flows from investing activities:
Purchases of licenses and developed content		(12,000)
Purchases of property and equipment	—	(2,767)

Net cash used in investingactivities	—	(14,767)

Cash flows from financing activities:
Proceeds from issuance of common stock	347,500	270,610
Proceeds from issuance of preferred stock	31,200
Proceeds from issuance of convertible notes	250,000	—
Proceeds from issuance of convertible note related party	152,000	—

Net cash provided by financing activities	780,700	270,610

Net increase (decrease) in cash and cash equivalents	174,961	(468,293)

Cash and cash equivalents at beginning of period	5,600	3,350

Cash and cash equivalents at end of period	$180,561	$(464,943)

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$1,600	$1,600

Non-cash investing and financing activity:

Beneficial conversion feature	$118,583	$50,000
Acquisition of intangible assets for stock	$9,199,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

1.  DESCRIPTION OF BUSINESS

China Youth Media, Inc. ("the Company") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp.   On July 1, 1995, the Company became a development stage enterprise as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, when it sold its assets and changed its business plan.  On December 29, 2005, the Company ceased being a development stage enterprise when it acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew Films"), pursuant to a reverse merger transaction (see note 3).

Pursuant to shareholder approval, which was obtained at our annual meeting of stockholders held July 14, 2006, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which  took effect as of October 16, 2008, the Company's name has been changed from "Digicorp, Inc." to "China Youth Media, Inc." (the "Corporate Name Change").     The Corporate Name Change was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent.

As a result of the Corporate Name Change, our stock symbol changed to "CHYU" with the opening of trading on October 16, 2008 on the OTCBB.

Youth Media (BVI) Limited ("YM BVI"), a company organized under the laws of the British Virgin Islands and a wholly-owned subsidiary of the Company, was formed on May 8, 2008 by the Company.

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008 and a wholly-owned subsidiary of YM BVI, was recently formed by the Company to take advantage of its recently announced plans to shift its business to aggregation and distribution of international content for Internet consumption in China.

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

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2008 the Company had an accumulated deficit of $9.9 million and a working capital deficit of $477,000, which includes a deferred revenue balance of $70,000, as discussed below.  During the nine months ended September 30, 2008, the Company incurred a loss of $1.1 million.  During the nine months ended September 30, 2008, the Company primarily relied upon debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively seeking sources of additional financing in order to maintain and potentially expand the Company's operations and to fund its debt repayment obligations.  There can be no assurance that the Company will be able to obtain such additional funding on terms acceptable to the Company, if at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Options and warrants issued pursuant to our Stock Option Plan and warrants that were issued outside our Stock Option Plan which were outstanding as of September 30, 2008 to purchase 6,983,333 and 1,950,000 shares of common stock, respectively, were not included in the computation of diluted net loss per common share for the nine months ended September 30, 2008, as their inclusion would have been antidilutive.

4. OTHER CURRENT ASSETS

On September 1, 2008 the Company entered into an Consulting Agreement ("Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

5.  INTANGIBLE ASSETS

On June 2, 2008, the Company entered into a Content License Agreement (the "Content License Agreement") with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (New China Media, YGP and TWK collectively referred to as "Content Providers") that provided for the issuance of 16,200 shares, 3,000 shares and 12,000 shares of the Company's Series A Convertible Preferred Stock (see Note 9), that are convertible to 16,200,000, 3,000,000 and 12,000,000 shares of the Company's common stock, respectively, in consideration for the license to certain content by the Content Providers.  The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company's common stock.  The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years.  The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

On June 10, 2008, the Company's  subsidiary, Youth Media (Hong Kong) Limited ("YMHK"), entered into a Cooperation Agreement (the "Cooperation Agreement") with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") that provided for the issuance of an aggregate of 71,020 shares of the Company's Series A Convertible Preferred Stock that are convertible to 71,200,000 shares of the Company common stock to three designees of CYN in consideration for, and in addition to any other right that is granted by CYN and CYI to YMHK under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the Campus Network and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  The Cooperation Agreement was valued at $6,391,800 based on the fair value of the associated underlying shares of the Company's common stock.  The Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years.  The Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

6. Other Assets

See Note 4. Other Current Assets.

7.  ACCRUED LIABILITIES

Accrued liabilities at September 30, 2008 and December 31, 2007 are comprised of the following:

	September 30, 2008	December 31, 2007
Obligations on license agreements	$47,595	$47,595
Accrued salaries	288,750	353,182
Accrued interest	33,241	127,414
Accrued Professional Fees	90,000	—
Other	192,309	47,410
Total Accrued Liabilities	$651,895	$575,601

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

8.  NOTE PAYABLE - RELATED PARTY

See Note 9. Convertible Note Payable - Related Party, for a discussion related to the Loan Consolidation and Amendment to Security Agreement entered into by the Company, on the one hand, and Jay Rifkin, the Company's President and Chief Executive Officer, and Rebel Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member, on the other hand.

Other notes payable - related party for the nine months ended September 30, 2008 include a note payable from July 13, 2006 due to William Horne, a director of the Company who previously served as the Company's Chief Financial Officer, who loaned the Company $5,000 and received in consideration a demand promissory note at a rate equal to the prime rate from the effective date of the note until the date of payment in full.

9.  CONVERTIBLE NOTES PAYABLE - RELATED PARTY

On September 10, 2008, the Company, on the one hand, and Jay Rifkin, the Company's President and Chief Executive Officer, and Rebel Holdings, LLC ("Rebel Holdings"), of which Mr. Rifkin is the sole managing member, on the other hand, entered into a Loan Consolidation and Amendment to Security Agreement (the "Loan Consolidation Agreement") effective as of July 1, 2008 pursuant to which the parties agreed to consolidate various outstanding loans made to the Company by Jay Rifkin and Rebel Holdings (some of which are due and payable on demand), and other amounts incurred by or due to Mr. Rifkin, in each case through June 30, 2008, into one convertible promissory note payable to Rebel Holdings in the principal amount of $2,078,047 which shall be due and payable in two years with interest at the prime rate (the "Consolidated Note"). The Consolidated Noted principal amount of $2,078,047 is comprised of a $556,307 secured convertible note owed to Rebel Holdings (the "Rebel Holdings Note") that accrued simple interest at the rate of 4.5% in connection with the acquisition of Rebel Crew Films on December 29, 2005, where the Company entered into a Securities Purchase Agreement with Rebel Holdings, pursuant to which the Company purchased a $556,307 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings; $1,063,000 and $82,000 from December 2005 to December 2007 and from January 15, 2008 to February 15, 2008, respectively, which Mr. Rifkin loaned to the Company; and $376,740 in other accrued amounts owed to Mr. Rifkin. The Consolidated Note provides that the principal amount thereof shall at the option of Rebel Holdings be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company's Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. In addition, in the event the Company raises at least $2 million in equity capital (net of underwriting discounts and commissions) during any successive six month period, then the outstanding principal amount of the Consolidated Note shall be converted automatically into shares of Common Stock at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.10 per share of Common Stock, or (ii) the then current offering terms for the offering of the Company which has triggered the automatic conversion. Subsequent to the quarter ended September 30, 2008, and pursuant to a notice of conversion provided within 45 days of September 10, 2008 as provided in the Consolidated Note, Rebel Holdings has agreed to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of Common Stock at $0.03 per share.

Insofar that the conversion price pursuant to the terms of the Consolidated Note of $0.03 per share of Common Stock was the offering price of the Company's Common Stock in its most recently completed equity financing transaction prior to the date of the Loan Consolidation Agreement, in accordance with EITF 98-5, Accounting for convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, it in effect represents the fair market value of the underlying common stock associated with the Consolidated Note, as such, no difference between the conversion price of the Consolidated Note and the fair market value of the underlying common stock exists, no intrinsic value to the conversion feature of the Consolidated Note exists and, accordingly, no debt discount associated with the conversion feature of the Consolidated Note exists.

Debt Discount attributable to the beneficial conversion feature of the Rebel Holdings Note remaining at the effective date of the Consolidated Note, July 1, 2008, was $96,847. As the effective conversion price of the Rebel Holdings Note on the date of issuance was below the fair market value of the underlying common stock, in accordance with EITF 98-5, Accounting for convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded debt discount in the amount of $193,694 based on the intrinsic value of the beneficial conversion feature of the Rebel Holdings Note and it was amortized as a non-cash interest expense over the 60-month term of the note.   As noted above, the Rebel Holdings Note pursuant to the terms of the Loan Consolidation Agreement was consolidated into the Consolidated Note, consequently, effective as of the date of the Consolidated Note, July 1, 2008, the debt discount attributable to the beneficial conversion feature of the Rebel Holdings Note was no longer amortized over the original period of 60 months and the carrying value of the debt discount, $96,847, was fully expensed as a non-recurring non-cash interest expense.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

Other convertible notes payable - related party — On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. ("Mojo Music"), of which Jay Rifkin, the Company's President and Chief Executive Officer, is the sole managing member, in which the Company sold 1.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share subject to the Company's filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. As of the current reporting date, $70,000 of the $150,000 principal amount had been remitted to the Company. The outstanding balance of $80,000 was remitted to the Company on October 10, 2008. See Note 14 Subsequent Events. The subscription agreement with Mojo Music provided the Company with $150,000 in gross proceeds. Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. See Note 13 Warrants.

The effective conversion price of the Mojo Music Note on the date of issuance was below the fair market value of the underlying common stock, in accordance with EITF 98-5, Accounting for convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded debt discount in the amount of $5,900 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Note. Furthermore, pursuant to the terms of the Convertible Promissory Note the holder of the Note may at any time prior to maturity convert any unpaid principal balance along with accrued but unpaid interest into shares of the Company's Common Stock, accordingly, the Company recorded the entire Debt Discount associated with the Mojo Music Note as a non-cash non-recurring interest expense.

10.  CONVERTIBLE NOTE PAYABLE

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC. ("YGP, LLC."), pursuant to which the Company sold 2.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note (the "YGP, LLC Note") due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share subject to the Company's filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YGP, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants. See Note 13 Warrants.

The effective conversion price of the YGP, LLC Note on the date of issuance was below the fair market value of the underlying common stock, in accordance with EITF 98-5, Accounting for convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded debt discount in the amount of $112,667 based on the intrinsic value of the beneficial conversion feature of the YGP, LLC Note. Furthermore, pursuant to the terms of the Convertible Promissory Note the holder of the Note may at any time prior to maturity convert any unpaid principal balance along with accrued but unpaid interest into shares of the Company's Common Stock, as such, the Company recorded the entire Debt Discount associated with the YGP, LLC Note as a non-cash non-recurring interest expense.

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

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

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

A summary of stock option activity for the nine months ended September 30, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	7,856,667	7,143,333	$0.73	7.95
Grants	—	—
Cancellations	160,000	(160,000)

September 30, 2008	8,016,667	6,983,333	$0.75	7.16	$—

Options exercisable at:
December 31, 2007		3,941,667	$0.78	8.10	$—
September 30, 2008		4,652,083	$0.80	7.01	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  There have not been any options exercised during the nine months ended September 30, 2008 or year ended December 31, 2007.

All outstanding stock-based compensation awards were granted by the Company at the per share fair market value on the grant date.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

During the nine months ended September 30, 2008 and 2007 stock-based compensation totaling $134,000 and $962,000, respectively, was recorded by the Company.

12.  EQUITY TRANSACTIONS

Capitalization Amendment

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008, the number of our authorized shares of Common Stock, par value $.001 per share, of the Company has been increased from 60,000,000 to 500,000,000 and the number of our authorized shares of Preferred Stock, par value $.001 per share, has been increased from 1,000,000 to 2,000,000 (the "Capitalization Amendment"). The Capitalization Amendment was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

Common Stock

During the quarter ending September 30, 2008 the Company issued 1.5 million shares to American Capital Ventures, Inc. ("ACV, Inc.") pursuant to the terms of a Consulting Agreement entered into by the Company on September 1, 2008. ACV, Inc. will provide the Company with investor relations consulting services for a period of two years. In consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares were issued and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.

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

Preferred Stock

On May 23, 2008, the Company filed with the State of Delaware a Certificate of Designation authorizing its Series A Convertible Preferred Stock consisting of 500,000 shares, each of $0.001 par value and convertible into shares of Common Stock at a rate of one thousand (1,000) shares of Common Stock for every one share of Series A Convertible Preferred Stock at the option of the holder at any time subsequent to the filing of an amendment to the Company's certificate of incorporation with the Secretary of State of the State of Delaware whereby the authorized Common Stock is increased to a minimum of 200,000,000 shares. In addition, the Series A Convertible Preferred Stock (i) has no voting rights prior to conversion except as otherwise provided under Delaware law, (ii) has no mandatory or optional redemption rights, (iii) has no preemptive rights, and (iv) shall pay cash dividends only in the event cash dividends have been declared on the Company's Common Stock.

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People's Republic of China to use, transmit and publicly display via the internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2008, the Company's subsidiary, Youth Media (Hong Kong) Limited ("YMHK"), entered into a Cooperation Agreement (the "Cooperation Agreement") with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads").  In conjunction with Cooperation Agreement, on June 10, 2008, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.  The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2008

13.  WARRANTS

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.

During the quarter ending September 30, 2008, the Company entered into a subscription agreements with Year of the Golden Pig, LLC. ("YGP, LLC.") and with Mojo Music, Inc. ("Mojo Music"), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.

The following table summarizes information about common stock warrants outstanding at September 30, 2008:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.29	$0.02	250,000	$0.02
$0.65	300,000	0.31	$0.10	300,000	$0.10
$0.09	875,000	2.20	$0.04	875,000	$0.04
$0.09	525,000	1.35	$0.02	525,000	$0.02
$0.98	1,950,000	4.15	$0.18	1,950,000	$0.18

14. SUBSEQUENT EVENTS

On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. ("Mojo Music"), in which the Company sold 1.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share. As of September 30, 2008, $70,000 of the $150,000 principal amount had been remitted to the Company. The outstanding balance of $80,000 was remitted to the Company on October 10, 2008.

See Note 9. Convertible Notes Payable – Related Party for a discussion related to the Loan Consolidation and Amendment to Security Agreement entered into by the Company, on the one hand, and Jay Rifkin, the Company's President and Chief Executive Officer, and Rebel Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member, on the other hand. Subsequent to the quarter ended September 30, 2008, and pursuant to a notice of conversion provided within 45 days of September 10, 2008 as provided in the Consolidated Note, Rebel Holdings has agreed to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of Common Stock at $0.03 per share.

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

Organizational History

China Youth Media, Inc.  (referred to herein as the "Company," "we," "us," and "our") was incorporated on July 19, 1983 under the laws of the State of Utah under the name of Digicorp. On February 22, 2007, we changed the Company's domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

The Company changed its name from "Digicorp, Inc." to "China Youth Media, Inc." (the "Corporate Name Change") pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008. The Corporate Name Change was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent. As a result of the Corporate Name Change, our stock symbol changed to "CHYU" with the opening of trading on October 16, 2008 on the OTCBB.

China Youth Net (CYN)

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

On June 2, 2008, we entered into a Content License Agreement with New China Media, LLC, YGP, LLC and TWK Holdings, LLC (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for the assignment by the Content Providers and the assumption by us of certain rights of the Content Providers for the territory of the People's Republic of China ("PRC") to use, transmit and publicly display via the internet certain content.

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited ("YMHK"), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN. In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The Company has not yet determined the effect, if any, that SFAS 162 will have on its consolidated financial statements.

Results of Operations

Quarter Revenues

Revenue for the Three Months ended September 30, 2008 was $28,000 as compared to the three months ended September 30, 2007 in which we generated revenues of $144,000.  During the three months ended September 30, 2008 revenue generated was from the sales of our home video content.  The decrease in sales revenue during the three months ended September 30, 2008 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China as well as the license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Revenue for the Nine Months ended September 30, 2008 was $107,000 as compared to the nine months ended September 30, 2007 in which we generated revenues of $347,000. During the nine months ended September 30, 2008 we generated approximately $240,000 less in revenues as compared to the nine months ended September 30, 2007 primarily as a result of the Company's new plans of focusing a majority of the Company's available resources to building and launching a large scale, advertising supported Internet media portal in China. We expect that during the next twelve months, as the Company expands its activities in China that revenue generated from sales of our home video library will significantly decrease in comparison to previous periods.

Quarter Operating Expenses

Operating expenses were $1,025,000 and $527,000 during the three months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008 and 2007, operating expenses were $1,899,000 and $2,179,000, respectively. The significant component in the increase in operating expenses during the three months ended September 30, 2008 and during the nine months ended September 30, 2008 was the non-cash expense related to the amortization of our content and license agreements.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased to $38,000 during three months ended September 30, 2008 from $142,000 during the three months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007 stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors was $134,000 and $962,000, respectively. The decrease in stock based compensation expense from grants of nonqualified stock options during both aforementioned periods resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease of approximately $25,000. During the three months ended September 30, 2008 and 2007, salaries and employee benefits, excluding stock based compensation expense was $89,000 and $114,000, respectively.  During the nine months ended September 30, 2008 and 2007 salaries and employees benefits, excluding stock based compensation expense was $284,000 and $337,000, respectively. These reductions in costs reflect a shift in our strategy from revenue generated primarily through the direct sales of licensed film content, which requires a large sales force, to a strategy whereby the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. that effectively transferred all day-to-day operations related to our home video library to Westlake Entertainment, Inc.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $70,000 more during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and $130,000 more during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  The increase in professional fees are in part due to significant increases in amounts paid in consulting and legal fees that were partially offset by decreases in accounting fees paid for auditing and SEC filing requirement services.

Amortization of Content Licenses and Cooperation Agreements. Non-cash amortization expense for the three months ends September 30, 2008 and 2007 were $579,000 and $36,000, respectively and for the nine months ended September 30, 2008 and 2007 were $633,000 and $109,000, respectively. The significant increase in amortization expense is attributed to the amortization of the Content License Agreement with New China Media, LLC, YGP, LLC ("YGP") and TWK Holdings, LLC. and the amortization of the Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd.

Accounting Fees for the three months ended September 30, 2008 and 2007 were $7,000 and $7,000, respectively. Accounting fees for the nine months ended September 30, 2008 were $53,000 which represents a significant decrease of approximately $56,000 from the nine months ended September 30, 2007 where fees paid for Accounting services related to Auditing and SEC filing requirements were $1109,000. The significant decreases in accounting fees paid primarily resulted from a decrease in fees related to the Company's quarterly reviews and yearly audit for the years ended 2008 and 2007 as compared to the year ended 2006.

Legal expense increased by approximately $13,000 during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.   During the three months ended September 30, 2008 and 2007 legal fees were $36,000 and $23,000, respectively.  Legal expense for the six months ended September 30, 2008 and 2007 were $118,000 and $56,000, respectively. The increase in legal fees paid is attributed primarily to the development of contracts and review of major company transactions, including fees paid for patent and trademark filing.

Consulting fees increased by $558,000 during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  For the three months ended September 30, 2008 consulting fees were $58,000 of which the majority of the expense was related to sales. During the nine months ended September 30, 2008 and 2007 consulting fees were $142,000 and $17,000 of which the majority of the expense was related to sales.

General and administrative expense decreased by approximately $11,000 during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and is attributed to the change in strategy of the Company to focus on developing an Internet media portal in China and away from a large sales force needed for the direct sales of our home video library. The decrease is partly a result of the license and distribution agreement with Westlake Entertainment, Inc. that enable the Company to decrease day-to-day overhead costs.  During the three months ended September 30, 2008 and 2007 general and administrative expense was $90,000 and $100,000, respectively. For the nine months ended September 30, 2008 and 2007 general and administrative expense were $224,000 and $217,000, respectively and as noted above the slight increase is primarily a result of the Company's plans to focus on developing and Internet media portal in China.

Net Loss

For the nine months ended September 30, 2008 and 2007 the Company had a net loss of approximately $2,057,000 and $1,975,000, respectively. For the three months ended September 30, 2008 the Company had a net loss of $1,099,000 which represents a significant change from the three months ended September 30, 2007 where the Company recorded a net loss of $417,000 and is in part attributed to the significant increase in non-cash amortization expense for the three months ends September 30, 2008 which was $579,000 as compared to the three months ended September 30, 2007 which was $36,000.  As noted in Note 5. Intangible Assets, the significant increase in amortization expense is attributed to the amortization of the Content License Agreement and the Cooperation Agreement. During the three months ended September 30, 2008 and 2007 the accumulated amortization expense was $1,076,000 and $406,000, respectively.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $153,000 for the three months ended September 30, 2008 and $233,000 for the nine months ended September 30, 2008. This represents an increase of approximately $119,000 of interest expense related to the financing of capital during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and an increase of approximately $91,000 of interest expense related to the financing of capital during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from current operations and cash from financing activities.  As of September 30, 2008, our cash and cash equivalents were $181,000.  We had a working capital deficit of approximately $477,000 at September 30, 2008 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, financing transactions with other parties and revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.   There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $9,676,000 at September 30, 2008 versus $911,000 at September 30, 2007.   The change in total assets is primarily attributable to several major transactions conducted by the Company resulting in a significant increase in Intangible Assets during the nine months ended September 30, 2008. See Note 5 Intangible Asset.

Accounts receivable decreased by $23,000 during the nine months ended September 30, 2008 as compared to the year ended December 31, 2007. The decrease in accounts receivable resulted primarily from the change in strategy of the Company to focus on developing an Internet media portal in China. As we continue to focus Company resources to the development of an Internet media portal in China, the Company anticipates that receivables from the sale of DVDs will continue to decline.

DVD sales decreased significantly during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease reflects the Company's plans to shift its business to the aggregation and distribution of content for Internet consumption in China.

Intangible Assets net for the three months ended September 30, 2008 and 2007 was $8,961,000 and $395,000, respectively. This significant increase in the Company's intangible assets was exclusively as a result of the capitalization of a Content License Agreement and a Cooperation Agreement entered into by the Company as described below and in Note 5 Intangible Assets. Furthermore, the significant increase in intangible assets was slightly offset by the increase in the amortization expense of our licensed content.

Content License Agreement – On June 2, 2008, the Company entered into a Content License Agreement (the "Content License Agreement") with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People's Republic of China ("PRC") to use, transmit and publicly display via the internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. The capitalization of the Content License Agreement resulted in an increase in intangible assets of $2,808,000 during the three months ended June 30, 2008. See Note 4.

Cooperation Agreement – On June 10, 2008, the Company's wholly owned subsidiary, Youth Media (Hong Kong) Limited ("YMHK"), entered into a Cooperation Agreement (the "Cooperation Agreement") with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads").    Pursuant to the Cooperation Agreement, CYN and CYI on the one side and YMHK on the other side have agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions, under the auspices of CYN. CYN has agreed, by itself or through CYI or any other affiliate, to launch a Mobile Campus Network for distribution of student-targeted video-audio contents via mobile network as soon as practicable after the signing of the Content Agreement, and upon the launch of such Mobile Campus Network, CYN, CYI, and YMHK will expand their cooperation under the Cooperation Agreement to such Mobile Campus Network.  In addition to any other right that is granted by CYN and CYI to YMHK under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the Campus Network and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  In conjunction with Cooperation Agreement, on June 10, 2008, China Youth Media issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.

During the three months ended September 30, 2008 and 2007 the accumulated amortization expense was $1,076,000 and $406,000, respectively.

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

Item 4T.Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2008 the Company issued 1.5 million shares to American Capital Ventures, Inc. ("ACV, Inc.") pursuant to the terms of a Consulting Agreement entered into by the Company on September 1, 2008.  ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares were issued and the remainder will be issued on the thirteenth month of the agreement term.  The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC. ("YGP, LLC"), pursuant to which the Company sold 2.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note (the "YGP, LLC Note") due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share subject to the Company's filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance.  The subscription agreement with YGP, LLC provided the Company with $250,000 in gross proceeds.  Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. ("Mojo Music"), of which Jay Rifkin, the Company's President and Chief Executive Officer, is the sole managing member, in which the Company sold 1.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.  As of September 30, 2008, $70,000 of the $150,000 principal amount had been remitted to the Company. The outstanding balance of $80,000 was remitted to the Company on October 10, 2008.  Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 10, 2008, holders of shares representing a majority of the voting securities of the Company gave their written consent to resolutions adopted by the Board of Directors (i) to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.001 per share, of the Company (the "Common Stock") from 60,000,000 to 500,000,000 and increase the number of authorized shares of Preferred Stock, par value $.001 per share, of the Company (the "Preferred Stock") from 1,000,000 to 2,000,000, and (ii) to amend the Certificate of Incorporation so as to change the name of the company from "Digicorp, Inc." to "China Youth Media, Inc.". Such written consents were given by Rebel Holdings, LLC, Jay Rifkin and Dennis Pelino representing an aggregate of 31,527,664 shares of Common Stock (59.9% of the then outstanding Common Stock). Under Delaware corporation law, the consent of the holders of a majority of the voting power is effective as stockholders' approval. In accordance with the requirements of the Securities Exchange Act of 1934 and Regulation 14C promulgated thereunder, an Information Statement was mailed to stockholders.

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

CHINA YOUTH MEDIA, INC.

Date: November 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: November 19, 2008	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer