Form 10-K
period 2008-12-31
China Youth Media, Inc.
filed 2009-04-13
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

COMMISSION FILE NUMBER: 000-33067

CHINA YOUTH MEDIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Marina Del Rey, CA 90292
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (310) 728-1450

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,570,775.   The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 10, 2009 was 76,078,439.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CHINA YOUTH MEDIA, INC.

TABLE OF CONTENTS

PART I

ITEM 1.          Description of Business

Overview

China Youth Media, Inc.

China Youth Media, Inc. is a China focused youth marketing and media company whose business is to deliver advertising and content to one of the most sought after and fastest growing demographics in the world.  We have secured exclusive rights from the Chinese government controlled corporation, China Youth Net, which position us to market to China’s massive student population with preferred access online, on campus and on mobile.  Our strategy is to provide advertisers and corporations with direct and centralized access to this coveted consumer group through a dedicated Intranet Television Network (ITVN) media portal called “Koobee,” campus events and advanced mobile marketing.

Koobee

The cornerstone of our China youth marketing strategy is a large scale, advertising supported ITVN media portal called Koobee.  Koobee is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a highly targeted demographic in the world’s fastest growing broadband market.  Built on the existing broadband infrastructure connecting colleges and universities throughout China, Koobee is initially targeting campus-based college students in China, estimated to total more than 30 million.  The student population in China is a valuable but difficult to reach consumer group.  With almost no television sets on college campuses, Koobee will deliver a compelling solution for advertisers and corporations to reach the most active online community in China and a key segment of the world’s largest youth market.  Almost all college students have computer access with high-speed, filtered broadband connections, and through our exclusive agreement with China Youth Net, Koobee will deliver TV-style entertainment primarily on a dedicated fiber network directly to the computers of these students.

Koobee will initially be offering a 24 hour sports channel featuring All Sports Network (ASN) content from the NFL, NHL, and Pac 10 and Big Ten games; a 24 hour music channel by BTTV, a popular youth lifestyle and music entertainment TV channel in China; a travel and leisure channel by Quest USA; and a fashion channel featuring “China’s Next Top Model,” part of the international Top Model franchise and based on the hit U.S. TV show “America’s Next Top Model.”

While Koobee will offer a range of premium international content, it will also be the first live network to be populated directly by students for students, making it a powerful tool set to promote events, ideas and interests to students throughout China.

To our advertisers, Koobee will offer multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that will help ensure that our clients realize value from inventory that until now has never been available in China.  Koobee will give advertisers the impact of TV with the return on investment of the Internet.  We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.

On Campus Events

We have a strategic partnership with Xinhua Sports & Entertainment Ltd. (Nasdaq: XSEL), a leading media group in China with a wide range of media assets that include an extensive event planning group with international brands as clients.  We will produce sponsored on-campus events throughout China and offer coordinated Internet and campus event campaigns.

Mobile

Our partner China Youth Net is in the final stages of securing our mobile video and advertising license.  Our plan is to deploy an advanced mobile media and advertising delivery system catering specifically to the youth market in China.

We are organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States, but with the development of our China ITVN media portal, we expect that a portion of our future revenues will be from other countries.  Revenue sources could be from distribution of content, advertising and licensing.

Organizational History

China Youth Media, Inc. (referred to herein as the "Company," "we," "us," and "our") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp.  On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

The Company changed its name from “Digicorp, Inc.” to “China Youth Media, Inc.” (the “Corporate Name Change”) pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008.  The Corporate Name Change was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent. As a result of the Corporate Name Change, our stock symbol changed to “CHYU” with the opening of trading on October 16, 2008 on the OTCBB.

Youth Media (BVI) Limited

On May 8, 2008, under the laws of the British Virgin Islands, the Company formed Youth Media (BVI) Limited ("YM BVI").  YM BVI is a wholly-owned subsidiary of the Company and was established to be the holding company for YMHK and YMBJ (as identified below).

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People's Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI and were formed by the Company to take advantage of its shift in business to aggregation and distribution of international content and advertising for Internet or online consumption in China.

ViraCast and Beat9.com

Our patent pending technology called ViraCast dynamically inserts and continuously updates interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  ViraCast digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.  Currently, ViraCast is available via our wholly-owned and operated website www.Beat9.com.

Our strategy for ViraCast is to pinpoint unexploited and unrealized market opportunities that emerge from the evolving media and advertising landscapes and build solutions around them.  ViraCast technology focuses on the following markets:

•	Peer-to-peer Distribution - the distribution of audio or video files over the Internet for listening or viewing on mobile devices and personal computers;
•	Online Advertising;
•	Viral Marketing - marketing and advertising techniques that use pre-existing social networks to produce increases in brand awareness through self-replicating viral processes.

PerreoRadio.com

PerreoRadio.com is a Latino based community website targeted to the young, urban Latino demographic in both the United States and internationally, offering online radio shows, podcasts, music, and music videos from some of the top DJ’s in the Reggaeton genre from the United States, Latin America, and the Caribbean. On February 7, 2006, we entered into an asset purchase agreement pursuant to which we purchased the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "Assets"): PerreoRadio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company. Rebel Crew Films was organized under the laws of the State of California on August 7, 2002 to distribute Latino home entertainment products. Rebel Crew Films distributed Spanish language films and served wholesale, retail, catalog, and e-commerce accounts. Rebel Crew Film’s titles are sold at major retail outlets across the United States of America and Canada.

In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment, Inc. The agreement with Westlake Entertainment allowed the Company to increase its national exposure through existing Westlake Entertainment sales channels while maintaining our existing sales to national retailers, and to effectively transfer all day-to-day operations related to our home video library to Westlake Entertainment.  Pursuant to the agreement, Westlake has taken over sales, production and all physical distribution of our 157 title library, while we will continue to manage digital distribution and advertising rights.  Westlake will distribute existing inventory for a fee and will distribute new product on a revenue share basis.   The licensing transaction was part of an initiative to focus the Company’s efforts and significant amount of resources to building and launching Koobee and the associated business opportunities in the United States and China.

Significant Transactions During The Year Ended December 31, 2008

China Youth Net (CYN)

On June 10, 2008 our subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”).  In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.

Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited)

On December 26, 2008, our subsidiaries YMHK and YMBJ entered into a Joint Venture Agreement (the "Joint Venture Agreement") with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads.  The Joint Venture Agreement provides working capital for the purposes of deploying and marketing the Campus Network.  The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009.  XSEL is working with the Company’s subsidiaries to market and develop ad sales.  Additionally, XSEL will collaborate on the sale and operation of brand sponsored campus events and the supply of sports and other commercial content to the Company.

Yes TV

On May 31, 2008, a Supply Agreement for Content  (the "Supply Agreement") was entered into between Yes Television (Hong Kong) Limited ("Yes TV"), and New China Media, LLC and the Company’s subsidiary, YMHK (New China Media and Youth Media together referred to as "Licensees"), pursuant to which Yes TV has agreed to supply certain content, such as NFL, NHL College Pac 10, and NCAA, to Licensees for distribution via the Internet in China. Yes TV is a content aggregator providing, among other things, live and delay broadcast for distribution and transmission via telecommunications networks.  On October 21, 2008, Licensees entered into a Supplemental Agreement (the "Supplemental Agreement") with Yes TV pursuant to which the Supply Agreement was extended by an additional eight (8) years for a total of ten (10) years.  The term of the Supply Agreement in conjunction with the Supplemental Agreement commenced on signing and shall terminate on April 30, 2018.

New China Media

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, YGP, LLC and TWK Holdings, LLC (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for the assignment by the Content Providers and the assumption by us of certain rights of the Content Providers for the territory of the People's Republic of China ("PRC") to use, transmit and publicly display via the Internet certain content.  On January 8, 2009, the Content License Agreement was extended by an additional eight (8) years for a total of ten (10) years.

Revenues

During the year ended December 31, 2008, the Company, including its subsidiaries, generated revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

During the fiscal year 2008, the Company generated approximately 44% of its revenue through the production and distribution of digital content, and approximately 53% of its revenue through the direct sales of its home video content. In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties that distributed the Company's licensed content.  The Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet consumption in China.  Consequently, in January 2008 and as described above, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all manufacturing and distribution of its home video library to Westlake Entertainment along with all day-to-day operations related to its home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Intellectual Property and Technology Development

We have two United States and international patents pending that are directed to important and innovative aspects of our technology.  As the technology evolves we intend to continue seeking patent protection where appropriate.

Customers

We believe that significant opportunities exist in the China Internet advertising space, and we are actively pursuing this potential source of revenue.

Our target customers are:

•	Advertising Agencies with China operations, including Dentsu, Ogilvy, and Universal McCann;
•	Media Planners, such as MindShare China and Zenith;
•	Large Brands, such as Nike, Proctor & Gamble, LG, Samsung, Lenovo, Starbucks, and Levi’s;
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

Sales and Marketing

The goal of our sales and marketing effort is to develop sales opportunities by increasing the awareness of Koobee among students, advertisers and content owners.

A key component of our strategy is to build broad acceptance of Koobee by students.  We are planning a multi-faceted marketing campaign to follow the launch of Koobee and encourage users to frequent our web portal and associated services.  Our campaign will include front page banners on popular university websites, all 64 China Youth Net sites, campus billboards and at company sponsored student events and competitions.  We also plan to use live concerts by major recording artists to encourage the millions of students who cannot attend these events to tune in live on Koobee.

Ad sales will be supported domestically through our strategic relationship with Xinhua Sports & Entertainment Ltd. and internationally through outsourced media partners.

We market our products and services through a broad array of programs and media formats, including video, internet, advertising campaigns, telemarketing, print advertisements, retail distribution, and web advertising. Other marketing strategies include online and offline cross-promotion and co-branding.

Competition

We operate in the market for media products, services and content development and delivery, which is a highly competitive market characterized by rapid change, converging technologies, and increasing competition from companies offering communication, video, music, on-demand information and entertainment services integrated into other products and media properties. However, we believe that we enjoy a competitive edge that arises from our close affiliation with the Chinese government controlled company, China Youth Net, and our unique brand building strategy online, on campus and on mobile.

The principal competitive factors relating to attracting and retaining users include the quality of our video content and relevance of advertising; the effectiveness and efficiency of our marketing services; the accessibility, integration and personalization of the online services that we offer; and the creativity of the marketing solutions that we offer.

There are many popular video websites available in China:  Tudou, Rox, 6Rooms, Pomoho , 56.com

•	Almost all of these sites are comparable to YouTube: content is mostly user generated (UGC), along with illegal clips from movies and TV, with relatively little or no licensed content
•	Advertising is limited to smaller domestic brands, as mainstream advertisers are reluctant to risk brand affiliation with unknown or illegal content

Other competitors include major portals such as Baidu, Sina, Tom Online, TenCent

•	This group is similar to US portals such as Yahoo! and include but do not focus on video
•	These portals are highly popular as search engines and carry feeds from major news and entertainment sources
•	These sites have large advertising sales staffs with established relationships to ad agencies

China Central Television (CCTV), Shanghai Media Group, Hunan TV and other major broadcasters in mainland China offer programming that is a mix of comedy, sports and drama shows, the majority of which consists of soap operas and other Chinese content.  Broadcasted international content is limited by Chinese law.

We also face competition from companies focused on markets where expertise in a particular segment of the market (e.g., radio, internet, television) may provide them a competitive advantage.

Management believes that leveraging our competitive edge that arises from our close affiliation with China Youth Net together with our plan to deliver premium international and student generated content free on an ad supported basis will contribute to our success.  We will distinguish ourselves further by ensuring that all professional content be legally licensed from rights holders and receive government approval for distribution.  Our close government affiliation fast tracks content approval, cutting valuable time to revenue and reducing costs, and deters piracy.

We also face competition with respect to the sales and distribution of our licensed home video library.  Major U.S. movie studios have ventured into servicing the Latino home video market as well.  We also compete with retail music and video stores, including online stores, dominated by large companies such as Netflix, Blockbuster, Trans World Entertainment, and Movie Gallery Inc.

Seasonality

Our performance may be affected by seasonal revenue fluctuations and variation in demand between local and national advertisers. The Company’s revenues may vary throughout the year. As is typical in the distribution of content, the first calendar quarter generally produces the lowest revenues.

Government Regulation

In the United States, we are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of our business.  There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of the business.

The regulatory framework for the online industry in China that we and or that our partners operate under is governed and controlled by several government ministries and agencies.  For the purposes of our business operations in China, the ministries and agencies which we may operate under include:

•	The China Youth League
•	The Ministry of Public Security
•	The PRC State Administration of Radio, Film and Television
•	The Movie and Television Network Center of China Youth League
•	The Telecommunication Administrative Bureau of Beijing, China

The various ministries and agencies have issued rules and regulations that regulate a number of different areas of the online business in China, which we discuss below:

Foreign Ownership Restrictions

PRC regulations currently limit foreign ownership of companies that provide Internet content and related services, including operating a content website.  Our strategic partnerships with China Youth Net and China Youth Net Interactive have allowed us to outsource the content approval process, licensing, and other regulatory matters to our partners and, facilitate compliance with foreign ownership restrictions.

License Requirements

There are a number of aspects to the operation of Koobee which require licenses from various PRC regulatory authorities.  The ability to operate Koobee in China is dependent on our partners complying with PRC regulations related to licensing requirements and maintaining good standing status with the associated PRC government ministries.

Regulation of Internet Content

The PRC government has in place rules and regulations that govern Internet content that are supervised by a number of ministries and agencies. These rules and regulations specifically prohibit Internet activities such as the operation of content websites that result in the publication of content that is found to, among other things, propagate obscenity, violence, instigate crime, undermine the cultural traditions of the PRC, or compromise State security.  If any website violates these rules and regulations, the PRC government may shut down their website.

Regulation of Information Security

Internet content in China is regulated and restricted by several ministries and agencies of the PRC government.  According to PRC regulations, the following actions are subject to criminal punishment in China: (1) improper entry into a computer or system of strategic importance; (2) dissemination of politically disruptive information; (3) leaking State secrets; (4) spreading of  false commercial information or information deemed to be destabilizing to the State; or (5) infringing on intellectual property rights.   In particular, the Ministry of Public Security has direct supervision and inspection rights, with respect to the aforementioned, over all Internet websites in China and thus we may be subject to their jurisdiction.  Any entity that operates a website in China that violates these rules and regulations may result in the PRC government shutting down their website.

Regulation of Content Import

Importing content from abroad and into China is regulated by several ministries and agencies of the PRC government, some of which require that copyright license content agreements be approved and registered with a government agency.  Our ability to operate in China is dependent on our partners complying with PRC regulations related to the import of content, registration, if necessary, with the proper PRC government ministries, and maintaining good standing status with the associated PRC government ministries.

Regulation  of Advertising

According to PRC laws and regulations, in order to conduct an advertising business, a company must have an approved business scope that covers such businesses. Currently, we source our advertising business through our strategic partnerships including our partnership with Xintai Huade Advertising Company which, to our knowledge, is licensed to conduct such business.

Regulation of Privacy

PRC law does not prohibit Internet content providers from collecting and analyzing personal information from their users.  PRC law prohibits Internet content providers from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If any such Internet content provider violates these regulations, penalties may be imposed and the Internet content provider may be liable for damages caused to its users.

Employees

As of December 31, 2008, we had 6 full time employees in the United States and China. None of our employees are covered by a collective bargaining agreement.  We believe that relations with our employees are good.

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

ITEM 1A.          Risk Factors

Our business involves a high degree of risk. In addition to other information in the Form 10-K, potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objective and our financial results.

For the year ended December 31, 2008 and 2007, we generated revenues of $107,000 and $592,000, respectively, and incurred net losses of $3 million and $2.4 million, respectively. At December 31, 2008, we had a working capital deficit of $742,000 and an accumulated deficit of $10.8 million. Our failure to increase our revenues significantly or improve our gross margins will harm our business.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer.

Various conditions raise substantial doubt about our ability to continue as a going concern; Need For Additional Financing.

At December 31, 2008, we had an accumulated deficit of approximately $10.8 million and a working capital deficit of $742,000. During the year ended December 31, 2008, we incurred a loss of $3 million. During the year ended December 31, 2008, we primarily relied upon debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We depend on the uninterrupted operation of various systems, secure data centers and other computer and communication networks. Our systems and operations are vulnerable to damage or interruption from:

•	Power loss, transmission cable cuts and other telecommunication failures;
•	Damage or interruption caused by fire, earthquake, and other natural disasters;
•	Computer viruses or software defects;
•	Physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

Most of our systems are located at our facilities in Marina Del Rey, California, Downtown Los Angeles, California, and Beijing, China, all of which are susceptible to earthquakes.  Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or terrorism.

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

If we do not maintain the continued service of our chief executive officer, we may not develop business operations.

Our success is dependent upon the continued service of Jay Rifkin, our current Chief Executive Officer. Although we have entered into a written employment agreement with him, we do not have key man life insurance on Mr. Rifkin.  While our Chief Executive Officer currently does not, to our knowledge, have any definitive plans to retire or leave our company in the near future, he could decide to leave us at any time to pursue other opportunities. The loss of services of Mr. Rifkin would pose a significant risk to our ability to develop business opportunities.

The current global financial crises and deteriorating economic conditions may have a material adverse impact on our business and financial condition that we currently cannot predict.

The economic conditions in the United States and throughout the world have been deteriorating.  Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition, including our ability to raise any equity or debt financing in the future.

RISKS RELATED TO OUR SUBSIDIARIES

Our operating subsidiaries, Youth Media (Beijing) Limited, Youth Media (Hong Kong) Limited, and Rebel Crew Films all have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our operating subsidiaries Youth Media (Beijing) Limited organized under the laws of the People's Republic of China on December 10, 2008, Youth Media (Hong Kong) Limited organized under the laws of Hong Kong on May 19, 2008, and Rebel Crew Films organized under the laws of the State of California on August 7, 2002. Because our operating subsidiaries have limited operating history, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in evolving markets in which we operate. While to date we have not experienced these problems, we must meet many challenges including:

•	Establishing and maintaining broad market acceptance of our products and converting that acceptance into direct and indirect sources of revenue;
•	Establishing and maintaining our brand name;
•	Timely and successfully developing new products;
•	Developing and maintaining strategic relationships to enhance the distribution of our products.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed and we may experience a decrease in revenues.

We face significant competition which could reduce our market share and materially and adversely affect our business, financial condition and results of operations.

The Internet content market in China is increasingly competitive. Our results of operations to date may be a result, in part, of our close affiliation with the Government of China which may not continue to be available to us. A number of competitors have entered the Internet content business in China. We expect more companies to enter the market and we expect a wider range of websites that offer content to be introduced to the China market. Competition from other Internet content operators, both based in China as well as overseas, is likely to increase in the future. Other Internet content operators, such as Tudou, Rox, 6Rooms, Pomoho, 56.com, are current, or potential future, competitors.   As the Internet content industry in China is relatively new and constantly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of these competitors may offer products and services that provide significant performance, creativity or other advantages over those offered by us. These products and services may weaken the market strength of our brand name and achieve greater market acceptance than ours. Furthermore, any of our current or future competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies and therefore obtain significantly greater financial, marketing and development resources than we have. In addition, increased competition in the Internet content industry in China could make it difficult for us to retain existing users and attract new users. We also compete with other forms of entertainment, such as television and movies. If we are unable to compete effectively in the Internet content market in China, our business, financial condition and results of operations could be materially and adversely affected.

The limited use of personal computers in China and the relatively high cost of Internet access with respect to per capita gross domestic product may limit the development of the Internet in China and impede our growth.

Although the use of personal computers in China has increased in recent years, the penetration rate for personal computers in China is much lower than in the United States. In addition, despite a decrease in the cost of Internet access in China due to a decrease in the cost of personal computers and the introduction and expansion of broadband access, the cost of personal Internet access, in contrast with Internet access through Internet cafes, remains relatively high in comparison to the average per capita income in China. The limited use of personal computers in China and the relatively high cost of personal Internet access may limit the growth of our business.

We have limited business insurance coverage in China.

The insurance industry in China is still at an early stage of development. In particular, PRC insurance companies do not offer extensive business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in our incurring substantial costs and the diversion of resources.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business.

The PRC economy differs from the economies of most developed countries in many respects, including in the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth since the late 1970s, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented numerous measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but also have a negative effect on us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. These actions, as well as future actions and policies of the PRC government, could materially affect general economic conditions in China and could have a material adverse effect on our business and results of operations.

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

Since we have limited operating history and our total assets at December 31, 2008 consisted of $34,000 in cash and total current assets of $309,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

Concentration in a Significant Customer.

The Company sells almost exclusively to one of its customers.  During the year ended December 31, 2008, the Company had sales to two customers that accounted for majority of total sales.  These customers owed to the Company $77,000 and $96,000 at December 31, 2008. During the year ended December 31, 2007, these customers owed to the Company $302,000 and $96,000.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile.  Further, the limited market for our shares will make our price more volatile.  This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.03 to $0.21. The closing sale price for our common stock on March 27, 2009 was $0.14 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
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

ITEM 1B.          Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.             Properties

The Company currently has the following buildings under operating leases:

The Company leases approximately 3,800 square feet of space in Marina Del Rey, California.  The operating lease expires September 30, 2012.  At year end December 31, 2008, the monthly lease payment was $7,200.  The monthly lease payment is subject to a customary 3% percent escalation per annum.  The Company Corporate headquarters are located at this location.

The Company leases approximately 10,000 square feet of additional space in Marina Del Rey, California.  The operating lease expires December 31, 2010.  At year end December 31, 2008, the monthly lease payment was $13,235.  The monthly lease payment is subject to a customary 3% percent escalation per annum.   During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties.  It is expected that the future lease payment obligation of the Company related to this lease will be completely offset by the subleases and it is anticipated that they will remain subleased for the remaining term of the lease.  For the year ended December 31, 2008, the sublease agreements resulted in $148,100 in gross revenues.

On July 15, 2008, the Company entered into a commercial lease agreement for approximately 50m2 of office space in Beijing, China.  The lease expires on June 30, 2009 and requires monthly payments of $1,500.

At year end December 31, 2008, the Company is confident that these buildings provide more than adequate space to meet our needs and provide for future growth.

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company common stock as of December 31, 2008 is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol CHYU.OB.  The table below delineates on a quarterly basis the high and low sales prices per share of our common stock as reported by the OTCBB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

		Common Stock Price
		High	Low
2008
First Quarter Ended	March 31	$0.06	$0.06
Second Quarter Ended	June 30	$0.10	$0.10
Third Quarter Ended	September 30	$0.09	$0.09
Fourth Quarter Ended	December 31	$0.15	$0.15

2007
First Quarter Ended	March 31	$0.19	$0.08
Second Quarter Ended	June 30	$0.18	$0.08
Third Quarter Ended	September 30	$0.15	$0.09
Fourth Quarter Ended	December 31	$0.12	$0.05

Holders of Record

As of March 27, 2009, there were approximately 300 holders of record of the Company common stock.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Preferred Stock - Series A

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

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively.  On December 16, 2008, pursuant to a notice of conversion, New China Media and YGP agreed to convert the entire amount of their respective shares of Series A Convertible Preferred Stock of the Company into 3,000,000 and 16,200,000 shares of Common Stock, respectively.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).  In conjunction with the Cooperation Agreement, on June 10, 2008, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Common Stock

During March 2008, the Company sold 10,000,000 shares of its common stock to an unaffiliated accredited investor at a price of $0.03 per share, resulting in gross proceeds of $300,000.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During June 2008, the Company sold a total of 1,583,335 shares of its common stock at $0.03 per share to six investors for an aggregate purchase price of $47,500 in cash.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC ("YGP, LLC"), pursuant to which the Company sold 2.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note (the "YGP, LLC Note") due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share subject to the Company's filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance.  The subscription agreement with YGP, LLC provided the Company with $250,000 in gross proceeds.  Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

During September 2008, the Company issued 1.5 million shares to American Capital Ventures, Inc. ("ACV, Inc.") pursuant to the terms of a Consulting Agreement entered into by the Company on September 1, 2008. ACV, Inc. will provide the Company with investor relations consulting services for a period of two years. In consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares were issued and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.  On February 6, 2009, pursuant to a letter of instruction from ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company’s common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company’s common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Recent Stock Option Grants

During the year ended December 31, 2008, the Company did not grant options to purchase shares of the Company's common stock.

ITEM 6.             Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.             Management’s Discussion and Analysis of Financial Condition and Results of  Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and all associated notes hereto contained in this Form 10-K. The discussion and analysis and results of operations thereto contain historical information and forward-looking statements based on current assumptions that involve risks and uncertainties. This Form 10-K contains forward-looking statements attributed to third parties that also involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including but not limited to, those set forth under "Risk Factors" appearing under "Item 1A. Risk Factors"  and elsewhere in this report on Form 10-K.  This Form 10-K contains forward-looking statements as defined by Section 21E Application of Safe Harbor for Forward-Looking Statements of the Securities Exchange Act of 1934 and as such are entitled to the protection provisions of these laws.

The Company is confident that the expectations implied in the forward-looking statements are based upon reasonable assumptions.  However, no assurance can be given that they will be attained or that any divergence will be immaterial.  Given the uncertainty and assumptions in the forward-looking statements discussed in this Form 10-K, the forward-looking events may not occur and actual results may differ materially and adversely from those expressed or implied by the forward-looking statements. Consequently, the Company disclaims any obligation to publicize or undertake any updates or revisions to any forward-looking statements contained herein with respect to any change in the Company expectation of any such forward-looking statement or assumptions they may be based on.

The following "Overview" section is a brief summary of the significant issues addressed in this MD&A. Investors should read the relevant associated sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with ITEM 8. Financial Statements and Supplementary Data.

Overview

China Youth Media, Inc.

China Youth Media, Inc. is a China focused youth marketing and media company whose business is to provide advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population.  The cornerstone of the Company’s China youth marketing strategy is Koobee, a large scale, advertising supported Intranet Television Network (ITVN) media portal that is initially targeting China’s campus-based college students, estimated to total more than 30 million young people.

Koobee

Koobee is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a highly targeted demographic in the world’s fastest growing broadband market.  Koobee will deliver TV-style entertainment primarily on a dedicated fiber network directly to the computers of these students, offering a compelling solution for advertisers and corporations to reach the most active online community in China and a key segment of the world’s largest youth market.

Koobee will initially be offering a 24 hour sports channel featuring All Sports Network (ASN) content from the NFL, NHL, and Pac 10 and Big Ten games; a 24 hour music channel by BTTV, a popular youth lifestyle and music entertainment TV channel in China; a travel and leisure channel by Quest USA; and a fashion channel featuring “China’s Next Top Model,” part of the international Top Model franchise and based on the hit U.S. TV show “America’s Next Top Model.”

While we plan to offer a range of premium international content, we also anticipate that Koobee will be the first live network to be populated directly by students for students, making it a powerful tool set to promote events, ideas and interests to students all over China.

To our advertisers, we plan to offer multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that will help ensure that clients realize value from unique and fully licensed content.  With Koobee, we intend to provide advertisers the impact of TV with the ROI of the Internet.  We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.

Online

Whether through Koobee.com, Koobee.com.cn or Koobee.tv, we have strategically positioned Koobee, the advertising supported ITVN media portal, to be the engine that drives multiple revenue streams, including brand sponsorships, interactive advertising and eCommerce.  Koobee is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a highly targeted demographic in the world’s fastest growing broadband market.

On Campus

Our access to China’s college students includes event staging and advertising rights on campuses throughout China.  China Youth Media will offer marketers an opportunity to sponsor live events and showcase their brands with international touring acts.  We will carefully place each event at the most appropriate campuses and venues to generate the largest turnout and highest ROI.  We will also offer coordinated Internet and campus event campaigns that will bring international touring acts and sponsors directly to China’s college students with live ITVN broadcast straight into their dorm rooms.  We have a strategic partnership with Xinhua Sports & Entertainment Ltd., a leading media group in China with assets that include an extensive event planning group with international brands as clients.

On Mobile

Our partner China Youth Net is in the final stages of securing our mobile video and advertising license.  Our plan is to deploy an advanced mobile media and advertising delivery system catering specifically to China’s youth market.  We will offer opt-in surveys and data collection, as well as coordinated Internet, campus event and mobile campaigns.

Advertising Services

China Youth Media seeks to enable brands to achieve their media objective by providing tailor-made advertising services and niche-targeted media campaigns.  Our brand-tailored advertising services will include:

1)	Targeted niche marketing into campuses
2)	Standard digital media buys on our Koobee portal
3)	In-show ad inventory
4)	Creative ad placements and overlays
5)	Channel sponsorship and branded content
6)	Competitive CPMs and building priceless lifetime loyalty
7)	Event sponsorship
8)	Mobile media and text campaigns

Our secure and fully tracked network will help ensure that advertisers see real returns and value.  Our accurate ad tracking will detail precisely how many times an ad has been consumed, where it has been viewed and for how long, providing comprehensive student viewer profiles throughout.

Significant Transactions During The Year Ended December 31, 2008

China Youth Net (CYN)

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited ("YMHK"), entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”).  In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.

Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited)

On December 26, 2008, our subsidiaries YMHK and Youth Media (Beijing) Limited ("YMBJ") entered into a Joint Venture Agreement (the "Joint Venture Agreement") with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads.  The Joint Venture Agreement provides working capital for the purposes of deploying and marketing Koobee, the Campus Network for video distribution built on the existing broadband infrastructure connecting colleges and universities throughout China.  The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009.  XSEL is working with the Company’s subsidiaries to market and develop ad sales for Koobee.com.  Additionally, XSEL will collaborate on the sale and operation of brand sponsored campus events and the supply of sports and other commercial content to the Company.

Yes TV

On May 31, 2008, a Supply Agreement for Content  (the "Supply Agreement") was entered into between Yes Television (Hong Kong) Limited ("Yes TV"), and New China Media and Youth Media (Hong Kong) Limited, a subsidiary of the Company ("YMHK") (New China Media and Youth Media together referred to as "Licensees"), pursuant to which Yes TV has agreed to supply certain content, such as NFL, NHL College Pac 10, and NCAA, to Licensees for distribution via the internet in China. Yes TV is a content aggregator providing, among other things, live and delay broadcast for distribution and transmission via telecommunications networks.  On October 21, 2008, Licensees entered into a Supplemental Agreement (the "Supplemental Agreement") with Yes TV pursuant to which the Supply Agreement was extended by an additional eight (8) years for a total of ten (10) years.  The term of the Supply Agreement in conjunction with the Supplemental Agreement commenced on signing and shall terminate on April 30, 2018.

New China Media

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC, YGP, LLC and TWK Holdings, LLC (New China Media, YGP and TWK collectively referred to as "Content Providers") providing for the assignment by the Content Providers and the assumption by us of certain rights of the Content Providers for the territory of the People's Republic of China ("PRC") to use, transmit and publicly display via the Internet certain content.  On January 8, 2009, the Content License Agreement was extended by an additional eight years for a total of ten years.  In consideration for the increase in the term of the agreement, New China Media received 4,000,000 shares of the Company's common stock.

Our Wholly-Owned Subsidiaries

Youth Media (BVI) Limited

On May 8, 2008, under the laws of the British Virgin Islands, the Company formed Youth Media (BVI) Limited ("YM BVI").  YM BVI is a wholly-owned subsidiary of the Company and was established for the purpose of incorporating the Company's wholly-owned subsidiary in Hong Kong.

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People's Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI and were formed by the Company to take advantage of its shift in business to aggregation and distribution of international content and advertising for Internet or online consumption in China.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment. The licensing transaction was part of an initiative to focus a significant amount of the Company's available resources to building and launching www.Koobee.com, our ITVN media portal in China.

ViraCast and Beat9.com

Our patent pending proprietary technology called ViraCast allows for enterprise workflow management, processing, distribution and control of content by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  Digital content that has been processed with ViraCast then has the ability to propagate virally across the Internet while ViraCast continuously tracks ad consumption and user interaction.   ViraCast provides content producers, advertisers, and marketers new revenue models built around these emerging platforms with enhanced user data, reporting, and accountability.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.  Currently, ViraCast is available via our wholly-owned and operated website www.Beat9.com.

PerreoRadio.com

PerreoRadio.com is our wholly-owned and operated website targeted to the young, urban Latino demographic in both the United States and internationally. It offers online radio shows, podcasts, music, and music videos from some of the top DJ's from the United States, Latin America, and the Caribbean. PerreoRadio generates almost exclusively all revenue from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Company History

China Youth Media, Inc. (referred to herein as the "Company," "we," "us," and "our") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp.  On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

The Company changed its name from “Digicorp, Inc.” to “China Youth Media, Inc.” (the “Corporate Name Change”) pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008.  The Corporate Name Change was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent. As a result of the Corporate Name Change, our stock symbol changed to “CHYU” with the opening of trading on October 16, 2008 on the OTCBB.

The Company is organized in a single operating segment with no long-lived assets outside of the United States of America.  All of our revenues to date have been generated in the United States, but with the development of our China ITVN media portal, we expect that a portion of our future revenues will be from other countries.

Revenue Sources

During the year ended December 31, 2008, the Company, including its subsidiaries, generated revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

Advertising Supported Intranet Television Network Media Website - Koobee is a large scale, advertising supported Intranet Television Network (ITVN) media portal that is initially targeting China’s campus based college students, estimated to total more than 30 million young people.  Koobee is a venue for marketers to deliver traditional TV spots and new media advertising campaigns to a vast, upwardly mobile, targeted demographic.  Advertisers and channel owners will have available to them multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that ensures clients realize value from unique and fully licensed content.  We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.   We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2009.

Digital Content Distribution. - ViraCast and www.Beat9.com - The Company generates revenue by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  Our patent pending technology, ViraCast, digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks and other pertinent data valuable to advertisers.  Ads are provided from our publisher-affiliates and we generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Website Ad Revenue. - www.PerreoRadio.com - We generate revenue from our wholly owned and operated website www.PerreoRadio.com. PerreoRadio generates revenue almost exclusively from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

DVD Sales. - The Company generates revenue through the direct sales of licensed content and licensing agreements.  In the past, through licensing agreements, the Company received advance payments as consideration for rights granted to third parties that distributed the Company's licensed content and were recorded as deferred revenue.  The Company recognized revenue under its licensing agreements as royalties that were earned upon shipment of licensed content to customers by the sub-licensor.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the accompanying financial statements which have been prepared in accordance with the generally accepted accounting principles in the United States of America.  The preparation of the financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example.  We base these estimates on various assumptions and experience that we believe to be reasonable.  The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Beneficial Conversion Feature of Convertible Notes Payable - The Beneficial Conversion Feature ("BCF") of a convertible note, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company accounts for BCF in accordance with the guidelines established by Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes. The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R.  The only difference is that the contractual life of the warrants is used.  The value of the proceeds received from a convertible note is then allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded  in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

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

Results of Operations

Comparison of Year End December 31, 2008 to 2007

Revenues

The Company currently generates revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.  The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Year Ended
	December 31,	December 31,
Revenue	2008	2007
Sales	$107,000	$557,365
Other Income	148,189	35,000
Total revenue	$255,189	$592,365

Sales - We generated revenues of $107,000 and $592,000 for the years ended December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008 approximately 53% of sales revenue was from the sales of our home video content and approximately 44% of sales revenue was from the production and distribution of digital content. In the past, our revenue was in large part generated through licensing agreements and sales of our home video library.  The Company strategy has since shifted to the aggregation and distribution of international content and advertising for Internet consumption in China because we believe that significant opportunities exist in the China Internet advertising space.  As a result, licensing revenues and sales of our home video library have significantly decreased and we believe will be eliminated as we continue to shift our focus and available resources to the China Internet advertising space.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc.  This agreement effectively shifted all manufacturing and distribution of our home video library to Westlake Entertainment along with all day-to-day operations related to our home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

Other Income - In March 2006, the Company entered into a commercial lease agreement for additional office space (the "Hollman Lease").  The Hollman Lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties.  For the year ended December 31, 2008, the sublease agreements resulted in $148,100 in gross revenues.

Deferred Revenue - In the past, through licensing agreements, the Company received advance payments as consideration for rights granted to third parties that distributed the Company's licensed content and were recorded as deferred revenue.  The Company recognized revenue under its licensing agreements as royalties that were earned upon shipment of licensed content to customers by the sub-licensor.   There were deferred revenue balances of $70,000 and $70,000 at December 31, 2008 and 2007, respectively, and they represented advanced royalty payments that were expected to be earned.  During the year ended December 31, 2008, all license and distribution agreements related to the deferred revenue had expired.  Licensee acceptance could not be secured.  The Company made reasonable effort, but documented royalty reports could not be attained, and given that the time period during which the contractual provisions that were in effect had lapsed, all deferred revenue was recognized on December 31, 2008.

Operating Expenses

Operating expenses were $2.6 and $2.8 million during the years ended December 31, 2008 and 2007, respectively. In addition to decreases in the cost of sales, depreciation expense, and salaries to employees, the component that was almost exclusively responsible for the decrease in operating expenses during the twelve months ended December 31, 2008 was stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors.. The decrease in operating expenses was almost offset by significant increases in Amortization and Interest expenses along with increases in professional fees.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased to $163,000 during the year ended December 31, 2008 from $1.2 million during the year ended December 31, 2007. The decrease in stock based compensation expense from grants of nonqualified stock options during the year ended December 31, 2008 resulted primarily from forfeitures of nonqualified stock options by employees no longer with the Company.

Cost of sales during the twelve months ended December 31, 2008 was $55,000 which represents a significant decrease from $197,000 during the twelve months ended December 31, 2007 .  The decrease in cost of sales can be attributed to the shift in Company strategy to the aggregation and distribution of international content and advertising for Internet consumption in China.

Salaries and employee benefits, excluding stock based compensation expense,  reflected a decrease to $443,000 during the year ended December 31, 2008 from $558,000 during the year ended December 31, 2007. The reductions in costs reflect a shift in our Company strategy which resulted in part in a targeted reduction in employees that were related to the sales of our licensed home video library.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were $254,000 more during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in professional fees are in large part due to significant increase in amounts paid for legal and consulting fees related to our operations in China and the establishment of our subsidiaries in Hong Kong and Beijing.

Legal expense increased from the previous year. Legal fees increased by $115,000 during the year ended December 31, 2008. During the year ended December 31, 2008 and 2007, legal fees were $174,000 and $59,000, respectively. For the year ended December 31, 2008 the majority of legal fees were related to the development of contracts, establishment of our subsidiaries in Hong Kong and Beijing, and review of major company transactions.  In addition, legal fees during this period were composed of fees paid for S.E.C. filing related matters, private placement agreements and in preparation for financing activities. During the year ended December 31, 2007, legal fees were almost exclusively related to patent and trademark filing along with S.E.C. filing related expenses.

Consulting fees increase by $169,000 during the year ended December 31, 2008. At December 31, 2008 and 2007, consulting fees were $187,000 and $17,000, respectively. During the year ended December 31, 2008, the majority of consulting expense was related to sales contracting work and the development of our operations in China. During the year ended December 31, 2007, consulting expense resulted from sales contracting work in addition to work done to further develop the Company’s accounting department and strengthen the Company’s accounting policies and control procedures.

Rent expense increased by approximately $43,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007 due in part to the company’s lease of additional commercial office space in July 2008, with base rent of $1,500 per month combined with the customary 3% increase in our base rent for our the current corporate office space. The commercial office space in Beijing was leased in anticipation of growth in the company’s China operations.

General and administrative expense increased by approximately $53,000 during the year ended December 31, 2008 compared to the year ended December 31, 2007 and is attributed to the strategic overall expansion of the business to the aggregation and distribution of international content and advertising for Internet consumption in China.

Net Loss

For the years ended December 31, 2008 and 2007 the Company had a net loss of approximately $3 million and $2.4 million, respectively and is primarily attributed to a significant decrease in revenues generated. The Company reduced its operating expenses during the year ended 2008 as compared to 2007 by implementing strategies to reduce its cash used in operating activities which included a targeted reduction of the employee workforce, increasing the efficiency of the Company’s developmental efforts, reducing discretionary expenditures and negotiating favorable payment arrangements with service providers.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital increase to $274,000 during the year ended December 31, 2008 from $180,000 during the year ended December 31, 2007.

Taxes

At December 31, 2008, we had a net operating loss carryforward of approximately $7.6 million to offset future taxable income for federal income tax purposes.  The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

A change in the ownership of a majority of the fair market value of our common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to Internal Revenue Code Section 382.  The Company believes that such a change occurred on December 29, 2005 and again during the year ended December 31, 2008.  The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change dates.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from current operations and cash from financing activities.  As of December 31, 2008, our cash and cash equivalents were $34,400.  We had a working capital deficit of approximately $742,000 at December 31, 2008 and we continue to have recurring losses. In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, revenues generated from licensing our film content, on a non-exclusive basis, to other distributors of Latino home entertainment content. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $8,962,000 at December 31, 2008 versus $911,000 at December 31, 2007. The change in total assets is primarily attributable to several major transactions conducted by the Company resulting in a significant increase in Intangible Assets during the year ended December 31, 2008. See Note 6 Intangible Asset.

Accounts receivable decreased by $133,000 during the twelve months ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease in accounts receivable resulted primarily from the change in strategy of the Company to focus on developing an Internet media portal in China. As we continue to focus Company resources to the development of an Internet media portal in China, the Company anticipates that receivables from the sale of DVDs will continue to decline.

DVD sales decreased significantly during the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007. This decrease reflects the Company's plan to shift its business to the aggregation and distribution of content for Internet consumption in China.

Intangible Assets net for the twelve months ended December 31, 2008 and 2007 was $8,537,000 and $395,000, respectively. This significant increase in the Company's intangible assets was exclusively as a result of the capitalization of a Content License Agreement and a Cooperation Agreement entered into by the Company as described in Note 6 Intangible Assets. Furthermore, the significant increase in intangible assets was slightly offset by the increase in the amortization expense of our licensed content.

Operating activities used $926,000 of cash during the year ended December 31, 2008 compared to $849,000  during the year ended December 31, 2007.  The change in cash used for operating activities resulted primarily from a shift in Company strategy to focus on the development of an internet media portal in China and the associated legal and consulting fees.  During the year ended December 31, 2008, there was a significant decrease in sales revenue related to the sale of our licensed content and an associated decrease in cost of sales.  As we continue to focus Company resources to the development of an Internet media portal in China, the Company anticipates that all revenues henceforth will be generated from our operations in China and not from sales of our licensed home video library.

Cash used in investing activities for the year ended December 31, 2008 of $5,500 resulted from the purchase of computer hardware.  Cash used in investing activities for the year ended December 31, 2007 of $14,800, resulted from the purchase of licensed Spanish language film content that was capitalized.

Contractual Obligations as of December 31, 2008

Operating Leases - Set forth below is a summary of our current obligations as of December 31, 2008 comprised exclusively of rental lease obligations to make future payments due by the period indicated below.

Operating Lease Payments	Minimum Payments
2009	249,155
2010	239,566
2011	82,757
2012	63,508
Total	$634,986

In August 2005 the Company entered into a commercial lease agreement for office space.  The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012. Further, on each anniversary date the base rent is subject to a 3% increase over the previous year.  In March 2006 the Company entered into a commercial lease agreement for additional office space.  The additional lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010.  On July 15, 2008, the Company entered into a commercial lease agreement for office space in Beijing, China.  The lease requires monthly payments of $1,500 for twelve months.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)").  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  SFAS 141(R) is effective for the Company beginning January 1, 2009 and we will apply it prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. SFAS No. 160 is effective for the Company beginning January 1, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which is effective for fiscal years beginning after November 15, 2008. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses derivative instruments; b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal 2009. We do not expect the adoption of SFAS No. 161 to have a material effect on the Company’s consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which is effective for fiscal years beginning after November 15, 2008. This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FAS No. 142-3 is effective for the Company beginning January 1, 2009. We do not expect the adoption of FAS No. 142-3 to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of  SFAS No. 162 to have a material impact on the Company’s income statement, financial position or cash flows.

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.             Financial Statements and Supplementary Data

See Financials Statements on Page 50 of this Annual Report on Form 10-K.

ITEM 9.             Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A (T).    Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.          Other Information

Not applicable.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position

Jay Rifkin	53	Chief Executive Officer, Director
William B. Horne	40	Director
Alice M. Campbell	58	Director
Alan Morelli	47	Director
David M. Kaye	54	Director

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

Jay Rifkin, Chief Executive Officer, Principal Financial Officer and Director.  Mr. Rifkin has been our Chief Executive Officer since September 30, 2005 and has been a member of our Board of Directors since March 26, 2006.  From 2004 to Present, Mr. Rifkin has been the sole Managing Member of Rebel Holdings, LLC.  In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company, and he has been President of Mojo Music, Inc. since it was founded. Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s "The Lion King," and received a Tony nomination for "The Lion King" on Broadway. From 1988 to 2004, Mr. Rifkin, through Mojo Music, Inc., served as a Managing Member of Media Ventures, LLC, an entertainment cooperative founded by Mr. Rifkin and composer Hans Zimmer. In 1995, Mr. Rifkin founded Mojo Records, LLC, which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001.

William B. Horne, Director.  Mr. Horne has been a member of our Board of Directors since July 20, 2005. From July 20, 2005 to April 20, 2007, Mr. Horne was our Chief Financial Officer. From September 30, 2005 until December 29, 2005, Mr. Horne also served as our Chief Executive Officer and Chairman of our Board of Directors. From July 2005 until June 2006, Mr. Horne was also the Chief Financial Officer and a director of Ault Glazer Bodnar & Company, Inc.  From July 2005 until October 2008, Mr. Horne was Chief Financial Officer of Patient Safety Technologies, Inc. and its subsidiaries, and was Chief Executive Officer from January 2007 until May 2008.  From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

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

Alan Morelli, Director.  Mr. Morelli has been one of our directors since March 26, 2006.  Mr. Morelli is a consultant who has served as Managing Director of Analog Ventures, LLC, a consulting firm located in Pacific Palisades, California, since 1997. Mr. Morelli is also currently serving as a director of Physical Therapy Holdings, Inc. and Precise Exercise Equipment. Physical Therapy Holdings, Inc. develops tools for outpatient clinics. Precise developed innovative commercial fitness or rehabilitation technology used in health clubs and consumer equipment since 1994. Mr. Morelli received a B.S. from Rutgers University (1983) and a J.D. from Georgetown University Law Center (1986).

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

Audit Committee

The Audit Committee is appointed by the Board of Directors in fulfilling its responsibilities to oversee: (1) the integrity of our financial statements and disclosure controls; (2) the qualifications and independence of our independent accountants; (3) the performance of our independent accountants; and (4) compliance with legal and regulatory requirements. The Audit Committee presently consists of Alice M. Campbell and William B. Horne. Ms. Campbell is Chairwoman of the Audit Committee.  The Board has determined that Ms. Campbell and Mr. Horne are each an "audit committee financial expert" as defined under Item 407(d)(5) of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers.   The Compensation Committee presently consists of Alice M. Campbell, William B. Horne, Alan Morelli and David M. Kaye.  Ms. Campbell is Chairwoman of the Compensation Committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2005.  Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, China Youth Media, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292.  We are in the process of building a website where our Code of Ethics will be available to investors.

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2008, all the reporting persons complied with all applicable filing requirements, except that Jay Rifkin filed two reports late relating to two transactions and Dennis Pelino filed two reports late relating to three transactions.

Item 11.             Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2008 and, December 31, 2007, of those persons who were, at December 31, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Jay Rifkin, (1)	2008	$165,000	$0	$0	$0	$0	$0	$0	$165,000
President and	2007	$165,000	$0	$0	$0	$0	$0	$0	$165,000
Chief Executive Officer

(1)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

(2)	Consists of accrued salary for 2008 and 2007, none of which has been paid as of December 31, 2008.

(3)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2008, 2007 and 2006 computed in accordance with SFAS 123(R).

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2008.

Outstanding Equity Awards at December 31, 2008

	Options Awards
	No. of Securities Underlying Unexercised Options (#)	No. of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date

Jay Rifkin	4,400,000	0	$0.85	9/30/2015
	75,000	75,000	$0.20	11/8/2016

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

Compensation of Directors

During 2008, the Company did not compensate any of its directors in cash.   The Chairperson of the Audit Committee is entitled to receive $6,000 annually paid in cash.  During 2008, the Company did not pay this amount.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.  In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above.

The following table provides certain summary information concerning the compensation paid to directors, other than Jay Rifkin (our Chief Executive Officer), during 2008.  All compensation paid to Mr. Rifkin is set forth in the table under "Executive Compensation."

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Alan Morelli	0	0	0	0	0
Alice M. Campbell	0	0	0	0	0
David M. Kaye	0	0	0	0	0
William B. Horne	0	0	0	0	0

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2008 computed in accordance with Financial Accounting Standards 123R.

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

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 27, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Percentage of Common Stock (2)
Jay Rifkin	97,517,563	(3)	64.12%
William B. Horne	834,789	(4)	1.09%
Alice M. Campbell	700,000	(5)	0.91%
Alan Morelli	850,000	(6)	1.10%
David M. Kaye	600,000	(7)	0.78%
Dennis Pelino	36,852,777	(8)	46.22%
TWK Holdings, LLC	12,000,000	(9)	13.62%
China Youth Net Technology (Beijing) Co., Ltd.	71,020,000	(10)	48.28%
All named executive officers and directors as a group (5 persons)	100,502,352		64.83%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o China Youth Media, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292.

(2)
Applicable percentage ownership is based on 76,078,439 shares of common stock outstanding as of March 27, 2009 plus, for each stockholder, any securities that stockholder has the right to acquire within 60 days of March 27, 2009 pursuant to options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 27, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 19,086,372 shares held by Rebel Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member; (b) 2,421,292 shares which are directly held by Mr. Rifkin; (c) 1,666,666 shares issuable upon conversion of a $150,000 principal amount convertible note held by Mojo Music, Inc. of which Mr. Rifkin is the sole managing member, with a conversion price of $0.09 per share; (d) 525,000 shares issuable upon exercise of stock warrants with an exercise price of $0.09 per share; (e) 69,268,233 shares issuable upon conversion of a $2,078,047 principal amount secured convertible note held by Rebel Holdings of which Mr. Rifkin is the sole managing member, with a conversion price of $0.03 per share; (f) 4,400,000 shares issuable upon exercise of stock options with an exercise price of $0.85 per share, which stock options vest annually over a period of three years from December 30, 2006; and (g) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share, which stock options vest annually over a period of three years from November 8, 2007. Mr. Rifkin’s reported beneficial ownership does not include certain shares of common stock issued and issuable for which certain shareholders have granted Mr. Rifkin an irrevocable proxy to vote for certain directors.

(4)
Includes (a) 50,000 shares owned by Mr. Horne; (b) 400,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Mr. Horne’s services terminate; (c) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007; and (d) 234,789 shares issuable upon conversion of a $5,000 principal demand promissory note and interest accrued totaling approximately $813 and various other amounts owed to Mr. Horne totaling approximately $1,231 with a conversion price of $0.03 per share. Mr. Horne has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(5)
Represents (a) 350,000 shares issuable upon exercise of stock options with an exercise price of $0.25 per share and an expiration date 18 months from the date Ms. Campbell’s services terminate; (b) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007; and (c) 200,000 shares issuable upon conversion of amounts owed to Ms. Campbell as fees for services as the Audit Committee Chairwoman totaling $6,000 with a conversion price of $0.03 per share. Ms. Campbell has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

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

(8)
Includes (a) 10,000,000 shares which are directly held by Mr. Pelino; (b) 7,000,000 shares which are held by New China Media LLC of which Mr. Pelino is the sole managing member; (c) 16,200,000 shares which are held by Year of the Golden Pig LLC (“YGP”) of which Mr. Pelino is the sole managing member; (d) 2,777,777 shares issuable upon conversion of a $250,000 principal amount of a convertible note held by YGP; and (e) 875,000 shares issuable upon exercise of stock warrants with an exercise price of $0.09 per share.   The address for Dennis Pelino is 400 Alton Road Suite 3107, Miami Beach, FL 33129.

(9)
Represents 12,000,000 shares issuable upon conversion of 12,000 shares of Series A Convertible Preferred Stock issued to TWK Holdings, LLC.  Its address is 3 Lorong Bukit Candan 3, Taman Impian Batu 4 1/2, Jalan IPOH, 51100 KL, Malaysia.

(10)
Represents 71,020,000 shares issuable upon conversion of 71,020 shares of Series A Convertible Preferred Stock issued to three designees of China Youth Net Technology (Beijing) Co., Ltd.  Its address is 16th/F, Changbao Plaza, 1 An Hua Bei Li, Guangqumennei Street, Chongwen District, Beijing, China.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,983,333	$0.74	8,016,667
Equity compensation plans not approved by security holders	550,000	$0.18	-0-
Total	7,533,333	$0.70	8,016,667

ITEM 13.           Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest, except as follows:

Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

During March 2008, the Company sold 10,000,000 shares of its common stock to Dennis Pelino, who is a managing member of both Year of the Golden Pig, LLC ("YGP LLC") and New China Media, LLC ("New China Media"), at a price of $0.03 per share, resulting in gross proceeds of $300,000.

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, YGP, LLC and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively.  On December 16, 2008, pursuant to a notice of conversion, New China Media and YGP agreed to convert the entire amount of their respective shares of Series A Convertible Preferred Stock of the Company into 3,000,000 and 16,200,000 shares of Common Stock, respectively. On January 8, 2009, the Content License Agreement was extended by an additional eight years for a total of ten years.  In connection with such extension, the Company agreed to issue to New China Media 4,000,000 shares of the Company’s Common Stock for $4,000.

Effective on June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd.  pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions.  In conjunction with Cooperation Agreement, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.

On August 29, 2008, the Company entered into a subscription agreement with YGP LLC, pursuant to which the Company sold 2.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.  The subscription agreement with YGP, LLC provided the Company with $250,000 in gross proceeds.  Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants.

On September 10, 2008, the Company, on the one hand, and Jay Rifkin, the Company’s President and Chief Executive Officer, and Rebel Holdings, LLC (“Rebel Holdings”), of which Mr. Rifkin is the sole managing member, on the other hand, entered into a Loan Consolidation and Amendment to Security Agreement (the “Loan Consolidation Agreement”), effective as of July 1, 2008. Pursuant to the Loan Consolidation Agreement, the parties agreed to consolidate various outstanding loans made to the Company by Jay Rifkin and Rebel Holdings (some of which are due and payable on demand), and other amounts incurred by or due to Mr. Rifkin, in each case through June 30, 2008, into one convertible promissory note payable to Rebel Holdings in the principal amount of $2,078,047, with a maturity date of July 1, 2010 and interest at the prime rate (the “Consolidated Note”). The Consolidated Note is comprised of a $556,307 secured convertible note owed to Rebel Holdings (the “Rebel Holdings Note”) that accrued simple interest at the rate of 4.5%; $1,063,000 loaned to the Company by Mr. Rifkin from December 2005 to December 2007; $82,000 loaned to the Company by Mr. Rifkin from January 15, 2008 to February 15, 2008; and $376,740 in other accrued amounts owed to Mr. Rifkin.

The Consolidated Note provides that the principal amount thereof shall, at the option of Rebel Holdings, be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company’s Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. Pursuant to a notice of conversion provided within the allowable time period, Rebel Holdings elected to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of Common Stock at $0.03 per share. As of December 31, 2008, the 69,268,233 shares of Common Stock related to the Consolidated Note have not been issued.

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

On July 13, 2006, William Horne, the Company’s former Chief Financial Officer and Director, loaned the Company $5,000. As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the “July 06 Note”) at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full. Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the “Conversion Note”), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the “Conversion Shares”). The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company’s Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note. At December 31, 2008, the Conversion Shares had not been issued.

Director Independence

Our board of directors currently consists of five members.  They are Jay Rifkin, William B. Horne, Alice M. Campbell, Alan Morelli and David M. Kaye.  Morelli and Kaye are independent directors.  We have determined their independence using the definition of independence set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14.             Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $40,000 and $90,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2008 and December 31, 2007, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

During the year ended 2008, we received additional professional services in the amount of $8,500 rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee was formed during the year ended December 31, 2005.  The fees for audit services were approved by our chief executive officer and the full board approved the financial statements filed on Forms 10-Q and 10-K.  Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)       Financial Statements

            Financial Statements are listed in the Table of Contents to the Financial Statements on page 50 of this report.

(2)       Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)       Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)

2.2
Letter Agreement dated December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2005)

2.3
Purchaser and Company Disclosure Schedules to Stock Purchase Agreement dated as of December 20, 2005 among Digicorp, Rebel Crew Films, Inc., Rebel Holdings, LLC and Cesar Chatel (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

3.1
Articles of Incorporation (Utah) (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)

3.2
Certificate of Incorporation of Digicorp, Inc. (Delaware) (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.3
State of Utah Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.4
State of Delaware Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation (Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006)

3.5
Certificate of Designation filed with the State of Delaware on May 23, 2008, authorizing our Series A Convertible Preferred Stock consisting of 500,000 shares, each of $.001 par value (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

3.6
Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware effective as of October 16, 2008 authorizing the increase of the number of our authorized shares of Common Stock, par value $.001 per share, from 60,000,000 to 500,000,000 and the number of our authorized shares of Preferred Stock, par value $.001 per share, from 1,000,000 to 2,000,000, and our name change from “Digicorp, Inc.” to “China Youth Media, Inc.” (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 16, 2008)

3.7	Bylaws (Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-33067) filed with the Securities and Exchange Commission on August 9, 2001)

3.8	Amendment No. 1 to Bylaws (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2005)

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

10.2
Assignment Agreement dated December 29, 2005 by and among Rebel Holdings, LLC, Digicorp and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.3
Security Agreement dated December 29, 2005 by and among Digicorp and Rebel Crew Holdings, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.4	Digicorp Stock Option and Restricted Stock Plan (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2005)

10.5
Employment Agreement effective as of September 30, 2005 by and between Digicorp and Jay Rifkin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.6
Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2005 between The Welk Group, Inc. and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.7
Subscription Agreement made as of April 20, 2006 by and between Digicorp and MLPF&S Custodian, FBO William B. Horne, IRA ((Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2006)

10.8
Placement Agreement dated April 26, 2006 between Digicorp and Ault Glazer Bodnar Securities LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.9
Content License Agreement dated June 2, 2008 by and between Digicorp, Inc. and New China Media, LLC, YGP, LLC and TWK Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.10
Supply Agreement for Content dated May 31, 2008 by and between Youth Media (Hong Kong) Limited, a subsidiary of the Company, Yes Television (Hong Kong) Limited, and New China Media LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.11
Cooperation Agreement effective as of June 10, 2008 by and between Youth Media (Hong Kong) Limited, a subsidiary of the Company, China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2008)

10.12
Loan Consolidation and Amendment to Security Agreement dated as of September 10, 2008 among Digicorp, Inc., Rebel Holdings, LLC and Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008)

10.13
Secured Convertible Consolidated Promissory Note between Digicorp, Inc. and Rebel Holdings, LLC, dated September 10, 2008 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008).

14.1
Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission on September 28, 2005)

21.1*	Subsidiaries of the Registrant

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: April 10, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jay Rifkin
Jay Rifkin	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 10, 2009

/s/ William B. Horne
William B. Horne	Director	April 10, 2009

/s/ Alice M. Campbell
Alice M. Campbell	Director	April 10, 2009

/s/ Alan Morelli
Alan Morelli	Director	April 10, 2009

/s/ David M. Kaye
David M. Kaye	Director	April 10, 2009

China Youth Media, Inc.
Consolidated Financial Statements

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of China Youth Media, Inc.

We have audited the accompanying consolidated balance sheet of China Youth Media, Inc. (Company) as of December 31, 2008 and 2007, and the related consolidated statement of income, stockholders’ equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Youth Media, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 10, 2008

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$34,425	$5,600
Accounts receivable, net	161,604	304,841
Inventories	—	15,436
Other current assets	112,500	19,865
TOTAL CURRENT ASSETS	308,529	345,742

Property and equipment, net	16,778	170,767
Intangible assets, net	8,537,503	394,935
Other Assets	98,968	—

TOTAL ASSETS	$8,961,778	$911,444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$197,582	$342,842
Accrued liabilities	848,006	575,601
Note payable - related party	5,000	1,068,000
Deferred revenue	—	69,672

TOTAL CURRENT LIABILITIES	1,050,588	2,056,115

LONG TERM LIABILITIES

Convertible notes payable - related party	2,228,047	556,307
Convertible note payable	250,000	—
Note payable	100,000
Debt discount - beneficial conversion feature	(207,489)	(116,216)

TOTAL LONG TERM LIABILITIES	2,370,558	440,091

TOTAL LIABILITIES	3,421,146	2,496,206

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized; 83,020 shares issued and outstanding at December 31, 2008; Zero shares issued and outstanding at December 31, 2007;	83	—
Common stock, $0.001 par value: 500,000,000 shares authorized; 71,828,439 shares issued and outstanding at December 31, 2008; 39,545,104 shares issued and outstanding at December 31, 2007;	71,828	39,545
Paid-in capital	16,313,219	6,243,079
Accumulated deficit	(10,844,498)	(7,867,386)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,540,632	(1,584,762)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,961,778	$911,444

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations (Audited)

	Years Ended
	December 31,	December 31,
	2008	2007

REVENUE

Sales	$106,898	$592,365

Total revenue	106,898	592,365

OPERATING EXPENSES

Cost of sales	54,678	196,895
Selling, general and administrative expenses	2,533,725	2,602,751

Total operating expenses	2,588,403	2,799,646

Operating loss	(2,481,505)	(2,207,281)

Other Income (expense)
Interest expense	(274,332)	(179,849)
Rental Income	148,103
Loss on Abandonment	(130,317)	—
Loss on Impairment Goodwill	(132,200)	—
Loss on Impairment IP Holdings	(106,861)	—

Total other income (expense)	(495,607)	(179,849)

LOSS BEFORE INCOME TAXES	(2,977,112)	(2,387,130)

PROVISION FOR INCOME TAXES	—	1,600

NET LOSS	$(2,977,112)	$(2,388,730)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,254,577	38,573,023

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,977,112)	$(2,388,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	130,317	—
Loss on Impairment of Goodwill	132,200	—
Loss on Impairment of IP Holdings	106,861	—
Depreciation	27,202	85,854
Amortization of licenses	820,182	144,845
Amortization of debt discount	135,078	38,739
Stock-based compensation to employees and directors	162,654	1,209,875
Changes in operating assets and liabilities:
Accounts receivable	143,237	(246,302)
Inventories	15,436	35,269
Other assets	33,397	9,294
Accounts payable and accrued liabilities	413,885	262,562
Deferred revenue	(69,672)	—

Net cash used in operating activities	(926,335)	(848,594)

Cash flows from investing activities:
Purchases of licenses and developed content	—	(12,000)
Purchases of property and equipment	(3,530)	(2,766)
Purchases of intangible assets	(2,010)	—

Net cash used in investing activities	(5,540)	(14,766)

Cash flows from financing activities:
Proceeds from issuance of common stock	347,500	270,610
Proceeds from issuance of preferred stock	31,200
Proceeds from issuance of convertible notes	250,000	—
Proceeds from issuance of convertible note related party	232,000	—
Proceeds from related party note	—	595,000
Proceeds from note	100,000	—

Net cash provided by financing activities	960,700	865,610

Net increase (decrease) in cash and cash equivalents	28,825	2,250

Cash and cash equivalents at beginning of period	5,600	3,350

Cash and cash equivalents at end of period	$34,425	$5,600

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$1,600
Interest paid	$—	$—

Non-cash investing and financing activity:

Beneficial conversion feature	$226,352	$50,000
Acquisition of intangible assets for stock	$9,199,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2008 and 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2006			37,239,002	$37,239	$4,714,900	$(5,478,656)	$(726,517)

Issuance of common stock			2,706,102	2,706	267,904		270,610

Beneficial Conversion Interest					50,000		50,000

Cancelation of common stock			(400,000)	(400)	400		—

Compensation expense, stock option issuances					1,209,875		1,209,875

Net loss						(2,388,730)	(2,388,730)

BALANCES, December 31, 2007	—	—	39,545,104	$39,545	$6,243,079	$(7,867,386)	$(1,584,762)

Issuance of preferred stock	83,020	83			9,211,717		9,211,799
Issuance of common stock			32,283,335	32,283	469,417		501,700
Debt Discount, net effect					226,352		226,352
Compensation expense, stock option issuances					162,654		162,654

Net loss						(2,977,112)	(2,977,112)

BALANCES, December 31, 2008	83,020	83	71,828,439	$71,828	$16,313,219	$(10,844,498)	$5,540,632

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

1. Description of Business

China Youth Media, Inc. ("the Company") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008, the Company's name changed from "Digicorp, Inc." to "China Youth Media, Inc." (the "Corporate Name Change").  As a result of the Corporate Name Change, our stock symbol changed to "CHYU" with the opening of trading on October 16, 2008 on the OTCBB.

China Youth Media, Inc.

China Youth Media, Inc. is a China focused youth marketing and media company whose business is to provide advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population.

Youth Media (BVI) Limited

On May 8, 2008, under the laws of the British Virgin Islands, the Company formed Youth Media (BVI) Limited ("YM BVI").  YM BVI is a wholly-owned subsidiary of the Company and was established for the purpose of incorporating the Company's wholly-owned subsidiary in Hong Kong.

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People's Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI and were formed by the Company to take advantage of its shift in business to aggregation and distribution of international content and advertising for Internet or online consumption in China.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment. The licensing transaction was part of an initiative to focus a significant amount of the Company's available resources to building and launching www.Koobee.com, our ITVN media portal in China.

ViraCast and Beat9.com

Our patent pending technology called ViraCast dynamically inserts and continuously updates interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  ViraCast digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks, and other pertinent data valuable to advertisers. Our customers benefit from our verifiable ad tracking by paying only for ads that are viewed, clicked or acted on.  Currently, ViraCast is available via our wholly-owned and operated website www.Beat9.com.

PerreoRadio.com

PerreoRadio.com is our wholly-owned and operated website targeted to the young, urban Latino demographic in both the United States and internationally. It offers online radio shows, podcasts, music, and music videos from some of the top DJ's from the United States, Latin America, and the Caribbean. PerreoRadio.com generates almost exclusively all revenue from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

During the year ended December 31, 2008, the Company, including its subsidiaries, generated revenue primarily from (i) digital content distribution; (ii) website ad revenue; and (iii) DVD sales.

During the fiscal year 2008, the Company generated approximately 44% of its revenue through the production and distribution of digital content and approximately 53% of its revenue through the direct sales of our home video content. In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties that distributed the Company's licensed content.  The Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet consumption in China.  Consequently, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all manufacturing and distribution of its home video library to Westlake Entertainment along with all day-to-day operations related to its home video library.  This agreement calls for a 25% - 50% distribution fee to Westlake on gross sales of licensed products.

The Company is organized in a single operating segment with no long-lived assets outside of the United States of America.  All of our revenues to date have been generated in the United States, but with the development of our China ITVN media portal, we expect that a portion of our future revenues will be from other countries.

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At December 31, 2008, the Company had an accumulated deficit of $10.8 million and a working capital deficit of $742,000.  During the year ended December 31, 2008, the Company incurred a loss of approximately $3 million.  During the year ended December 31, 2008, the Company primarily relied upon loans from its Chief Executive Officer and on debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is currently seeking additional financing and believes that these avenues will continue to be available to the Company to fund its operations, however no assurances can be made.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "US Dollar").  The Company’s subsidiaries use the US Dollar as their functional currency.  From time to time, and with the contemplation of expanding the Company's operations in China, the Company enters into transactions denominated in the currency of the People's Republic of China, whose principal unit is the Yuan ("Renminbi" or "RMB") and in the Hong Kong Dollar ("HK Dollar").  The transactions denominated in currencies other than the functional currency are translated into US Dollars at the exchange rates quoted by the Federal Reserve Bank of New York which represents the noon buying rate in the City of New York and are certified for customs purposes.  These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of December 31, 2008 because of their generally short term nature.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  In accordance with SFAS No. 142, no amortization is recorded for goodwill with indefinite useful life.  Goodwill impairment of approximately $132,000 related to PerreoRadio intangible assets was recognized during the year ended December 31, 2008. No goodwill impairment was recognized during the year ended December 31, 2007.

Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), intangible assets that are determined not to have an indefinite useful life are subject to amortization.  The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets.  Impairment of approximately $107,000 related to the licensed home video library intangible assets was recognized during the year ended December 31, 2008. No impairment was recognized during the year ended December 31, 2007.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"), which addresses the accounting for employee stock options.   SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123,  Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the years ended December 31, 2008 and December 31, 2007, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $163,000 and $1.2 million, respectively.

Revenue Recognition

Advertising Supported Intranet Television Network Media Website - Koobee is a large scale, advertising supported Intranet Television Network (ITVN) media portal that is initially targeting China’s campus based college students, estimated to total more than 30 million young people.  Koobee is a venue for marketers to deliver traditional TV spots and new media advertising campaigns to a vast, upwardly mobile, targeted demographic.  Advertisers and channel owners will have available to them multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that ensures clients realize value from unique and fully licensed content.  Koobee provides advertisers the impact of TV with the ROI of the Internet.  We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.   We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2009.

Digital Content Distribution. - ViraCast and www.Beat9.com - The Company generates revenue by dynamically inserting and continuously updating interactive, geo-targeted advertising into digital content, such as Internet videos, podcasts, etc.  Our patent pending technology, ViraCast, digitally embeds advertising into digital content that then has the ability to propagate virally across the Internet while continuously tracking ad consumption and user interaction.  ViraCast tracks impressions, clicks and other pertinent data valuable to advertisers.  Ads are provided from our publisher-affiliates and we generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

Website Ad Revenue. - www.PerreoRadio.com - We generate revenue from our wholly owned and operated website www.PerreoRadio.com. PerreoRadio.com generates revenue almost exclusively from the placement of ads on the website. We are a publisher-affiliate to all the large ad-network providers.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

DVD Sales. - The Company generates revenue through the direct sales of licensed content and licensing agreements.  In the past, through licensing agreements, the Company received advance payments as consideration for rights granted to third parties that distributed the Company's licensed content and were recorded as deferred revenue.  The Company recognized revenue under its licensing agreements as royalties that were earned upon shipment of licensed content to customers by the sub-licensor.   The Company reported deferred revenue of $70,000 at December 31, 2007.  During the year ended December 31, 2008, all license and distribution agreements related to the deferred revenue had expired.  Licensee acceptance could not be secured; i.e., reasonable effort was made, but documented royalty reports could not be attained, and given that the time period during which the contractual provisions that were in effect had lapsed, all deferred revenue was recognized on December 31, 2008.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Accounts receivable at December 31, 2008 and 2007 are presented net of an allowance for doubtful accounts of $15,000 and $5,000, respectfully.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts periodically.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company does not have any off-balance-sheet exposure related to its customers.  During the year ended December 31, 2008, given the current economic climate, the Company increased the allowance for doubtful accounts to $15,000.

Inventory

Inventories during the year ended December 31, 2008, consisting primarily of Spanish language DVD titles, are stated at the lower of cost (average) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.   Property and equipment at December 31, 2008 and 2007 are presented net of accumulated depreciation of $23,700 and $101,500, respectfully.  Depreciation expense for the years ended December 31, 2008 and 2007 was $27,200 and $85,900, respectively.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants ("APB No. 14"), Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments.

The Beneficial Conversion Feature ("BCF") of a convertible note, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R.  The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded  in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

 Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $7,000 and $2,000, respectively.

Shipping and Handlings Costs

Shipping and handling costs are classified as cost of sales.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)").  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  SFAS 141(R) is effective for the Company beginning January 1, 2009 and we will apply it prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. SFAS No. 160 is effective for the Company beginning January 1, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which is effective for fiscal years beginning after November 15, 2008. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses derivative instruments; b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning in the first quarter of fiscal 2009. We do not expect the adoption of SFAS No. 161 to have a material effect on the Company’s consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which is effective for fiscal years beginning after November 15, 2008. This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FAS No. 142-3 is effective for the Company beginning January 1, 2009. We do not expect the adoption of FAS No. 142-3 to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of  SFAS No. 162 to have a material impact on the Company’s income statement, financial position or cash flows.

3. Other Current Assets

On September 1, 2008 the Company entered into a Consulting Agreement ("Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.

The balance recorded in other current assets at December 31, 2008 corresponds to the current portion of the prepaid expense of $112,500 related to the Consulting Agreement with ACV, Inc.

4. Property and Equipment

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

Property and equipment at December 31, 2008 and 2007 consist of the following:

Property and Equipment	December 31,
	2008	2007
Computer Software and Equipment	$33,846	$265,616
Office Furniture and Equipment	6,628	6,629
Total Property and Equipment	40,474	272,245

Less: Accumulated Depreciation	(23,696)	(101,478)
Property and Equipment, net	$16,778	$170,767

5. Intangible Assets

Intangible assets consist of capitalized Content License Agreements, China IPTV & Mobile Licenses, license fees for licensed content the Company acquired from owners including producers, studios and distributors, as well as the Company's Koobee.com and PerreoRadio.com suite of websites and internet properties.

On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (collectively referred to as "Content Providers"). In consideration for the license to certain content by the Content Providers, the Content License Agreement provided for the issuance of 31,200 shares of the Company’s Series A Convertible Preferred Stock, that are convertible to 31,200,000 shares of the Company’s common stock.  The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock.  The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years.  The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

On June 10, 2008, the Company’s  subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) that provided for the issuance of an aggregate of 71,020 shares of the Company’s Series A Convertible Preferred Stock that are convertible to 71,200,000 shares of the Company common stock to three designees of CYN in consideration for, and in addition to any other right that is granted by CYN and CYI to YMHK. Under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”) and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  The Cooperation Agreement was valued at $6,391,800 based on the fair value of the associated underlying shares of the Company’s common stock.  The Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years.  The Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name.  Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Licensed content acquired is capitalized at the time of purchase.  The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term. The Company amortizes the capitalized license fees, on a straight line basis over the Title Term.   During the years ended December 31, 2008 and 2007, amortization expense related to the licensed content was $98,970 and $144,845, respectively.

In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties.  However, the Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet and online consumption in China.  Consequently, during the quarter ending December 31, 2008, recognizing that revenues and cash flows would be lower than expected from sales of its licensed home video library and licensing agreements with third parties, the Company determined that a triggering event had occurred and conducted an impairment analysis in the quarter ended December 31, 2008 which resulted in recording an impairment loss.  During the quarter ended December 31, 2008, the Company recognized an impairment charge of $106,861 related to our licensed home video library.

The PerreoRadio suite of websites consists of the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "PerreoRadio Assets" or "PerreoRadio"): Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.  The PerreoRadio Assets, initially valued at $160,000, were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names.  Therefore, the PerreoRadio Assets were not subject to amortization, but were rather subject to periodic evaluation for impairment.  During the quarter ending December 31, 2008, the Company determined that the revenue and cash flows would be lower than expected from the PerreoRadio Assets and as such, a triggering event occurred and we conducted an impairment analysis which resulted in the recognition of an impairment loss.  At December 31, 2008, the Company recognized a goodwill impairment charge of $132,000 related to the PerreoRadio Assets.

Intangible assets and accumulated amortization at December 31, 2008 and 2007 are comprised of the following:

Intangible Assets	December 31,
	2008	2007
China IPTV & Mobile Licenses	$6,391,800	$–
YesTV China IPTV Rights	2,808,000	–
Koobee	2,010	–
PerreoRadio Assets	27,800	$160,000
Licensed and Developed Content	283,104	677,599
Total Intangible Assets	9,512,714	837,599

Less: Accumulated Amortization	(975,211)	(442,664)
Intangible Assets, net	$8,537,503	$394,935

In connection with the China IPTV, Mobile and Licensed Content agreements, the Company expects to record the following amortization expense over the next four years:

Fiscal Year Ended	Amortization
December 31, 2009	$(660,390)
December 31, 2010	$(660,390)
December 31, 2011	$(660,390)
December 31, 2012	$(660,390)

In connection with the Licensed Content agreements of our home video library, the Company expects to record the following amortization expense over the next four years:

Fiscal Year Ended	Amortization
December 31, 2009	$(16,672)
December 31, 2010	$(10,286)
December 31, 2011	$(2,676)
December 31, 2012	$–

6. Other Assets

The balance recorded in other current assets at December 31, 2008 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $4,100 of deferred rental income, and the long-term portion of the prepaid expense of $75,000 related to the Consulting Agreement with ACV, Inc.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company's deferred tax assets as of December 31, 2008 and 2007 are as follows:

Deferred Tax Asset	December 31,
	2008	2007
Federal Net Operating Loss Carryforward	$2,589,137	$1, 698,786
State Net Operating Loss Carryforward	671,575	441,109
Stock Based Compensation	2,650,593	2, 580,912
Basis difference in assets and other	117,810	-
Deferred Revenue	-	29,847
Beneficial Conversion Feature	(88,888)	(49,787)

Total Gross Deferred Tax Asset	5,940,226	4,700,867
Less Valuation Allowance	(5,940,226)	(4,700,867)

Net Deferred Tax Asset	$-	$-

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Based upon the Company's loss for the year ended December 31, 2008, the Company has provided a valuation allowance in the amount of $5,940,000, an increase of $1,240,000.  The amount of deferred tax assets considered realizable could change if future taxable income is realized.  A component of the Company's deferred tax assets are federal and state net operating loss carryforwards of approximately $7.62 million and $7.60 million, respectively, for the year ended December 31, 2008.  A greater than 50% change in the ownership of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382.  The Company believes that such a change occurred on December 29, 2005 and again during the year ended December 31, 2008.  The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change dates.  The net operating losses will begin to expire in 2021 and 2011, respectively.

At December 31, 2008 and 2007, the Company did not have a tax provision.  During the year ended December 31, 2008, the Company recorded $1,600 in franchise tax fees to the State of California.

For the years ended December 31, 2008 and 2007, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31,
	2008	2007
Federal statutory tax rate	(34)%	(34)%
State and local income taxes, net of federal tax benefit	0.00%	0.04%
Non deductible items	0.08%	0.05%
Valuation allowance	33.94%	33.97%

Total effective tax rate	0.02%	0.06%

8. Loss Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflect the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise result in the issuance of common stock that is then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of Loss per Common Share.

As of December 31, 2008, there were outstanding (i) 6,983,333 options and 550,000 warrants issued pursuant to the Company's Stock Option Plan, (ii) 1,400,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, (iii) 83,020,000 shares reserved for issuance upon conversion of  Series A Convertible Preferred Stock and (iv)  73,712,678 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

9. Accrued Liabilities

Accrued liabilities at December 31, 2008 and 2007 are comprised of the following:

Accrued Liabilities	December 31,
	2008	2007
Obligations on license agreements	$47,595	$47,595
Accrued salaries	330,000	353,182
Accrued professional fees	90,000	-
Interest	77,016	127,414
Deferred rent expense	25,899	-
Sublease security deposits	32,000	-
Accrued vendor liabilities	200,082	-
Other	45,414	47,410
	$848,006	$575,601

10. Note Payable - Related Party

See Note 13. Convertible Note Payable - Related Party for a discussion related to the Loan Consolidation and Amendment to Security Agreement entered into by the Company, on the one hand, and Jay Rifkin, the Company's President and Chief Executive Officer, and Rebel Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member, on the other hand.

On July 13, 2006, William Horne, the Company's former Chief Financial Officer and Director, loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the "July 06 Note") at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.  Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the "Conversion Note"), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the "Conversion Shares"). The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company's Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note.  At December 31, 2008, the Conversion Shares had not been issued.

11. Deferred Revenue

In the past, through licensing agreements, the Company received advance payments as consideration for rights granted to third parties that distributed the Company's licensed content which were recorded as deferred revenue.  The Company recognized revenue under its licensing agreements as royalties were earned.  The Company reported deferred revenue of $70,000 at December 31, 2007.  During the year ended December 31, 2008, all license and distribution agreements related to the deferred revenue had expired.  Licensee acceptance could not be secured- i.e., reasonable effort was made, but documented royalty reports could not be attained- and given that the time period during which the contractual provisions that were in effect had lapsed, all deferred revenue was recognized on December 31, 2008.

12.  Convertible Note Payable - Related Party

Rebel Holdings Convertible Note

On September 10, 2008, the Company, on the one hand, and Jay Rifkin, the Company's President and Chief Executive Officer, and Rebel Holdings, LLC ("Rebel Holdings"), of which Mr. Rifkin is the sole managing member, on the other hand, entered into a Loan Consolidation and Amendment to Security Agreement (the "Loan Consolidation Agreement"), effective as of July 1, 2008.  Pursuant to the Loan Consolidation Agreement, the parties agreed to consolidate various outstanding loans made to the Company by Jay Rifkin and Rebel Holdings (some of which are due and payable on demand), and other amounts incurred by or due to Mr. Rifkin, in each case through June 30, 2008, into one convertible promissory note payable to Rebel Holdings in the principal amount of $2,078,047, with a maturity date of July 1, 2010 and interest at the prime rate (the "Consolidated Note"). The Consolidated Note is comprised of a $556,307 secured convertible note owed to Rebel Holdings (the "Rebel Holdings Note") that accrued simple interest at the rate of 4.5%; $1,063,000 loaned to the Company by Mr. Rifkin from December 2005 to December 2007; $82,000 loaned to the Company by Mr. Rifkin from January 15, 2008 to February 15, 2008; and $376,740 in other accrued amounts owed to Mr. Rifkin.

The Consolidated Note provides that the principal amount thereof shall, at the option of Rebel Holdings, be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company's Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. Pursuant to a notice of conversion provided within the allowable time period, Rebel Holdings elected to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of Common Stock at $0.03 per share.  As of December 31, 2008, the 69,268,233 shares of Common Stock related to the Consolidated Note have not been issued.

Debt Discount attributable to the beneficial conversion feature of the Rebel Holdings Note remaining at the effective date of the Consolidated Note, July 1, 2008, was $96,847.  As noted above, the Rebel Holdings Note, was consolidated into the Consolidated Note. Consequently, the debt discount attributable to the beneficial conversion feature of the Rebel Holdings Note was expensed as a non-cash interest expense.

Mojo Music Convertible Note

Other convertible notes payable - related party — On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. (“Mojo Music”). Jay Rifkin, the Company’s President and Chief Executive Officer, is the sole managing member of Mojo Music. The Company sold 1.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with Mojo Music provided the Company with $150,000 in gross proceeds. Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. See Note 21 Warrants.

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2008, interest expense of $4,800 has been recorded from the debt discount amortization.

13.  Convertible Note Payable

Convertible notes payable — On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC (“YGP, LLC”). The Company sold 2.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YPG, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants. See Note 21 Warrants.

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2008, interest expense of $14,200 has been recorded from the debt discount amortization.

14. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Finance Media Limited (“XFM”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”) (YMHK, YMBJ and CYI henceforth the “JV Companies”).  Pursuant to the Joint Venture agreement, XFM will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  Each of the JV Companies shall be obligated on a joint and several basis, following written notice from XFM, to return, repay or reimburse, as the case may be, all of the working capital provided by XFM, upon demand by XFM in the sole discretion of XFM with twelve months notice following the conclusion of the twelve month period ending December 31, 2009, together with interest accrued at an annual rate of 7 percent.  The earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  At December 31, 2008, the Joint Venture Agreement with XFM provided the Company with $100,000 in gross proceeds and the Company recognized the amount as a $100,000 principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.  See Note 20 Subsequent Events for additional principal amounts from XFM related to the Joint Venture Agreement.

15.  Debt Discount - Beneficial Conversion Feature

Debt Discount attributable to the beneficial conversion feature of the Rebel Holdings Note remaining at December 31, 2007 and at the effective date of the Consolidated Note, July 1, 2008, was $116,216 and $96,847, respectively.  As noted in Note 13 Convertible Note Payable - Related Party, the Rebel Holdings Note was consolidated into the Consolidated Note, and consequently, the debt discount attributable to the beneficial conversion feature was expensed as non-cash interest expense.

16. Customer Concentrations

During the year ended December 31, 2008, the Company had sales to two customers that accounted almost exclusively for total sales.  At December 31, 2008, these customers owed to the Company $77,000 and $96,000. However, with the Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet and online consumption in China, the Company anticipates a significant reduction in sales of the Company's licensed content.

17. Commitment and Contingencies

Rent expense during the years ended December 31, 2008 and 2007 was $232,000 and $140,000, respectively.  In August 2005, the Company entered into a commercial lease agreement for office space.  The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012.  Further, on each anniversary date, the base rent is subject to a 3% increase over the previous year.

In March 2006, the Company entered into a commercial lease agreement for additional office space (the "Hollman Lease").  The Hollman Lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties.  It is expected that the future lease payment obligation of the Company related to the Hollman Lease will be completely offset by the subleases and it is anticipated that they will remain subleased for the remaining term of the Hollman Lease.  For the year ended December 31, 2008, the sublease agreements resulted in $148,100 in gross revenues.

On July 15, 2008, the Company entered into a commercial lease agreement for office space in Beijing, China.  The lease requires monthly payments of $1,500 for twelve months. Approximate future minimum rent payments under these leases are as follows:

Operating Lease Payments	Minimum Payments
2009	$249,155
2010	239,566
2011	82,757
2013	63,508
Total	$634,986

18. Stock Based Compensation

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

A summary of stock option activity for the year ended December 31, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	5,279,167	9,720,833	0.73	7.92	-
Grants	(1,570,000)	1,570,000	-	-	-
Cancellations	4,147,500	(4,147,500)	0.50	6.07	-

December 31, 2007	7,856,667	7,143,333	0.73	7.95	-
Grants	(-)	-	-	-	-
Cancellations	160,000	(160,000)	0.14	8.91	-

December 31, 2008	8,016,667	6,983,333	0.74	6.91	-

Options exercisable at:
December 31, 2006		4,204,167	0.58	6.51	-
December 31, 2007		3,941,667	0.78	8.10	-
December 31, 2008		6,383,333	0.80	6.80	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. There have not been any options exercised during the years ended December 31, 2008 or 2007.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	5,516,667	$0.78
Granted	1,570,000	0.11
Vested	(2,112,500)	0.73
Forfeited	(2,451,667)	0.53
Nonvested at December 31, 2007	2,522,500	$0.64
Granted	-	-
Vested	(1,968,750)	0.77
Forfeited	(160,000)	0.13
Nonvested at December 31, 2008	393,750	$0.15

All outstanding stock-based compensation awards that the Company granted in 2008 and 2007 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
Black Scholes Pricing Model Assumptions	2008	2007
Weighted average risk free interest rate	3.92%	4.27%
Weighted average life (in years)	4.44	5
Volatility	138 - 155%	138 - 155%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	0.65	0.56

During the years ended December 31, 2008 and December 31, 2007, stock-based compensation totaling $163,000 and $1.2 million, respectively, was recorded by the Company. During the years ended December 31, 2008 and December 31, 2007, total unrecognized compensation cost related to unvested stock options was $93,000 and $770,000.  The cost is expected to be recognized over a weighted average period of 1.36 years.

19. Equity Transactions

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

Common Stock

During the period April 2007 to June 2007, the Company sold 2,150,000 shares of its common stock to several unaffiliated accredited investors at a price of $0.10 per share, resulting in gross proceeds of $215,000.

On September 30, 2007, the Company entered into a Termination Agreement (the “Termination Agreement”) with Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”). From March 23, 2006 through September 28, 2006, the Company was a party to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with AGB Acquisition Fund. The Revolving Line of Credit allowed for the Company to request advances totaling an aggregate of up to $150,000 from AGB Acquisition Fund. At December 31, 2006, the Company had borrowed $50,000 against the Revolving Line of Credit, all of which was due January 31, 2007. Amounts borrowed against the Revolving Line of Credit were evidenced by Convertible Secured Promissory Notes (the “Convertible Notes”) which allowed for the conversion of all or any part of the outstanding principal balance of the Convertible Notes, including any accrued interest thereon, into shares of our common stock at a price equal to the lesser of the closing price of our common stock on March 23, 2006 or the share price of our common stock offered in our next round of financing in a private placement offering completed while the principal balance of the Convertible Notes were outstanding. This note was not repaid by the scheduled maturity, and we subsequently entered into a Loan Modification Agreement (“Modification Agreement”) with AGB Acquisition Fund. On September 30, 2007, we entered into a Termination Agreement with AGB Acquisition Fund that terminated and cancelled the Convertible Notes and Modification Agreements. In consideration to AGB Acquisition Fund for the termination and cancellation of the Convertible Notes and Modification Agreements, the Company converted the principal amount and all interest accrued from inception of the Convertible Notes through the date of the Termination Agreement into an aggregate of 556,102 shares of our common stock at a price of $0.10 per share.

We sold the following equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Preferred Stock - Series A

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

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively.  On December 16, 2008, pursuant to a notice of conversion, New China Media and YGP agreed to convert the entire amount of their respective shares of Series A Convertible Preferred Stock of the Company into 3,000,000 and 16,200,000 shares of Common Stock, respectively.

On June 10, 2008, the Company’s subsidiary, YMHK, entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).  In conjunction with the Cooperation Agreement, on June 10, 2008, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN.

Common Stock

During March 2008, the Company sold 10,000,000 shares of its common stock to an unaffiliated accredited investor at a price of $0.03 per share, resulting in gross proceeds of $300,000.

During June 2008, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the accredited investors an aggregate of 1,583,335 shares of its common stock.  These issuances resulted in aggregate gross proceeds to the Company of $47,500.

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC ("YGP, LLC"), pursuant to which the Company sold 2.5 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note (the "YGP, LLC Note") due three years from its issuance and 350,000 Common Stock Purchase Warrants, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share subject to the Company's filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance.  The subscription agreement with YGP, LLC provided the Company with $250,000 in gross proceeds.  Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants.

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

During September 2008, the Company issued 1.5 million shares to American Capital Ventures, Inc. ("ACV, Inc.") pursuant to the terms of a Consulting Agreement entered into by the Company on September 1, 2008. ACV, Inc. will provide the Company with investor relations consulting services for a period of two years. In consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares were issued and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.  On February 6, 2009, pursuant to a letter of instruction from ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.

20. Warrants

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.

During September 2008, the Company entered into subscription agreements with Year of the Golden Pig, LLC ("YGP, LLC") and with Mojo Music, Inc. ("Mojo Music"), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.

The following table summarizes information about common stock warrants outstanding at December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.15	250,000	0.26	$0.02	250,000	$0.02
$ 0.65	300,000	0.27	0.10	300,000	0.10
$ 0.09	875,000	2.09	0.04	875,000	0.04
$ 0.09	525,000	1.28	0.02	525,000	0.02
$ 0.09 - $0.65	1,950,000	3.90	$0.18	1,950,000	$0.18

21. Subsequent Events

On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years.  In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company's common stock.  The Content License Agreement extension was valued at $604,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.

On January 9, 2009 and on February 10, 2009, pursuant to the Joint Venture agreement (see Note 15 Note Payable), XFM provided the Company with the scheduled working capital monthly increments as provided for in the budget as set forth in the business plans, of $227,000 and $203,000. The Company recognized the amounts as $227,000 and $203,000 principal amounts of 7% Promissory Notes (the "Xinhua Notes") due January 1, 2011.

On February 6, 2009, pursuant to a letter of instruction from ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.