Form 10-Q
period 2009-03-31
China Youth Media, Inc.
filed 2009-05-15
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009

Commission File Number: 000-33067

CHINA YOUTH MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Unit B, Marina Del Rey, CA 90292
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 728-1450

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2009, the issuer had 157,346,672 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,813	$34,425
Accounts receivable, net	161,604	161,604
Other current assets	112,500	112,500
TOTAL CURRENT ASSETS	505,917	308,529

Property and equipment, net	17,122	16,778
Intangible assets, net	8,973,884	8,537,503
Other Assets	71,955	98,968

TOTAL ASSETS	$9,568,878	$8,961,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$196,840	$197,582
Accrued liabilities	876,195	848,006
Note payable - related party	5,000	5,000

TOTAL CURRENT LIABILITIES	1,078,035	1,050,588

LONG TERM LIABILITIES

Convertible notes payable - related party	2,228,047	2,228,047
Convertible note payable	250,000	250,000
Note payable	748,510	100,000
Debt discount - beneficial conversion feature	(188,626)	(207,489)

TOTAL LONG TERM LIABILITIES	3,037,931	2,370,558

TOTAL LIABILITIES	4,115,966	3,421,146
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized; 83,020 shares issued and outstanding at March 31, 2009 and December 31, 2008;	83	83
Common stock, $0.001 par value: 500,000,000 shares authorized; 76,078,439 shares issued and outstanding at March 31, 2009; 71,828,439 shares issued and outstanding at December 31, 2009;	76,078	71,828
Paid-in capital	16,936,596	16,313,219
Accumulated deficit	(11,559,845)	(10,844,498)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,452,912	5,540,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,568,878	$8,961,778

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUE
Sales	$—	$76,149
Total revenue	—	76,149

OPERATING EXPENSES
Cost of sales	—	16,209
Selling, general and administrative expenses	695,016	379,095

Total operating expenses	695,016	395,304

Operating loss	(695,016)	(319,155)

Other Income (expense)
Interest expense	(69,693)	(39,774)
Rental Income	49,362	—
Loss on Abandonment	—	(130,317)

Total other income (expense)	(20,331)	(170,091)

LOSS BEFORE INCOME TAXES	(715,347)	(489,246)

PROVISION FOR INCOME TAXES	—	1,600

NET LOSS	$(715,347)	$(490,846)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	73,958,995	39,767,440

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(715,347)	$(490,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	—	130,317
Depreciation	1,913	21,533
Amortization of licenses	169,442	31,211
Amortization of debt discount	18,863	9,684
Stock-based compensation to employees and directors	1,127	49,342
Changes in operating assets and liabilities:
Accounts receivable	—	3,798
Inventories	—	15,436
Other assets	27,013	—
Accounts payable and accrued liabilities	49,947	72,566
Deferred revenue	—	—

Net cash used in operating activities	(447,042)	(156,959)

Cash flows from investing activities:
Purchases of property and equipment	(2,257)	—
Purchases of intangible assets	(5,823)	—

Net cash used in investing activities	(8,080)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	300,000
Proceeds from related party note	—	82,000
Proceeds from note	648,510	—

Net cash provided by financing activities	652,510	382,000

Net increase (decrease) in cash and cash equivalents	197,388	225,041

Cash and cash equivalents at beginning of period	34,425	5,600

Cash and cash equivalents at end of period	$231,813	$230,641

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$1,600

Non-cash investing and financing activity:

Shares issued pursuant to consulting agreement	$22,500	$—
Acquisition of intangible assets for stock	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2009

1. Description of Business

China Youth Media, Inc. (“the Company”) was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware which took effect as of October 16, 2008, the Company’s name changed from “Digicorp, Inc.” to “China Youth Media, Inc.” (the “Corporate Name Change”).  As a result of the Corporate Name Change, our stock symbol changed to “CHYU” with the opening of trading on October 16, 2008 on the OTCBB.

China Youth Media, Inc.

China Youth Media, Inc. is a China focused youth marketing and media company whose business is to provide advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population.

Youth Media (BVI) Limited

On May 8, 2008, under the laws of the British Virgin Islands, the Company formed Youth Media (BVI) Limited (“YM BVI”).  YM BVI is a wholly-owned subsidiary of the Company and was established for the purpose of incorporating the Company’s wholly-owned subsidiary in Hong Kong.

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited (“YMHK”), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People’s Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI and were formed by the Company to take advantage of its shift in business to aggregation and distribution of international content and advertising for Internet or online consumption in China.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment. The licensing transaction was part of an initiative to focus a significant amount of the Company’s available resources to building and launching www.Koobee.com, our ITVN media portal in China.

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

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2009, the Company had an accumulated deficit of $11.6 million and a working capital deficit of $572,000.  During the three months ended March 31, 2009, the Company incurred a loss of approximately $715,000.  During the three months ended March 31, 2009, the Company primarily relied upon debt and equity investments to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management is currently seeking additional financing and believes that these avenues will continue to be available to the Company to fund its operations, however no assurances can be made.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “US Dollar”).  From time to time, and with the contemplation of expanding the Company’s operations in China, the Company enters into transactions denominated in the currency of the People’s Republic of China, whose principal unit is the Yuan (“Renminbi” or “RMB”) and in the Hong Kong Dollar (“HK Dollar”).  The transactions denominated in currencies other than the functional currency are translated into US Dollars at the exchange rates quoted by the Federal Reserve Bank of New York which represents the noon buying rate in the City of New York and are certified for customs purposes.  These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction. During the three months ended March 31, 2009, exchange rate fluctuations between the US Dollar and the PRC RMB were relatively flat and the Company did not recognize any exchange rate gains or losses.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of March 31, 2009 because of their generally short term nature.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  In accordance with SFAS No. 142, no amortization is recorded for goodwill with indefinite useful life.  No goodwill impairment was recognized during the three months ended March 31, 2009 and 2008.

Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), intangible assets that are determined not to have an indefinite useful life are subject to amortization.  The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets.  No impairment was recognized during the three months ended March 31, 2009 and 2008.

Website Development Costs

The Company accounts for development costs associated with Koobee according to the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs directly related to the development of the website infrastructure are capitalized. Other costs including planning, maintenance, and operating costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”), which addresses the accounting for employee stock options.   SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123,  Accounting-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the three months ended March 31, 2009 and March 31, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company’s employees, directors and consultants of $1,100 and $49,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Accounts receivable at March 31, 2009 and December 31, 2008 are presented net of an allowance for doubtful accounts of $15,000 and 15,000, respectfully.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts periodically.  Past due balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote.  The Company does not have any off-balance-sheet exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.   Property and equipment at March 31, 2009 and December 31, 2008 are presented net of accumulated depreciation of $25,600 and $23,700, respectfully.  Depreciation expense for the three months ended March 31, 2009 and 2008 was $2,000 and $22,000, respectively.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (“APB No. 14”), Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments.

The Beneficial Conversion Feature (“BCF”) of a convertible note, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R.  The only difference is that the contractual life of the warrants is used.

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

 Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was $900 and $800, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”).  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination.  SFAS 141(R) is effective for the Company beginning January 1, 2009 and we will apply it prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. SFAS No. 160 is effective for the Company beginning January 1, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

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

3. Other Current Assets

On September 1, 2008 the Company entered into a Consulting Agreement (“Consulting Agreement”) with American Capital Ventures, Inc. (“ACV, Inc.”). Pursuant to the terms of the Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company’s Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company’s common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.

The balance recorded in other current assets at March 31, 2009 corresponds to the current portion of the prepaid expense of $112,500 related to the Consulting Agreement with ACV, Inc.

4. Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consist of the following:

Property and Equipment	March 31	December 31,
	2009	2008
Computer Software and Equipment	$36,103	$33,846
Office Furniture and Equipment	6,628	6,628
Total Property and Equipment	42,731	40,474

Less: Accumulated Depreciation	(25,608)	(23,696)
Property and Equipment, net	$17,123	$16,778

5. Intangible Assets

Intangible assets consist of capitalized Content License Agreements, China IPTV & Mobile Licenses, license fees for licensed content the Company acquired from owners including producers, studios and distributors, as well as the Company’s Koobee.com and PerreoRadio.com suite of websites and internet properties.

On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (collectively referred to as “Content Providers”). In consideration for the license to certain content by the Content Providers, the Content License Agreement provided for the issuance of 31,200 shares of the Company’s Series A Convertible Preferred Stock, that are convertible to 31,200,000 shares of the Company’s common stock.  The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock.  The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years.  The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years.  In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company’s common stock.  The Content License Agreement extension was valued at $604,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name.  Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Licensed content acquired is capitalized at the time of purchase.  The term of the licensed content agreements usually vary between one to five years (the “Title Term”). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term. The Company amortizes the capitalized license fees, on a straight line basis over the Title Term.   During the three months ended March 31, 2009 and 2008, amortization expense related to the licensed content was $4,300 and $31,200, respectively.

The PerreoRadio suite of websites consists of the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the “PerreoRadio Assets” or “PerreoRadio”): Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com.

Intangible assets and accumulated amortization at March 31, 2009 and December 31, 2008 are comprised of the following:

Intangible Assets	March 31,	December 31,
	2009	2008
China IPTV & Mobile Licenses	$6,391,800	$6,391,800
YesTV China IPTV Rights	3,408,,000	2,808,000
Koobee	7,833	2,010
PerreoRadio Assets	27,800	$27,800
Licensed and Developed Content	283,104	283,104
Total Intangible Assets	10,118,537	9,512,714

Less: Accumulated Amortization	(1,144,653)	(975,211)
Intangible Assets, net	$8,973,884	$8,537,503

6. Other Assets

The balance recorded in other current assets at March 31, 2009 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $5,200 of deferred rental income, and the long-term portion of the prepaid expense of $47,000 related to the Consulting Agreement with ACV, Inc.

7. Loss Per Common Share

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

As of March 31, 2009, there were outstanding (i) 6,925,000 options and 58,333 warrants issued pursuant to the Company’s Stock Option Plan, (ii) 1,950,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company’s Stock Option Plan, (iii) 83,020,000 shares reserved for issuance upon conversion of  Series A Convertible Preferred Stock, (iv)  74,147,467 shares reserved for issuance upon conversion of outstanding convertible promissory notes, and (v) 750,000 reserved for issuance pursuant to the Consulting Agreement with ACV, Inc.

8. Accrued Liabilities

Accrued liabilities at March 31, 2009 and December 31, 2008 are comprised of the following:

Accrued Liabilities	March 31,	December 31,
	2009	2008
Obligations on license agreements	$47,595	$47,595
Accrued salaries	330,000	330,000
Accrued professional fees	67,500	90,000
Interest	127,847	77,016
Deferred rent expense	—	25,899
Sublease security deposits	32,000	32,000
Accrued vendor liabilities	200,082	200,082
Other	45,414	45,414
	$850,438	$848,006

9. Note Payable - Related Party

On July 13, 2006, William Horne, the Company’s former Chief Financial Officer and Director, loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the “July 06 Note”) at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.  Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the “Conversion Note”), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the “Conversion Shares”). The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company’s Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note.  At March 31, 2009, the Conversion Shares had not been issued.

10.  Convertible Note Payable - Related Party

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

The Consolidated Note provides that the principal amount thereof shall, at the option of Rebel Holdings, be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company’s Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. Pursuant to a notice of conversion provided within the allowable time period, Rebel Holdings elected to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of Common Stock at $0.03 per share.  As of March 31, 2009, the 69,268,233 shares of Common Stock related to the Consolidated Note have not been issued.

Mojo Music Convertible Note

Other convertible notes payable - related party — On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. (“Mojo Music”). Jay Rifkin, the Company’s President and Chief Executive Officer, is the sole managing member of Mojo Music. The Company sold 1.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with Mojo Music provided the Company with $150,000 in gross proceeds. Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. See Note 16 Warrants.

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2009, interest expense of $2,400 has been recorded from the debt discount amortization.

11.  Convertible Note Payable

Convertible note payable — On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC (“YGP, LLC”). The Company sold 2.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YPG, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants. See Note 16 Warrants.

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2009, interest expense of $9,400 has been recorded from the debt discount amortization.

12. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Finance Media Limited (“XFM”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”) (YMHK, YMBJ and CYI henceforth the “JV Companies”).  Pursuant to the Joint Venture agreement, XFM will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  Each of the JV Companies shall be obligated on a joint and several basis, following written notice from XFM, to return, repay or reimburse, as the case may be, all of the working capital provided by XFM, upon demand by XFM in the sole discretion of XFM with twelve months notice following the conclusion of the twelve month period ending December 31, 2009, together with interest accrued at an annual rate of 7 percent.  The earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  At March 31, 2009, the Joint Venture Agreement with XFM provided the Company with $749,000 in gross proceeds and the Company recognized the amount as a $749,000 principal amount of a 7% Promissory Note (the “Xinhua Note”) due January 1, 2011.  See Note 17 Subsequent Events for additional principal amounts from XFM related to the Joint Venture Agreement.

13.  Debt Discount - Beneficial Conversion Feature

As noted in Note 10 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note.

As noted in Note 11 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note.

14. Stock Based Compensation

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

A summary of stock option activity for the year ended March 31, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2008	8,016,667	6,983,333	0.74	6.91	―
Grants	―	―
Cancellations	―	―
March 31, 2009
	8,016,667	6,983,333	0.75	6.64	―
Options exercisable at:
December 31, 2008		6,383,333	0.80	6.80	―
March 31, 2009		6,320,833	0.80	6.54	―

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. There have not been any options exercised during the three months ended March 31, 2009 or 2008.

During the three months ended March 31, 2009 there was no stock-based compensation awards granted by the Company.  All outstanding stock-based compensation awards that the Company granted in 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes options pricing model.

During the three months ended March 31, 2009 and 2008, stock-based compensation totaling $1,100 and $49,000, respectively, was recorded by the Company. During the three months ended March 31, 2009 and 2008, total unrecognized compensation cost related to unvested stock options was $28,000 and $174,000.  The cost is expected to be recognized over a weighted average period of 1.86 years.

15. Equity Transactions

Recent Sales of Unregistered Securities

We issued the following equity securities during the three months ended March 31, 2009 and 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years.  In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company’s common stock.  The Content License Agreement extension was valued at $604,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.  See Note 5 Intangible Assets.

On February 6, 2009, pursuant to a letter of instruction from ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company’s common stock that will be deducted from the 1,000,000 (one million) shares of the Company’s common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company’s common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.

16. Warrants

During 2005, the Company issued a total of 550,000 warrants, outside of its 2005 Plan, to purchase shares of common stock at prices ranging from $0.145 to $0.65 per share to consultants.

During September 2008, the Company entered into subscription agreements with Year of the Golden Pig, LLC (“YGP, LLC”) and with Mojo Music, Inc. (“Mojo Music”), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.

The following table summarizes information about common stock warrants outstanding at March 31, 2009:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.22	$0.02	250,000	$0.02
$0.65	300,000	0.23	0.10	300,000	0.10
$0.09	875,000	1.98	0.04	875,000	0.04
$0.09	525,000	1.21	0.02	525,000	0.02
$0.09 - $0.65	1,950,000	3.64	$0.18	1,950,000	$0.18

17. Subsequent Events

 On April 9, 2009, pursuant to the Joint Venture agreement (see Note 12 Note Payable), XFM advanced the Company $223,662.  The advance was consistent with the monthly scheduled working capital needs of the Company, as provided for in the budget as set forth in the business plans. The Company recognized the $223,662 as additional principal on the 7% Promissory Note due January 1, 2011.

On September 30, 2005, the Company granted Jay Rifkin, our Chief Executive Officer and Chairman of the Board, options to purchase 4,400,000 shares of common stock with an exercise price of $0.85 per share, which vested annually over a period of three years from the date granted and which became fully vested on September 30, 2008. On May 11, 2009, with Mr. Rifkin’s consent, the Company canceled the options to purchase 4,400,000 shares of common stock.  Further, on May 11, 2009, the Company granted Mr. Rifkin immediately vested options to purchase 3,750,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant, $0.13 per share..

On May 11, 2009, the Company granted Jay Rifkin, our Chief Executive Officer and Chairman of the Board, options to purchase 20,000,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant, $0.13 per share, and which such stock options shall vest over a period of 4 years from the date of grant.

On July 20, 2005, the Company granted to each of Alice Campbell and William Horne, members of our Board of Directors, options to purchase 350,000 and 400,000 shares of common stock, respectively.  The stock options had an exercise price of $0.25 per share and were vested on the date granted. On May 11, 2009, with the consent of Ms. Campbell and Mr. Horne, the Company canceled these options.  Further, on May 11, 2009, the Company granted to each of Ms. Campbell and Mr. Horne immediately vested options to purchase 300,000 and 350,000 shares of common stock, respectively, with an exercise price equal to the closing price of the Company’s common on the date of grant, $0.13 per share.

On December 29, 2005, the Company granted to each of David M. Kaye and Alan Morelli, members of our Board of Directors, options to purchase 350,000 shares of common stock with an exercise price of $1.50 per share, which vested annually over a period of three years from the date of their board appointment, March 26, 2006 and which became fully vested on March 26, 2009. On May 11, 2009, with the consent of Mr. Kaye and Mr. Morelli, the Company canceled these options.  Further, on May 11, 2009, the Company granted to each of Mr. Kaye and Mr. Morelli immediately vested options to purchase 275,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant, $0.13 per share.

On May 11, 2008, the Company granted to each of the members of our Board of Directors, as consideration for service on our Board of Directors, options to purchase 2,000,000 shares of common stock with an exercise price equal to the closing price of the Company’s common on the date of grant, $0.13 per share, and which such stock options shall vest over a period of 4 years from the date of grant.

On May 11, 2009, the Company granted to three employees options to purchase an aggregate of 7,000,000 shares of common stock with an exercise price of $0.13 per share. A fraction of these stock options were vested on the date of grant with the remaining amount vesting over a period of 4 years from the date of grant..

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively.  On May 14, 2009 the Company issued 12,000,000 shares of common stock to TWK, pursuant to a notice of conversion, in which TWK agreed to convert the entire amount of their shares of Series A Convertible Preferred Stock of the Company into 12,000,000 shares of common stock.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 10, 2008, the Company, on the one hand, and Jay Rifkin, the Company’s President and Chief Executive Officer, and Rebel Holdings, LLC (“Rebel Holdings”), of which Mr. Rifkin is the sole managing member, on the other hand, entered into a Loan Consolidation and Amendment to Security Agreement (the “Loan Consolidation Agreement”), effective as of July 1, 2008. Pursuant to the Loan Consolidation Agreement, the parties agreed to consolidate various outstanding loans made to the Company by Jay Rifkin and Rebel Holdings and other amounts incurred by or due to Mr. Rifkin, in each case through June 30, 2008, into one convertible promissory note payable to Rebel Holdings in the principal amount of $2,078,047, with a maturity date of July 1, 2010 and interest at the prime rate (the “Consolidated Note”).  The Consolidated Note provided that the principal amount thereof shall, at the option of Rebel Holdings, be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company’s Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. On May 14, 2009 the Company issued Rebel Holdings 69,268,233 shares of common stock, pursuant to a notice of conversion provided within the allowable time period, in which Rebel Holdings elected to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of common stock at $0.03 per share. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements.  In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.   These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under “Risk Factors” previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 13, 2009.

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

Our Wholly-Owned Subsidiaries

Youth Media (BVI) Limited

On May 8, 2008, under the laws of the British Virgin Islands, the Company formed Youth Media (BVI) Limited (“YM BVI”).  YM BVI is a wholly-owned subsidiary of the Company and was established for the purpose of incorporating the Company’s wholly-owned subsidiary in Hong Kong.

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited (“YMHK”), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People’s Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI and were formed by the Company to take advantage of its shift in business to aggregation and distribution of international content and advertising for Internet or online consumption in China.

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment. The licensing transaction was part of an initiative to focus a significant amount of the Company’s available resources to building and launching www.Koobee.com, our ITVN media portal in China.

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

Company History

China Youth Media, Inc. (referred to herein as the “Company,” “we,” “us,” and “our”) was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp.  On February 22, 2007, we changed the Company’s domicile from the State of Utah to the State of Delaware effected by the merger of the Company, a Utah corporation, with and into, Digicorp, Inc., a newly formed wholly owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

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

Beneficial Conversion Feature of Convertible Notes Payable - The Beneficial Conversion Feature (“BCF”) of a convertible note, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued.  The Company accounts for BCF in accordance with the guidelines established by Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes. The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options in accordance with SFAS No. 123R.  The only difference is that the contractual life of the warrants is used.  The value of the proceeds received from a convertible note is then allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded  in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

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

Results of Operations

Quarter Revenues

Revenue for the Three Months ended March 31, 2009 was zero as compared to the three months ended March 31, 2008 in which we generated revenues of $68,000.   The decrease in sales revenue during the three months ended March 31, 2009 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China.

Quarter Operating Expenses

Operating expenses were $695,000 and $395,000 during the three months ended March 31, 2009 and 2008, respectively.   The significant component in the increase in operating expenses during the three months ended March 31, 2009 was the non-cash expense related to the amortization of our content and license agreements.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased to $1,100 during three months ended March 31, 2009 from $49,000 during the three months ended March 31, 2008. The decrease in stock based compensation expense from grants of nonqualified stock options during three months ended March 31, 2009 as compared to the three months ended March 31, 2008 resulted primarily from cancellations of nonqualified stock options to employees no longer with the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease of approximately $40,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, salaries and employee benefits, excluding stock based compensation expense was $85,000 and $125,000, respectively.   The reduction in costs reflect a shift in our strategy from revenue generated primarily through the direct sales of licensed film content, which requires a large sales force, to building and launching a large scale, advertising supported Internet media portal in China.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $155,000 more during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The increase in professional fees are exclusively due to significant increases in amounts paid in consulting and legal fees related to the establishment of our wholly-owned subsidiaries in Hong Kong and China and the deployment of our Internet media portal in China.

Amortization of Content Licenses and Cooperation Agreements. Non-cash amortization expense for the three months ends March 31, 2009 and 2008 were $170,000 and $31,000, respectively. The significant increase in amortization expense is attributed to the amortization of the Content License Agreement with New China Media, LLC, YGP, LLC (“YGP”) and TWK Holdings, LLC. and the amortization of the Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd.

Accounting Fees for the three months ended March 31, 2009 and 2008 were $21,000 and $23,000, respectively.  The fees paid for Accounting services are related to Auditing and SEC filing requirements.

Legal expense increased by approximately $100,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.   During the three months ended March 31, 2009 and 2008 legal fees were $100,000 and $800, respectively.  . The increase in legal fees paid is attributed primarily to the establishment of our wholly-owned subsidiaries in Hong Kong and China, the deployment of our Internet media portal in China, and the development of contracts and review of major company transactions.

Consulting fees increased by $56,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  For the three months ended March 31, 2009 consulting fees were $84,000 of which the majority of the expense was related to the deployment of our Internet media portal in China. During the three months ended March 31, 2009 and 2008 consulting fees were $84,000 and $27,000.

General and administrative expense decreased by approximately $209,000 during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and is attributed to the change in strategy of the Company to focus on developing an Internet media portal in China and away from a large sales force needed for the direct sales of our home video library.  During the three months ended March 31, 2009 and 2008 general and administrative expense was $170,000 and $379,000, respectively.

Net Loss

For the three months ended March 31, 2009 and 2008 the Company had a net loss of approximately $715,000 and $491,000, respectively.  The increase in the net loss recorded for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is in part attributed to the significant increase in non-cash amortization expense for the three months ends March 31, 2009 which was $170,000 as compared to the three months ended March 31, 2008 which was $31,000.  As noted in Note 5. Intangible Assets, the significant increase in amortization expense is attributed to the amortization of the Content License Agreement and the Cooperation Agreement.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $70,000 for the three months ended March 31, 2009 and $40,000 for the three months ended March 31, 2008. This represents an increase of approximately $30,000 of interest expense related to the financing of capital during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities.  For the three months ended, March 31, 2009, the Company’s primary source of liquidity was the working capital provided to the Company pursuant to the Joint Venture Agreement with Xinhua Finance Media Limited (“XFM”).  Pursuant to the Joint Venture agreement, XFM provides working capital to the Company’s wholly-owned subsidiary, YMHK, in monthly increments for the twelve month period ending December 31, 2009. At March 31, 2009, the Joint Venture Agreement with XFM provided the Company with $749,000 in gross proceeds and the Company recognized the amount as a $749,000 principal amount of a 7% Promissory Note due January 1, 2011.  As of March 31, 2009, our cash and cash equivalents were $232,000.  We had a working capital deficit of approximately $572,000 at March 31, 2009 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, financing transactions with other parties.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.   There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $9,569,000 at March 31, 2009 versus $8,961,778 at December 31, 2008.   The change in total assets is primarily attributable to several major transactions conducted by the Company resulting in a significant increase in Intangible Assets. See Note 5 Intangible Assets.

DVD sales decreased significantly both during the year ended December 31, 2008 and during the three months ended March 31, 2009.  This decrease reflects the Company’s plans to shift its business to the exploitation of our internet media portal in China. We do not expect to generate revenues from the sales of our home video library during the year ending December 31, 2009.

Intangible Assets net at March 31, 2009 and December 31, 2008 was $8,974,000 and $8,538,000, respectively. This significant increase in the Company’s intangible assets was exclusively as a result of the capitalization of a Content License Agreement and a Cooperation Agreement entered into by the Company as described in Note 5 Intangible Assets. Furthermore, the significant increase in intangible assets was slightly offset by the increase in the amortization expense of our licensed content.

Accumulated amortization expense at March 31, 2009 and December 31, 2008 was $1,145,000 and $975,000, respectively.

Property and Equipment increased primarily from the purchase of office equipment during the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

Risk Factors

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 13, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years.  In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company’s common stock.  The Content License Agreement extension was valued at $604,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.  See Note 5 Intangible Assets.

On February 6, 2009, pursuant to a letter of instruction from ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company’s common stock that will be deducted from the 1,000,000 (one million) shares of the Company’s common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company’s common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.

On June 2, 2008, the Company entered into a Content License Agreement with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively.  On May 14, 2009 the Company issued 12,000,000 shares of common stock to TWK, pursuant to a notice of conversion, in which TWK agreed to convert the entire amount of their shares of Series A Convertible Preferred Stock of the Company into 12,000,000 shares of common stock.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 10, 2008, the Company, on the one hand, and Jay Rifkin, the Company’s President and Chief Executive Officer, and Rebel Holdings, LLC (“Rebel Holdings”), of which Mr. Rifkin is the sole managing member, on the other hand, entered into a Loan Consolidation and Amendment to Security Agreement (the “Loan Consolidation Agreement”), effective as of July 1, 2008. Pursuant to the Loan Consolidation Agreement, the parties agreed to consolidate various outstanding loans made to the Company by Jay Rifkin and Rebel Holdings and other amounts incurred by or due to Mr. Rifkin, in each case through June 30, 2008, into one convertible promissory note payable to Rebel Holdings in the principal amount of $2,078,047, with a maturity date of July 1, 2010 and interest at the prime rate (the “Consolidated Note”).  The Consolidated Note provided that the principal amount thereof shall, at the option of Rebel Holdings, be convertible at a conversion price equal to the lesser of, or more favorable to Rebel Holdings, of the following (i) $0.03 per share of Common Stock (which represents the offering price of the Company’s Common Stock in its most recently completed equity financing transaction) provided a notice of conversion is submitted no later than 45 days after September 10, 2008, or (ii) the then current offering terms for any bona fide pending offering of the Company, provided a notice of conversion pursuant thereto is submitted no later than 30 days following the completion of the offering, and contains such other terms and conditions as set forth therein. On May 14, 2009 the Company issued Rebel Holdings 69,268,233, pursuant to a notice of conversion provided within the allowable time period, in which Rebel Holdings elected to convert the entire principal amount outstanding under the Consolidated Note into 69,268,233 shares of common stock at $0.03 per share. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

See Note 17 to the Financial Statements included with this report for information on the cancellation and grant of certain stock options and the additional grant of a common stock purchase warrant.

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

CHINA YOUTH MEDIA, INC.

Date: May 15, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer