Form 10-Q
period 2009-06-30
China Youth Media, Inc.
filed 2009-08-14
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       ☐ Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2009, the issuer had 157,346,672 outstanding shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Page
Item 1. Financial Statements	2
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURES	27

CHINA YOUTH MEDIA, INC.
Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$411,592	$34,425
Accounts receivable, net	147,571	161,604
Other current assets	112,793	112,500
TOTAL CURRENT ASSETS	671,956	308,529

Property and equipment, net	36,238	16,778
Intangible assets, net	8,804,678	8,537,503
Other Assets	43,942	98,968

TOTAL ASSETS	$9,556,814	$8,961,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$265,287	$197,582
Accrued liabilities	922,674	848,006
Note payable - related party	5,000	5,000

TOTAL CURRENT LIABILITIES	1,192,961	1,050,588

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	2,228,047
Convertible note payable	250,000	250,000
Note payable	1,371,321	100,000
Beneficial conversion feature	(326,460)	(207,489)

TOTAL LONG TERM LIABILITIES	1,444,861	2,370,558

TOTAL LIABILITIES	$2,637,822	$3,421,146

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
71,020 shares issued and outstanding at June 30, 2009;
82,020 shares issued and outstanding at December 31, 2008;	71	83
Common stock, $0.001 par value: 500,000,000 shares authorized;
157,346,672 shares issued and outstanding at June 30, 2009;
71,828,439 shares issued and outstanding at December 31, 2008;	157,347	71,828
Paid-in capital	20,274,139	16,313,219
Accumulated deficit	(13,512,565)	(10,844,498)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,918,992	5,540,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,556,814	$8,961,778

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

REVENUE
Sales	$—	$50,516	—	126,664

Total revenue	—	50,516	—	126,664

OPERATING EXPENSES
Cost of sales	—	637	—	16,846
Selling, general and administrative expenses	1,931,046	477,789	2,625,855	856,883

Total operating expenses	1,931,046	478,426	2,625,855	873,729

Operating loss	(1,931,046)	(427,910)	(2,625,855)	(747,065)

Other Income (expense)
Interest income	43	—	43	—
Interest expense	(70,640)	(40,557)	(140,979)	(80,331)
Rental income	49,362	—	98,724	—
Loss on abandonment	—	—	—	(130,317)
Total other income (expense)	(21,235)	(40,557)	(42,212)	(210,648)

LOSS BEFORE INCOME TAXES	(1,952,281)	(468,467)	(2,668,067)	(957,713)

PROVISION FOR INCOME TAXES	—	—	—	1,600

NET LOSS	$(1,952,281)	$(468,467)	$(2,668,067)	$(959,313)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	118,052,142	49,614,701	96,127,372	44,854,628

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(2,668,067)	$(959,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	—	130,317
Depreciation	5,113	23,457
Amortization of licenses	338,649	54,297
Amortization of beneficial conversion feature	43,529	19,370
Stock-based compensation to employees and directors	1,179,380	96,919
Changes in operating assets and liabilities:
Accounts receivable	14,033	36,299
Inventories	—	15,436
Other assets	54,733	—
Accounts payable and accrued liabilities	164,873	219,794

Net cash used in operating activities	(867,757)	(363,424)

Cash flows from investing activities:
Purchases of property and equipment	(24,574)	—
Purchases of intangible assets	(5,823)	—

Net cash used in investing activities	(30,397)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	347,500
Proceeds from related party note	—	82,000
Proceeds from issuance of preferred stock	—	31,200
Proceeds from note	1,271,321	—

Net cash provided by financing activities	1,275,321	460,700

Net increase (decrease) in cash and cash equivalents	377,167	97,276

Cash and cash equivalents at beginning of period	34,425	5,600

Cash and cash equivalents at end of period	$411,592	$102,876

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$1,600

Non-cash investing and financing activity:

Shares issued pursuant to consulting agreement	$22,500	$—
Acquisition of intangible assets for stock	$600,000	$9,199,800

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2009

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library.

PerreoRadio.com

PerreoRadio.com is our wholly-owned and operated website targeted to the young, urban Latino demographic offers online radio shows, podcasts, music, and music videos.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At June 30, 2009, the Company had an accumulated deficit of $13.5 million and a working capital deficit of $521,000.  During the six months ended June 30, 2009, the Company incurred a loss of approximately $2.7 million.  During the six months ended June 30, 2009, the Company primarily relied upon financing activities to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is currently seeking additional financing and believes that these avenues will continue to be available to the Company to fund its operations, however no assurances can be made.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of June 30, 2009 because of their generally short term nature.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  In accordance with SFAS No. 142, no amortization is recorded for goodwill with indefinite useful life.  No goodwill impairment was recognized during the six months ended June 30, 2009 and 2008.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets.  No impairment was recognized during the six months ended June 30, 2009 and 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"), which addresses the accounting for employee stock options.   SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123,  Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the six months ended June 30, 2009 and June 30, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1.2 million and $97,000, respectively.

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Accounts receivable at June 30, 2009 and December 31, 2008 are presented net of an allowance for doubtful accounts of $15,000 and 15,000, respectfully.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.   Property and equipment at June 30, 2009 and December 31, 2008 are presented net of accumulated depreciation of $29,000 and $20,000, respectfully.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $5,000 and $23,000, respectively.

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

 Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the six months ended June 30, 2009 and 2008 was $3,200 and zero, respectively.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of  FAS No. 157-4 to have a material impact on the Company’s income statement, financial position or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of  SFAS No. 107-1 to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company evaluated its June 30, 2009 financial statements for subsequent events through August 13, 2009, the date the financial statements were available to be issued. Other than the agreements and events in Note 17, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

3. Other Current Assets

On September 1, 2008 the Company entered into a Consulting Agreement ("Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. See Note 16 Equity Transactions for information on the issuance of certain shares in advance of the thirteenth month. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.  The balance recorded in other current assets at June 30, 2009 corresponds to the current portion of the prepaid expense of $113,000 related to the Consulting Agreement with ACV, Inc.

4. Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 consist of the following:

	June 30,	December 31,
Property and Equipment	2009	2008
Computer Software and Equipment	$58,179	$33,846
Office Furniture and Equipment	6,869	6,628
Total Property and Equipment	$65,048	$40,474

Less: Accumulated Depreciation	(28,810)	(23,696)
Property and Equipment, net	$36,238	$16,778

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

Licensed content acquired is capitalized at the time of purchase.  The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term. The Company amortizes the capitalized license fees, on a straight line basis over the Title Term.   During the six months ended June 30, 2009 and 2008, amortization expense related to the licensed content was $8,500 and $54,200, respectively.

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

Intangible assets and accumulated amortization at June 30, 2009 and December 31, 2008 are comprised of the following:

	June 30,	December 31,
Intangible Assets	2009	2008
China IPTV & Mobile Licenses	$6,391,800	$6,391,800
YesTV China IPTV Rights	3,408,000	2,808,000
Domain Assets	7,833	2,010
PerreoRadio Assets	27,800	27,800
Licensed and Developed Content	283,104	283,104
Total Intangible Assets	10,118,537	9,512,714

Less: Accumulated Amortization	(1,313,859)	(975,211)
Intangible Assets, net	$8,804,678	$8,537,503

6. Other Assets

The balance recorded in other current assets at June 30, 2009 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $5,300 of deferred rental income, and the long-term portion of the prepaid expense of $19,000 related to the Consulting Agreement with ACV, Inc.

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

As of June 30, 2009, there were outstanding (i) 40,900,000 options and 58,333 warrants issued pursuant to the Company's Stock Option Plan, (ii) 3,200,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, (iii) 71,020,000 shares reserved for issuance upon conversion of  Series A Convertible Preferred Stock, (iv)  4,879,234 shares reserved for issuance upon conversion of outstanding convertible promissory notes, and (v) 750,000 reserved for issuance pursuant to the Consulting Agreement with ACV, Inc.

8. Accrued Liabilities

Accrued liabilities at June 30, 2009 and December 31, 2008 are comprised of the following:

	June 30,	December 31,
Accrued Liabilities	2009	2008
Obligations on license agreements	$47,595	$47,595
Accrued salaries	330,000	330,000
Accrued professional fees	67,500	90,000
Interest	174,466	77,016
Deferred Rent Expense	25,618	25,899
Sublease Security Deposits	32,000	32,000
Accrued Liabilities due to vendors	200,082	200,082
Other	45,414	45,414
	$922,674	$848,006

9. Note Payable - Related Party

On July 13, 2006, William Horne, the Company's former Chief Financial Officer and Director, loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the "July 06 Note") at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.  Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the "Conversion Note"), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the "Conversion Shares"). The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company's Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note.  At June 30, 2009, the Conversion Shares had not been issued.

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

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2009, interest expense of $9,400 has been recorded from the debt discount amortization.

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

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2009, interest expense of $28,00 has been recorded from the debt discount amortization.

12. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Finance Media Limited (“XFM”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”) (YMHK, YMBJ and CYI henceforth the “JV Companies”).  Pursuant to the Joint Venture agreement, XFM will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  Each of the JV Companies shall be obligated on a joint and several basis, following written notice from XFM, to return, repay or reimburse, as the case may be, all of the working capital provided by XFM, upon demand by XFM in the sole discretion of XFM with twelve months notice following the conclusion of the twelve month period ending December 31, 2009, together with interest accrued at an annual rate of 7 percent.  The earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  At June 30, 2009, the Joint Venture Agreement with XFM provided the Company with $1,341,000 in gross proceeds and the Company recognized the amount as a $1,341,000 principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.  See Note 17 Subsequent Events for additional principal amounts from XFM related to the Joint Venture Agreement.

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

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant.  In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant.  During the six months ended June 30, 2009, interest expense of $5,800 has been recorded from the debt discount amortization.

14. Stock Based Compensation

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the "2005 Plan"). The 2005 Plan reserves 15,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company.  Options and warrants granted under the 2005 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2005 Plan are subject to a vesting period determined at the date of grant.

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan from 15,000,000 shares to 50,000,000 shares.

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

A summary of stock option and warrant activity under the 2005 Plan for the year ended June 30, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2008	8,016,667	6,983,333	0.74	6.91
Stock Plan Amendment	35,000,000
Grants	(39,950,000)	39,950,000	0.13	9.13
Cancellations	5,975,000	(5,975,000)	0.85	6.51
June 30, 2009	9,041,667	40,958,333	0.13	9.30

Options exercisable at:
December 31, 2008		6,383,333	0.80	6.80	-
June 30, 2009		5,962,500	0.13	9.20	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. There have not been any options exercised during the six months ended June 30, 2009 or 2008.

During the six months ended June 30, 2009, the Company granted 39,950,000 stock-based compensation awards.  All outstanding stock-based compensation awards that the Company granted in 2009 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes options pricing model.

Recent Grants of Stock-based Compensation Awards.

On May 11, 2009, with the consent of Jay Rifkin, the Company’s President and Chief Executive Officer, the Company canceled options held by him to purchase 4,400,000 shares of common stock, exercisable at $0.85 per share.  Further, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 3,750,000 shares of common stock with an exercise price of $0.13 per share, which equals the closing price of the Company’s common stock on the date of grant, which stock options vest fully on the date of grant.   In addition, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 20,000,000 shares of the Company's common stock with an exercise price of $0.13 per share, which stock options shall vest annually over a period of four years from the date of grant.

On May 11, 2009, with the consent of each of the Company’s four non-employee directors, the Company cancelled options held by such directors to purchase an aggregate of 1,450,000 shares of common stock, exercisable at prices ranging from $0.25 to $1.50 per share.  On the same date, the Company granted options to such four directors to purchase an aggregate of 1,200,000 shares of common stock, with an exercise price of $0.13 per share, which stock options vest fully on the date of grant.  In addition, on May 11, 2009, the Company granted each of the four directors options to purchase 2,000,000 shares each with an exercise price of $0.13 per share, which stock options shall vest annually over a period of four years from the date of grant.

On May 11, 2009, the Company granted to three employees options to purchase an aggregate of 7,000,000 shares of common stock with an exercise price of $0.13 per share. These stock options vest annually over four years from the date of grant.

During the six months ended June 30, 2009 and 2008, stock-based compensation totaling $1.2 million and $97,000, respectively, was recorded by the Company. During the six months ended June 30, 2009 and 2008, total unrecognized compensation cost related to unvested stock options was $4.7 million and $127,000.  The cost is expected to be recognized over a weighted average period of 9.3 years.

 15. Equity Transactions

Recent Sales of Unregistered Securities

We issued the following equity securities during the Six Months ended June 30, 2009 and 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

See Note 3 Other Current Assets for information on the Consulting Agreement between the Company and American Capital Ventures, Inc. (“ACV”) and the issuance of shares thereunder.  On February 6, 2009, pursuant to a letter of agreement with ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.

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

On June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).  In conjunction with the Cooperation Agreement, on June 10, 2008, the Company agreed to issue an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to designees of CYN.

During June 2008, the Company sold a total of 1,583,335 shares of its common stock at $0.03 per share to six investors for an aggregate purchase price of $47,500 in cash.

See Note 10 Convertible Note Payable – Related Party for information on the conversion of the Rebel Holdings Convertible Note into shares of common stock.

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

The following table summarizes information about common stock warrants outstanding at June 30, 2009:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.08	$0.01	250,000	$0.01
$0.65	300,000	0.07	$0.06	300,000	$0.06
$0.09	875,000	1.00	$0.02	875,000	$0.02
$0.09	525,000	0.62	$0.01	525,000	$0.01
$0.03	1,250,000	2.49	$0.01	1,250,000	$0.01
$0.03 - $0.65	3,200,000	4.26	$0.12	3,200,000	$0.12

17. Subsequent Events

On July 14, 2009 and on August 5, 2009, pursuant to the Joint Venture agreement (see Note 12 Note Payable), XFM advanced the Company $167,662 and $167,887, respectively.  The total funds advanced were consistent with the monthly scheduled working capital needs of the Company, as provided for in the budget as set forth in the business plans. The Company recognized the aggregate amount of $335,549 as additional principal on the 7% Promissory Note due January 1, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements.  In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology.   These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on April 13, 2008.

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

Other Business

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library.

PerreoRadio.com

PerreoRadio.com is our wholly-owned and operated website targeted to the young, urban Latino demographic offers online radio shows, podcasts, music, and music videos.  PerreoRadio generates almost exclusively all revenue from the placement of ads on the website.  We generally recognize revenue on a monthly basis when payment is received from our publisher-affiliates.

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

Results of Operations

Revenues

Revenue for the Six Months ended June 30, 2009 was zero as compared to the six months ended June 30, 2008 in which we generated revenues of $127,000.   Revenue for the Three Months ended June 30, 2009 was zero as compared to the three months ended June 30, 2008 in which we generated revenues of $51,000.   The decrease in sales revenue during both the three months ended and six months ended June 30, 2009 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China.

Operating Expenses

Operating expenses were $2,626,000 and $874,000 during the six months ended June 30, 2009 and 2008, respectively.   Operating expenses were $1.9 million and $428,000 during the three months ended June 30, 2009 and 2008, respectively.   The significant component in the increase in operating expenses during both the three months ended and six months ended June 30, 2009 were the non-cash expenses related to the amortization of our content and license agreements and stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors increased to $1.2 million during six months ended June 30, 2009 from $97,000 during the six months ended June 30, 2008. The increase in stock based compensation expense from grants of nonqualified stock options resulted from grants of nonqualified stock options to select employees and non-employee directors of the Company.  During the three months ended June 30, 2009 and 2008 stock based compensation expense was $1.2 million and $48,000, respectively.

Salaries and employee benefits, excluding stock based compensation expense, reflected a slight decrease of approximately $5,000 for the Six Months ended June 30, 2009 as compared to the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, salaries and employee benefits, excluding stock based compensation expense was $235,000 and $240,000, respectively.  During the three months ended June 30, 2009 and 2008, salaries and employee benefits, excluding stock based compensation expense was $150,000 and $116,000, respectively.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $69,000 more during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The increase in professional fees are exclusively due to significant increases in amounts paid in consulting and legal fees related to our wholly-owned subsidiaries in Hong Kong and China and the deployment of our Internet media portal in China.  During the three months ended June 30, 2009 and 2008, professional fees were approximately $76,000 and $163,000, respectively.

Accounting Fees for the six months ended June 30, 2009 and 2008 were $28,000 and $46,000, respectively.  The fees paid for Accounting services are related to Auditing and SEC filing requirements. During the three months ended June 30, 2009 and 2008, accounting expense was $7,000 and $23,000, respectively.

Legal expense increased by approximately $34,000 during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.   During the six months ended June 30, 2009 and 2008 legal fees were $116,000 and $82,000, respectively.  The increase in legal fees paid is attributed primarily to finalization of the establishment of our wholly-owned subsidiaries in Hong Kong and China.  Other legal fees during the six months ended June 30, 2009, are attributed to the further expansion of our Internet media portal in China, the development of contracts and review of major company transactions in China.  During the three months ended June 30, 2009 and 2008, legal fees were $16,000 and $81,000, respectively.

Consulting fees increased by $53,000 during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  For the six months ended June 30, 2009 consulting fees were $137,000 of which the majority of the expense was related to the expansion of our Internet media portal in China. During the six months ended June 30, 2009 and 2008 consulting fees were $137,000 and $84,000, respectively.  During the three months ended June 30, 2009 and 2008, consulting fees were $53,000 and $58,000, respectively.

Amortization of Intangible Assets. Non-cash amortization expense for the six months ended June 30, 2009 and 2008 were $339,000 and $54,000, respectively. The significant increase in amortization expense is attributed almost exclusively to the amortization of the Content License Agreement with New China Media, LLC, YGP, LLC ("YGP") and TWK Holdings, LLC. and the amortization of the Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd.  During the three months ended June 30, 2009 and 2008, non-cash amortization expense was $169,000 and $23,000, respectively.

General and administrative expense increased by approximately $308,000 during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and is attributed to the Company's focus on our Internet media portal in China.  During the six months ended June 30, 2009 and 2008 general and administrative expense was $442,000 and $134,000, respectively. During the three months ended June 30, 2009 and 2008 general and administrative expense was $270,000 and $70,000, respectively.

Net Loss

For the six months ended June 30, 2009 and 2008 the Company had a net loss of approximately $ 2.7 million and $960,000, respectively.  For the three months ended June 30, 2009 and 2008, the Company had a net loss of approximately $1.95 million and $468,000, respectively.  The increase in the net loss recorded for both the three months ended and the six months ended June 30, 2009 as compared to the three months ended and the six months ended June 30, 2008, respectively is in part attributed to the significant increases in the non-cash amortization expense and the non-cash expense from grants of nonqualified stock options to our employees and non-employee directors.  For the six months ended June 30, 2009, non-cash amortization expense and the non-cash expense from grants of nonqualified stock options were $339,000 and $1.2 million, respectively, as compared to the six months ended June 30, 2008 which were $97,000 and $54,000, respectively.  For the three months ended June 30, 2009 and 2008, non-cash amortization expense were $169,000 and $23,000, respectively, and non-cash expense from grants of nonqualified stock options during the same two periods were $1.2 million and $48,000, respectively.   As noted in Note 5. Intangible Assets, the significant increase in amortization expense is attributed to the amortization of the Content License Agreement and the Cooperation Agreement.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $141,000 for the six months ended June 30, 2009 and as compared to $80,000 for the six months ended June 30, 2008. This represents an increase of approximately $61,000 of interest expense related to the financing of capital during the Six Months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities.  For the six months ended, June 30, 2009, the Company's primary source of liquidity was the working capital provided to the Company pursuant to the Joint Venture Agreement with Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”).  Pursuant to the Joint Venture agreement, XSEL provides working capital to the Company's wholly-owned subsidiary, YMHK, in monthly increments for the twelve month period ending December 31, 2009. At June 30, 2009, the Joint Venture Agreement with XSEL provided the Company with $1.4 million in gross proceeds and the Company recognized the amount as the principal amount of a 7% Promissory Note due January 1, 2011.  As of June 30, 2009, our cash and cash equivalents were $412,000.  We had a working capital deficit of approximately $521,000 at June 30, 2009 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, financing transactions with other parties.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.  There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $9,557,000 at June 30, 2009 versus $8,961,778 at December 31, 2008.  The change in total assets is primarily attributable to several transactions conducted by the Company resulting in an increase in Intangible Assets. See Note 5 Intangible Assets.

DVD sales decreased significantly both during the year ended December 31, 2008 and ceased completely during the six months ended June 30, 2009.  This reflects the Company's plan to exploit of our internet media portal in China. We do not expect to generate revenues from the sales of our home video library during the year ending December 31, 2009.

Intangible Assets net at June 30, 2009 and December 31, 2008 was $8,805,000 and $8,537,000, respectively. This increase in the Company's intangible assets was exclusively as a result of the capitalization of a Content License Agreement and an associated Supplement to the Content License Agreement, and a Cooperation Agreement entered into by the Company as described in Note 5 Intangible Assets. Furthermore, the increase in intangible assets was slightly offset by the increase in the amortization expense of our licensed content.

Accumulated amortization expense at June 30, 2009 and December 31, 2008 was $1.3 million and $497,000, respectively.

Property and Equipment increased primarily from the purchase of computers, computer servers, and office equipment in China during the Six Months ended June 30, 2009.  At June 30, 2009 and 2008, property and equipment was $65,000 and 37,000, respectively.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2009, pursuant to a letter of agreement with ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.

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

On May 11, 2009, with the consent of Jay Rifkin, the Company’s President and Chief Executive Officer, the Company canceled options held by him to purchase 4,400,000 shares of common stock, exercisable at $0.85 per share.  Further, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 3,750,000 shares of common stock with an exercise price of $0.13 per share, which equals the closing price of the Company’s common stock on the date of grant, which stock options vest fully on the date of grant.   In addition, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 20,000,000 shares of the Company's common stock with an exercise price of $0.13 per share, which stock options shall vest annually over a period of four years from the date of grant.

On May 11, 2009, with the consent of each of the Company’s four non-employee directors, the Company cancelled options held by such directors to purchase an aggregate of 1,450,000 shares of common stock, exercisable at prices ranging from $0.25 to $1.50 per share.  On the same date, the Company granted options to such four directors to purchase an aggregate of 1,200,000 shares of common stock, with an exercise price of $0.13 per share, which stock options vest fully on the date of grant.  In addition, on May 11, 2009, the Company granted each of the four directors options to purchase 2,000,000 shares each with an exercise price of $0.13 per share, which stock options shall vest annually over a period of four years from the date of grant.

On May 11, 2009, the Company granted to three employees options to purchase an aggregate of 7,000,000 shares of common stock with an exercise price of $0.13 per share. These stock options vest annually over four years from the date of grant.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share.

The issuance of the stock options and warrants described above was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 19, 2009,  an  annual  meeting   of stockholders was held for the following purposes: (1) to elect five Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify;  (2) to amend the Company’s Stock Option and Restricted Stock Plan; and (3) to ratify the appointment of Tarvaran Askelson & Company, LLP as the Company’s independent registered public accountants for the year ending December 31, 2009.  At such meeting, with regard to proposal 1, Jay Rifkin, William B. Horne, Alice M. Campbell, Alan Morelli and David M. Kaye, each an incumbent director, were duly elected as directors of the Company.  Jay Rifkin received 133,337,864 affirmative votes and 36,083 negative votes; William B. Horne received 133,338,682 affirmative votes and 35,265 negative votes; Alice M. Campbell received 133,337,864 affirmative votes and 36,083 negative votes; Alan Morelli received 133,339,582 affirmative votes and 34,365 negative votes; and, David M. Kaye received 133,338,682 affirmative votes and 35,265 negative votes.  With regard to proposal 2, such proposal was approved by a vote of a majority of the votes cast at the meeting, with 127,097,870 votes cast in favor, 191,000 votes cast against and 10,500 abstentions.  With regard to proposal 3, such proposal was approved by a vote of a majority of the votes cast at the meeting, with 133,371,548 votes cast in favor, 900 votes cast against and 1,500 abstentions.

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

CHINA YOUTH MEDIA, INC.

Date: August 14, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer