Form 10-Q
period 2009-09-30
China Youth Media, Inc.
filed 2009-11-16
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2009

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
       ☐ Yes   ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2009, the issuer had 177,531,461 outstanding shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheet

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,023	$34,425
Accounts receivable, net	145,262	161,604
Other current assets	121,660	112,500
TOTAL CURRENT ASSETS	483,945	308,529

Property and equipment, net	70,949	16,778
Intangible assets, net	8,810,471	8,537,503
Other Assets	25,054	98,968

TOTAL ASSETS	$9,390,419	$8,961,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$267,704	$197,582
Accrued liabilities	956,965	848,006
Note payable - related party	5,000	5,000

TOTAL CURRENT LIABILITIES	1,229,669	1,050,588

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	2,228,047
Convertible note payable	250,000	250,000
Note payable	1,866,870	100,000
Beneficial conversion feature	(301,794)	(207,489)

TOTAL LONG TERM LIABILITIES	1,965,076	2,370,558

TOTAL LIABILITIES	$3,194,745	$3,421,146

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
71,020 shares issued and outstanding at September 30, 2009;
82,020 shares issued and outstanding at December 31, 2008;	71	83
Common stock, $0.001 par value: 500,000,000 shares authorized;
158,096,672 shares issued and outstanding at September 30, 2009;
71,828,439 shares issued and outstanding at December 31, 2008;	158,097	71,828
Paid-in capital	20,871,443	16,313,219
Accumulated deficit	(14,833,937)	(10,844,498)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,195,674	5,540,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,390,419	$8,961,778

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUE
Sales	$5,000	$28,144	5,000	106,753

Total revenue	5,000	28,144	5,000	106,753

OPERATING EXPENSES
Cost of sales	—	260	—	17,106
Selling, general and administrative expenses	1,310,292	1,024,632	3,936,267	1,881,514

Total operating expenses	1,310,292	1,024,892	3,936,267	1,898,620

Operating loss	(1,305,292)	(996,748)	(3,931,267)	(1,791,867)

Other Income (expense)
Interest income	52	—	95	—
Interest expense	(65,675)	(250,004)	(206,653)	(330,280)
Rental income	49,662	50,741	148,386	98,741
Loss on abandonment	—	—	—	(130,317)
Total other income (expense)	(15,961)	(199,263)	(58,172)	(361,856)

LOSS BEFORE INCOME TAXES	(1,321,253)	(1,196,011)	(3,989,439)	(2,153,723)

PROVISION FOR INCOME TAXES	—	—	—	1,600

NET LOSS	$(1,321,253)	$(1,196,011)	$(3,989,439)	$(2,155,323)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	157,354,824	51,454,526	116,760,799	47,070,652

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,989,439)	$(2,155,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	—	130,317
Depreciation	9,937	25,382
Amortization of licenses	595,356	642,872
Amortization of beneficial conversion feature	68,195	234,798
Stock-based compensation to employees and directors	1,709,934	134,446
Changes in operating assets and liabilities:
Accounts receivable	16,342	23,406
Inventories	—	15,436
Other assets	64,754	(2,741)
Accounts payable and accrued liabilities	269,081	345,668

Net cash used in operating activities	(1,255,840)	(605,739)

Cash flows from investing activities:
Purchases of property and equipment	(64,109)	—
Purchases of intangible assets	(268,323)	—

Net cash used in investing activities	(332,432)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	347,500
Proceeds from issuance of preferred stock	—	31,200
Proceeds from issuance of convertible notes	—	250,000
Proceeds from issuance of convertible note related party	—	152,000
Proceeds from note	1,766,870	—

Net cash provided by financing activities	1,770,870	780,700

Net increase (decrease) in cash and cash equivalents	182,598	174,961

Cash and cash equivalents at beginning of period	34,425	5,600

Cash and cash equivalents at end of period	$217,023	$180,561

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$1,600

Non-cash investing and financing activity:

Beneficial conversion feature	—	118,583
Shares issued pursuant to consulting agreement	$90,000	$—
Acquisition of intangible assets for stock	$600,000	$9,199,800

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2009

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At September 30, 2009, the Company had an accumulated deficit of $14.8 million and a working capital deficit of $746,000.  During the nine months ended September 30, 2009, the Company incurred a loss of approximately $4 million.  During the nine months ended September 30, 2009, the Company primarily relied upon financing activities to fund its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management is currently seeking additional financing and believes that these avenues will continue to be available to the Company to fund its operations, however no assurances can be made.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of September 30, 2009 because of their generally short term nature.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  In accordance with SFAS No. 142, no amortization is recorded for goodwill with indefinite useful life.  No goodwill impairment was recognized during the nine months ended September 30, 2009 and 2008.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets.  No impairment was recognized during the nine months ended September 30, 2009 and 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"), which addresses the accounting for employee stock options.   SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123,  Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  During the nine months ended September 30, 2009 and September 30, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1.7 million and $134,000, respectively.

Revenue Recognition

Advertising Supported Intranet Television Network Media Website - Koobee is a large scale, advertising supported Intranet Television Network (ITVN) media portal that is initially targeting China’s campus based college students, estimated to total more than 30 million young people.  Koobee is a venue for marketers to deliver traditional TV spots and new media advertising campaigns to a vast, upwardly mobile, targeted demographic.  Advertisers and channel owners will have available to them multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that ensures clients realize value from unique and fully licensed content.  Koobee provides advertisers the impact of TV with the ROI of the Internet.  We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.   We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2010.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Accounts receivable at September 30, 2009 and December 31, 2008 are presented net of an allowance for doubtful accounts of $15,000 and $15,000, respectfully.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.   Property and equipment at September 30, 2009 and December 31, 2008 are presented net of accumulated depreciation of $34,000 and $22,000, respectfully.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $10,000 and $25,000, respectively.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the nine months ended September 30, 2009 and 2008 was $7,000 and zero, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We plan to adopt SFAS No. 167 and are evaluating the impact, if any, it will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We plan to adopt SFAS No. 166 and are evaluating the impact, if any, it will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This statement requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 13, 2009, the date the financial statements were available to be issued. Other than the agreements and events in Note 17, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

3. Other Current Assets

On September 1, 2008 the Company entered into a Consulting Agreement ("Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. See Note 15 Equity Transactions for information on the issuance of certain shares in advance of the thirteenth month. The Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the Agreement and will be amortized on a straight-line basis over the agreement term of two years.  The balance remaining in other current assets at September 30, 2009 corresponding to the Consulting Agreement with ACV, Inc. was $103,100.

On September 1, 2009, the Company recorded $15,000 prepaid expense pursuant to a Technical Services Agreement entered into by YMBJ with Tsing Hua University pursuant to terms of which the Company will receive technical services and bandwidth for a period of eleven months.  At September 30, 2009, the balance remaining in the other current assets related to the Technical Services Agreement was $12,000.

On August 11, 2009, the Company recorded $8,800 prepaid expense pursuant to a Video and Technical Services Agreement entered into by YMBJ with LETV pursuant to terms of which the Company will receive video and technical services for a period of nine months.  At September 30, 2009, the balance remaining in the other current assets related to the Video and Technical Services Agreement was $6,600.

4. Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 consist of the following:

	September 30,	December 31,
Property and Equipment	2009	2008
Computer Software and Equipment	$100,495	$33,846
Office Furniture and Equipment	4,088	6,628
Total Property and Equipment	$104,583	$40,474

Less: Accumulated Depreciation	(33,634)	(23,696)
Property and Equipment, net	$70,949	$16,778

5. Intangible Assets

Intangible assets consist of capitalized Content License & Distribution Agreements, China IPTV & Mobile Licenses, license fees for licensed content the Company acquired from owners including producers, studios and distributors, as well as the Company's Koobee.com and PerreoRadio.com suite of websites and internet properties.

In August 2009, the Company entered into an agreement (the "EPL Agreement") with WinTV, a subscription channel in China run by state-owned Guangdong Provincial Television pursuant to which the Company secured the online rights to distribute the 2009-2010 season of the English Premier League (“EPL”).  The EPL Agreement is part of a licensing agreement between YMHK and WinTV and has a term of six months.  During the nine months ended September 30, 2009, amortization expense related to the EPL Agreement was $87,500.

On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (collectively referred to as "Content Providers"). In consideration for the license to certain content by the Content Providers, the Content License Agreement provided for the issuance of 31,200 shares of the Company’s Series A Convertible Preferred Stock, that are convertible to 31,200,000 shares of the Company’s common stock.  The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock.  The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years.  The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years.  In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company's common stock.  The Content License Agreement extension was valued at $604,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.  During the nine months ended September 30, 2009 and 2008, amortization expense related to the Content License Agreements and China IPTV Licenses was $495,200 and $556,100, respectively.

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name.  Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Licensed content acquired is capitalized at the time of purchase.  The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term. The Company amortizes the capitalized license fees, on a straight line basis over the Title Term.  During the nine months ended September 30, 2009 and 2008, amortization expense related to the licensed content was $12,600 and $77,400, respectively.

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

Intangible assets and accumulated amortization at September 30, 2009 and December 31, 2008 are comprised of the following:

	September 30,	December 31,
Intangible Assets	2009	2008
China IPTV & Mobile Licenses	$6,391,800	$6,391,800
Content Licenses	3,670,500	2,808,000
Domain Assets	7,833	2,010
PerreoRadio Assets	27,800	27,800
Licensed and Developed Content	283,104	283,104
Total Intangible Assets	10,381,037	9,512,714

Less: Accumulated Amortization	(1,570,556)	(975,211)
Intangible Assets, net	$8,810,471	$8,537,503

6. Other Assets

The balance recorded in other current assets at September 30, 2009 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, and $5,200 of deferred rental income.

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

As of September 30, 2009, there were outstanding (i) 40,900,000 options and 58,333 warrants issued pursuant to the Company's Stock Option Plan, (ii) 3,200,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, (iii) 71,020,000 shares reserved for issuance upon conversion of  Series A Convertible Preferred Stock, and (iv)  4,879,234 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

8. Accrued Liabilities

Accrued liabilities at September 30, 2009 and December 31, 2008 are comprised of the following:

	September 30,	December 31,
Accrued Liabilities	2009	2008
Obligations on license agreements	$110,095	$47,595
Accrued salaries	330,000	330,000
Accrued professional fees	—	90,000
Interest	215,474	77,016
Deferred Rent Expense	23,900	25,899
Sublease Security Deposits	32,000	32,000
Accrued Liabilities due to vendors	200,082	200,082
Other	45,414	45,414
	$956,965	$848,006

9. Note Payable - Related Party

On July 13, 2006, William Horne, the Company's former Chief Financial Officer and Director, loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the "July 06 Note") at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, to the date of payment in full.  Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the "Conversion Note"), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the "Conversion Shares"). The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company's Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note.  See Note 17 Subsequent Events.

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

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2009, interest expense of $14,100 has been recorded from the debt discount amortization.

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

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2009, interest expense of $42,500 has been recorded from the debt discount amortization.

12. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Finance Media Limited (“XFM”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”) (YMHK, YMBJ and CYI henceforth the “JV Companies”).  Pursuant to the Joint Venture agreement, XFM will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  Each of the JV Companies shall be obligated on a joint and several basis, following written notice from XFM, to return, repay or reimburse, as the case may be, all of the working capital provided by XFM, upon demand by XFM in the sole discretion of XFM with twelve months notice following the conclusion of the twelve month period ending December 31, 2009, together with interest accrued at an annual rate of 7 percent.  The earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  At September 30, 2009, the Joint Venture Agreement with XFM provided the Company with $1.87 million in gross proceeds and the Company recognized the amount as a $1.87 million principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.  See Note 17 Subsequent Events for additional principal amounts from XFM related to the Joint Venture Agreement.

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

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant.  In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant.  During the nine months ended September 30, 2009, interest expense of $11,600 has been recorded from the debt discount amortization.

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

A summary of stock option and warrant activity under the amended 2005 Plan for the year ended September 30, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2008	8,016,667	6,983,333	0.74	6.91
Stock Plan Amendment	35,000,000
Grants	(39,950,000)	39,950,000	0.13	9.61
Cancellations	5,975,000	(5,975,000)	0.85	6.51
September 30, 2009	9,041,667	40,958,333	0.13	9.55

Options exercisable at:
December 31, 2008		6,383,333	0.80	6.80	-
September 30, 2009		6,025,000	0.13	9.43	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. There have not been any options exercised during the nine months ended September 30, 2009 or 2008.

During the nine months ended September 30, 2009, the Company granted 39,950,000 stock-based compensation awards.  All outstanding stock-based compensation awards that the Company granted in 2009 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes options pricing model.

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

During the nine months ended September 30, 2009 and 2008, stock-based compensation totaling $1.7 million and $135,000, respectively, was recorded by the Company. During the nine months ended September 30, 2009 and 2008, total unrecognized compensation cost related to unvested stock options was $3 million and $69,000.  The cost is expected to be recognized over a weighted average period of 9.4 years.

 15. Equity Transactions

Recent Sales of Unregistered Securities

We issued the following equity securities during the Nine Months ended September 30, 2009 and 2008 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

See Note 3 Other Current Assets for information on the Consulting Agreement between the Company and American Capital Ventures, Inc. (“ACV”) and the issuance of shares thereunder.  On February 6, 2009, pursuant to a letter of agreement with ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof.   On September 29, 2009, pursuant to the Consulting Agreement between the Company and ACV, the remaining 750,000 shares of the Company's common stock were issued.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”).  In conjunction with the Cooperation Agreement, on June 10, 2008, the Company agreed to issue an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to designees of CYN.  See Note 17 Subsequent Events for information regarding a new Cooperation Agreement entered into by the Company which replaced the Cooperation Agreement entered into on June 10, 2008.

During June 2008, the Company sold a total of 1,583,335 shares of its common stock at $0.03 per share to six investors for an aggregate purchase price of $47,500 in cash.

See Note 10 Convertible Note Payable – Related Party for information on the conversion of the Rebel Holdings Convertible Note into shares of the Company's common stock.

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

The following table summarizes information about common stock warrants outstanding at September 30, 2009:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.10	$0.01	250,000	$0.01
$0.65	300,000	0.09	$0.06	300,000	$0.06
$0.09	875,000	1.07	$0.02	875,000	$0.02
$0.09	525,000	0.66	$0.01	525,000	$0.01
$0.03	1,250,000	2.58	$0.01	1,250,000	$0.01
$0.03 -$0.65	3,200,000	4.50	$0.12	3,200,000	$0.12

17. Subsequent Events

On October 23, 2009, pursuant to the Joint Venture agreement (see Note 12 Note Payable), XFM advanced the Company $160,000.  The total funds advanced were consistent with the monthly scheduled working capital needs of the Company, as provided for in the budget as set forth in the business plans. The Company recognized the aggregate amount of $160,000 as additional principal on the 7% Promissory Note due January 1, 2011.

On October 22, 2009, the Company issued 234,789 shares of the Company's common stock pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock.  See Note 9 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares  of the Company's common stock pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to a director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd.  (“CYN Ads”) which replaced a Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”).  In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK has agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement.  The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008.

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

Other Business

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002.  In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library to Westlake Entertainment.  Rebel Crew Films, Inc. is currently inactive.

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

Results of Operations

Revenues

Revenue for the Nine Months ended September 30, 2009 was $5,000 as compared to the nine months ended September 30, 2008 in which we generated revenues of $107,000.   Revenue for the three months ended September 30, 2009 was $5,000 as compared to the three months ended September 30, 2008 in which we generated revenues of $28,000.   The decrease in sales revenue during both the three months ended and nine months ended September 30, 2009 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China.

Operating Expenses

Operating expenses were $3,936,000 and $1,898,000 during the nine months ended September 30, 2009 and 2008, respectively.   Operating expenses were $1,310,300 and $1,025,000 during the three months ended September 30, 2009 and 2008, respectively.  The significant component in the increase in operating expenses during both the three months ended and nine months ended September 30, 2009 were the non-cash expenses related to the amortization of our content and license agreements and stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors increased to $1.7 million during nine months ended September 30, 2009 from $134,000 during the nine months ended September 30, 2008. The increase in stock based compensation expense from grants of nonqualified stock options resulted from grants of nonqualified stock options to select employees and non-employee directors of the Company.  See Note 14. Stock Based Compensation.  During the three months ended September 30, 2009 and 2008 stock based compensation expense was $531,000 and $38,000, respectively.

Salaries and employee benefits, excluding stock based compensation expense, reflected an increase of approximately $45,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, salaries and employee benefits, excluding stock based compensation expense was $396,000 and $351,000, respectively.  During the three months ended September 30, 2009 and 2008, salaries and employee benefits, excluding stock based compensation expense was $160,000 and $110,000, respectively.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were approximately $74,000 more during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  During the nine months ended September 30, 2009 and 2008, professional fees were approximately $387,000 and $313,000, respectively.  The increase in professional fees is due to increases in amounts paid in consulting and legal fees related to our wholly-owned subsidiaries in Hong Kong and China and the deployment of our Internet media portal in China.  During the three months ended September 30, 2009 and 2008, professional fees were approximately $93,000 and $101,000, respectively.

Accounting Fees for the nine months ended September 30, 2009 and 2008 were $40,000 and $53,000, respectively.  The fees paid for Accounting services are related to Auditing and SEC filing requirements. During the three months ended September 30, 2009 and 2008, accounting expense was $13,000 and $7,000, respectively.

Legal expense increased by approximately $22,500 during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.   During the nine months ended September 30, 2009 and 2008 legal fees were $140,500 and $118,000, respectively.  The increase in legal fees paid is attributed primarily to the further expansion of our Internet media portal in China, the development of contracts and review of major company transactions in China.  During the three months ended September 30, 2009 and 2008, legal fees were $24,000 and $36,000, respectively.

Consulting fees increased by $64,500 during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  For the nine months ended September 30, 2009 consulting fees were $207,000 of which the majority of the expense was related to the expansion of our Internet media portal in China. During the nine months ended September 30, 2009 and 2008 consulting fees were $207,000 and $142,000, respectively.  During the three months ended September 30, 2009 and 2008, consulting fees were $56,000 and $58,000, respectively.

Amortization of Intangible Assets. Non-cash amortization expense for the nine months ended September 30, 2009 and 2008 were $595,500 and $633,500, respectively. Amortization expense is attributed almost exclusively to the amortization of the Content License Agreement with New China Media, LLC, YGP, LLC ("YGP") and TWK Holdings, LLC. and to the amortization of the Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd.  During the three months ended September 30, 2009 and 2008, non-cash amortization expense was $257,000 and $579,000, respectively.

General and administrative expense increased by approximately $421,000 during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and is attributed to the Company's focus on our Internet media portal in China.  During the nine months ended September 30, 2009 and 2008 general and administrative expense was $644,000 and $244,000, respectively. During the three months ended September 30, 2009 and 2008 general and administrative expense was $202,000 and $90,000, respectively.

Net Loss

For the nine months ended September 30, 2009 and 2008 the Company had a net loss of approximately $4 million and $2.2 million, respectively.  For the three months ended September 30, 2009 and 2008, the Company had a net loss of approximately $1.3 million and $1.2 million, respectively.  The increase in the net loss recorded for both the three months ended and the nine months ended September 30, 2009 as compared to the three months ended and the nine months ended September 30, 2008, respectively is in part attributed to the significant increases in the non-cash expense from the amortization of our intangible assets and the non-cash expense from grants of nonqualified stock options to our employees and non-employee directors.

For the nine months ended September 30, 2009, the aggregate amount of the non-cash expense from the amortization of our intangible assets and the non-cash expense from grants of nonqualified stock options was $2.3 million, representing 58% of the Company's net loss for the nine months ended September 30, 2009, as compared to the nine months ending September 30, 2008 where the aggregate amount of the non-cash expense from the amortization of our intangible assets and the non-cash expense from grants of nonqualified stock options was $768,000 representing 36% of the Company's net loss for the nine months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008, non-cash expense from the amortization of our intangible assets were $257,000 and $579,000, respectively, and non-cash expense from grants of nonqualified stock options during the same two periods were $531,000 and $38,000, respectively.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $207,000 for the nine months ended September 30, 2009 as compared to $330,000 for the nine months ended September 30, 2008. This represents a decrease of approximately $124,000 in interest expense and is primarily attributed to the interest that no longer accrued subsequent to the conversion of the Rebel Holdings Convertible Note on September 10, 2008. See Note 10. Convertible Note Payable - Related Party.  For the three months ended September 30, 2009 and 2008, interest expense was $66,000 and $250,000, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities.  For the nine months ended, September 30, 2009, the Company's primary source of liquidity was the working capital provided to the Company pursuant to the Joint Venture Agreement with Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”).  Pursuant to the Joint Venture agreement, XSEL provides working capital to the Company's wholly-owned subsidiary, YMHK, in monthly increments for the twelve month period ending December 31, 2009. At September 30, 2009, the Joint Venture Agreement with XSEL provided the Company with $1.87 million in gross proceeds and the Company recognized that amount as the principal amount of a 7% Promissory Note due January 1, 2011.  As of September 30, 2009, our cash and cash equivalents were $217,000.  We had a working capital deficit of approximately $746,000 at September 30, 2009 and we continue to have recurring losses.  In the past we have primarily relied upon loans from related parties to fund our operations and, to a lesser extent, financing transactions with other parties.  These conditions raise substantial doubt about our ability to continue as a going concern.  We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.   Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements.  There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $9,390,419 at September 30, 2009 versus $8,961,778 at December 31, 2008.  The change in total assets is primarily attributable to several transactions conducted by the Company resulting in an increase in Intangible Assets. See Note 5 Intangible Assets.

DVD sales decreased significantly during the year ended December 31, 2008 and ceased completely during the nine months ended September 30, 2009.  This reflects the Company's plan to exploit of our internet media portal in China. We do not expect to generate revenues from the sales of our home video library during the years ending December 31, 2009 and 2010.

Intangible Assets, net at September 30, 2009 and December 31, 2008 were $8,810,000 and $8,537,000, respectively. This increase in the Company's intangible assets was as a result of the capitalization of the Supplement to the Content License Agreement and the EPL Agreement as described in Note 5 Intangible Assets. Furthermore, the increase in intangible assets was slightly offset by the increase in the amortization expense.

Accumulated amortization expense at September 30, 2009 and December 31, 2008 was $595,500 and $497,000, respectively.

Property and Equipment increased primarily from the purchase of computers, computer servers, and office equipment in China during the nine months ended September 30, 2009.  At September 30, 2009 and 2008, property and equipment, excluding accumulated depreciation, was $105,000 and $37,000, respectively.  Accumulated depreciation for the nine months ended, September 30, 2009 and 2008 was $34,000 and $22,000, respectively.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2009, pursuant to a letter of agreement with ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof. On September 29, 2009, pursuant to the Consulting Agreement between the Company and ACV, the remaining 750,000 shares of the Company's common stock were issued.

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

On October 22, 2009, the Company issued 234,789 shares of the Company's common stock pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock.  See Note 9 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares of the Company's common stock pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to a director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd.  (“CYN Ads”) which replaced a Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”).  See Item 5. Other Information for a discussion of the 2009 Cooperation Agreement.

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

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

On July 3, 2009, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a new Cooperation Agreement (the “2009 Cooperation Agreement”) with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd.  (“CYN Ads”) which replaced a Cooperation Agreement entered into on June 10, 2008 (the “Old Agreement”) among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”).  See the Company’s Current Report on Form 8-K filed on June 16, 2008 for information on the Old Agreement.

CYI is a business entity ultimately controlled by China Youth League and is entrusted by China Youth League to develop, set up and operate a comprehensive network platform with on-campus students as targeted users and to provide information and related value-added services through such network under the China Youth League, and CYI has obtained an exclusive authorization from the Movie and Television Network Center of China Youth League (the “Center”) for that purpose.  The China Youth League is a youth movement of the People’s Republic of China (“PRC”) for youth between the ages of 14 and 28, run by the Communist Party of China.  The Center, which is a related entity of CYN and is also controlled by China Youth League, has been approved by the PRC State Administration of Radio, Film and Television and issued an Online Video-Audio License by the same authority for dissemination of video and audio contents through an information network.  CYN Ads has been granted by CYN with certain advertising rights to place advertisements through networks under the auspices of CYN.

The 2009 Cooperation Agreement, which is materially comparable to the Old Agreement except as noted below, provides that YMHK  or any third party/parties designated by YMHK shall be granted the following exclusive rights during the term of the 2009 Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the Campus Network and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.

The 2009 Cooperation Agreement acknowledges, and as contemplated by the Old Agreement, that YMHK has established Youth Media (Beijing) Limited, a wholly-foreign-owned company 100% invested by and owned by YMHK in Beijing, China (“YMBJ”) to provide CYI with relevant business, commercial, operational and technical supports, assistances and services with respect to the setup, operation, maintenance and expansion of the Campus Network according to separate agreement between CYI and YMBJ.

The parties have agreed, like in the Old Agreement, that the board of directors of YMBJ shall be composed of five directors, of which three shall be nominated by YMHK (and one of them shall be the chairman and legal representative of YMBJ) and the other two nominated by CYI.  Further, the articles of association of YMBJ shall contain appropriate provisions that certain significant business matters of YMBJ shall require unanimous approval of all five directors or with substantially the same effect.

The term of the 2009 Cooperation Agreement shall be 20 years and may be renewed for an additional term of 10 years by notice in writing given by YMHK to the other parties at least 60 days prior to the expiration of the term.  Notwithstanding the foregoing, either CYI on the one side or YMHK on the other side may terminate the Cooperation Agreement: (a) if the commercial and technical services agreement entered into between CYI and YMBJ is terminated according to its terms; (b) if the other side commits a material breach of the 2009 Cooperation Agreement; and (c) if the other side becomes insolvent or bankrupt.

The parties have acknowledged, and as contemplated by the Old Agreement, that 49% of CYI’s total equity interest has been acquired by a PRC citizen designated and acceptable to CYI and YMHK.  Such designated stockholder has entered into a series of contractual arrangements which include (i) appointing a designee of YMHK as the proxy to exercise all of such stockholders’ voting rights with respect to CYI, (ii) granting an option to YMHK to acquire such equity interest provided it is permitted by PRC laws, and (iii) pledging all of such stockholder’s equity interest in CYI to YMHK in order to guarantee the foregoing obligations.

In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK has agreed to pay CYI an amount equal to 20% of YMBJ’s annual after-tax profits and dividends, if any, as audited by YMBJ’s independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement.   The Old Agreement did not provide for the payment by YMHK of any such profits to CYI or any other party.

 In addition, in conjunction with the 2009 Cooperation Agreement, on November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock to Beijing Consultancy and Development Limited as a designee of CYI and CYN Ads, which shares replace and are in lieu of 71,020 shares of the Company’s Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Old Agreement.  The foregoing securities are being issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The foregoing description of the 2009 Cooperation Agreement is qualified in its entirety by the full text of such document which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Cooperation Agreement dated July 3, 2009 among China Youth Interactive Cultural Media (Beijing) Co., Ltd., China Youth Net Advertising Co. Ltd. and Youth Media (Hong Kong) Limited
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: November 16, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer