Form 10-K
period 2009-12-31
China Youth Media, Inc.
filed 2010-04-15
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
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

Yes ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,809,080. The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 25, 2010 was 158,631,461.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CHINA YOUTH MEDIA, INC.

PART I

ITEM 1.          Description of Business

Overview

China Youth Media, Inc.

China Youth Media, Inc. is a China focused youth marketing and media company whose business is to deliver advertising and content to one of the most sought after and fastest growing demographics in the world. We have secured exclusive rights from the Chinese government controlled corporation, China Youth Interactive Cultural Media, which position us to market to China’s student population with access online, on campus and on mobile. Our strategy is to provide advertisers and corporations with direct and centralized access to this coveted consumer group through a dedicated Intranet Television Network (ITVN) media portal called “Koobee,” campus events and advanced mobile marketing.

Content Syndication Services

China Youth Media plans to syndicate its youth oriented content to delivery platforms across China. We plan to provide our content to China's fixed line subscribers across the country through two options: on an à la carte channel subscription basis, and as part of a bundled broadband service.

Koobee

The cornerstone of our China youth marketing strategy is an advertising supported ITVN media portal called Koobee. Koobee.com is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a targeted demographic in one of the world’s fastest growing broadband markets estimated to total more than 30 million. The student population in China is a valuable but difficult to reach consumer group. Koobee delivers a solution for advertisers and corporations to reach the most active online community in China and a key segment of the world’s largest youth market.

Koobee offers a sports channel featuring All Sports Network (ASN) content from the NFL, NHL, and Pac 10 and Big Ten games; a music channel by BTTV, a popular youth lifestyle and music entertainment TV channel in China; a travel and leisure channel by Quest USA; and a fashion channel featuring “China’s Next Top Model,” part of the international Top Model franchise and based on the hit “America’s Next Top Model.”

On Campus

China Youth Media plans to offer marketers an opportunity to sponsor live events and showcase their brands with international touring acts. We also plan to offer coordinated Internet and campus event campaigns that will bring international touring acts and sponsors directly to China’s college students with live ITVN broadcast straight into their dorm rooms.

Mobile

Our partner China Youth Interactive has secured a national mobile video and advertising license. Our plan is to deploy an advanced mobile media and advertising delivery system catering specifically to China’s youth market.

We are organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States. Revenue sources could be from distribution of content, advertising and licensing.

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

References in this document to the “Company,” “we,” “us,” and “our” refer to China Youth Media, Inc. and its direct and indirect wholly-owned subsidiaries.

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library (the "Westlake Agreement").  Effective the date of the Westlake Agreement, Rebel Crew Films ceased operations and is currently maintained as a corporation in good standing with no operations.

Significant Transactions During The Year Ended December 31, 2009

Content Aggregation for China Telecom and China Unicom in Hunan Province, China

On March 23, 2010, the Company executed a syndication agreement with a key content aggregator for China Telecom and China Unicom in Hunan Province, China. Pursuant àla carte channel subscription basis, and as part of bundled broadband service. The contract provides for payment on a per subscriber per month basis.

X Games and Footprint Worldwide

On October 5, 2009 the Company executed a Content Distribution Agreement (the "X Games Agreement") with Branded entertainment company Footprint Worldwide which whom has signed a deal with ESPN, Inc.’s action sports franchise, X Games, to license video content for exclusive distribution across the Company’s university campus network koobee.com.

China Youth Interactive Cultural Media (CYI)

On June 10, 2008 our subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”). In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  On July 3, 2009, YMHK entered into a new Cooperation Agreement (the “2009 Cooperation Agreement”), with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). The 2009 Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years.

WinTV and the English Premier League

In August 2009, the Company entered into an agreement (the "EPL Agreement") with WinTV, a subscription channel in China run by state-owned Guangdong Provincial Television pursuant to which the Company secured the online rights to distribute the 2009-2010 season of the English Premier League (“EPL”). The EPL Agreement is part of a licensing agreement between YMHK and WinTV.

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

Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited)

On December 26, 2008, our subsidiaries YMHK and YMBJ entered into a Joint Venture Agreement (the "Joint Venture Agreement") with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads. The Joint Venture Agreement provides working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009. The Joint Venture Agreement provides that YMHK and YMBJ shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent. As of the December 31 2009, the Joint Venture Agreement had provided working capital of $2,377,312. An additional $90,000 was provided subsequent to the 2009 fiscal year end.

Recent Developments

Although written demand for payment has not yet been made, we have been advised by XSEL that it will not provide any additional funds to YMHK under the Joint Venture Agreement. As a result, we are seeking additional financing to fund our operations. In addition, we have made overtures to XSEL to restructure the debt obligations of our subsidiaries, YMHK and YMBJ. To date, all such efforts have been unsuccessful. While we believe that the Joint Venture Agreement provides that any and all amounts due to XSEL are not due until twelve months after written demand for payment has been made which demand has not yet been provided, XSEL may claim that such amounts are immediately due and payable based upon certain other language in the Joint Venture Agreement. While we believe such is contrary to the terms of the Joint Venture Agreement, no assurance can be given that we will prevail in the event our interpretation is challenged in any legal proceeding. In addition, no assurance can be made that we will be able to obtain additional financing on acceptable terms, if at all. In this regard, unless we are able to restructure the existing debt obligations of our subsidiaries, YMHK and YMBJ, to XSEL, we believe our ability to obtain any such additional financing will be significantly impaired.

As a result of the foregoing, we have recently substantially reduced our operations and terminated various employees in our subsidiary, YMBJ. While we are trying to maintain limited operations, no assurance can be made that we will be able to continue our business operations for more than a limited period of time, including but not limited to maintaining our ITVN media portal called Koobee. Because of these recent developments, we may be forced to further scale down or possibly cease all business operations, as a result of which investors could lose their investment.

Revenues

During the year ended December 31, 2009, the Company, including its subsidiaries, generated revenue primarily from digital content distribution and website ad revenue.

During the fiscal year 2009, the Company generated almost exclusively all of its revenue through the production and distribution of digital content. In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties that distributed the Company's licensed content. The Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet consumption in China. Consequently, in January 2008 and as described above, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all manufacturing and distribution of its home video library to Westlake Entertainment along with all day-to-day operations related to its home video library. Effective the date of the Westlake Agreement, Rebel Crew Films ceased operations and is currently maintained as a corporation in good standing with no operations.

Customers

We believe that significant opportunities exist in the China Internet advertising space, and we are planning to pursue this potential source of revenue.

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

A key component of our strategy is the continued building of broad acceptance of Koobee by students. We are planning a multi-faceted marketing campaign to follow the launch of Koobee and encourage users to frequent our web portal and associated services.

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

There are many popular video websites available in China: Tudou, Rox, 6Rooms, Pomoho , 56.com

•	Almost all of these sites are comparable to YouTube: content is mostly user generated (UGC)

Other competitors include major portals such as Baidu, Sina, Tom Online, TenCent

•	This group is similar to US portals such as Yahoo! and include but do not focus on video
•	These portals are highly popular as search engines and carry feeds from major news and entertainment sources
•	These sites have large advertising sales staffs with established relationships to ad agencies

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

The regulatory framework for the online industry in China that we and or that our partners operate under is governed and controlled by several government ministries and agencies. For the purposes of our business operations in China, the ministries and agencies which we may operate under include but are not limited to:

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

License Requirements

There are a number of aspects to the operation of Koobee and the operations of our wholly owned subsidiaries Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited, which require licenses from various PRC regulatory authorities. The ability to operate in China is dependent on our partners complying with PRC regulations related to licensing requirements and maintaining good standing status with the associated PRC government ministries.

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

Regulation of Advertising

According to PRC laws and regulations, in order to conduct an advertising business, a company must have an approved business scope that covers such businesses. We source our advertising business through our strategic partnerships, including our partnership with Xintai Huade Advertising Company, which to our knowledge, is licensed to conduct such business.

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

Employees

As of December 31, 2009, we had 13 full time employees in the United States and China. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

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

For the year ended December 31, 2009 and 2008, we generated revenues of $7,000 and $107,000, respectively, and incurred net losses of $9.3 million and $3 million, respectively. At December 31, 2009, we had a working capital deficit of $836,000 and an accumulated deficit of $20.1 million. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer.

Various conditions raise substantial doubt about our ability to continue as a going concern; Need For Additional Financing.

At December 31, 2009, we had an accumulated deficit of approximately $20.1 million and a working capital deficit of $836,000. During the year ended December 31, 2009, we incurred a loss of $9.3 million. During the year ended December 31, 2009, we primarily relied upon debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all. Additional financings, or the possible conversion of any of our debt obligations into equity, will result in dilution for then current stockholders. In addition, see Part I, Item 1 “Recent Developments” for information on certain matters which may jeopardize our ability to continue operations.

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

Most of our systems are located at our facilities in Marina Del Rey, California, Downtown Los Angeles, California, and Beijing, China, all of which are susceptible to earthquakes. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. Although we carry insurance for property damage and business interruption, we do not carry insurance or financial reserves for interruptions or potential losses arising from earthquakes or acts of terrorism.

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

Since we have limited operating history and our total assets at December 31, 2009 consisted of $182,000 in cash and total current assets of $339,000, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.01 to $0.25. The closing sale price for our common stock on March 29, 2009 was $0.06 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

ITEM 2.          Properties

The Company currently has the following buildings under operating leases:

The Company leases approximately 3,800 square feet of space in Marina Del Rey, California. The operating lease expires September 30, 2012. At year end December 31, 2009, the monthly lease payment, including CAM fees, was $7,700. The monthly lease payment is subject to a customary 3% percent escalation per annum. The Company Corporate headquarters are located at this location.

The Company leases approximately 10,000 square feet of additional space in Marina Del Rey, California. The operating lease expires December 31, 2010. At year end December 31, 2009, the monthly lease payment was $13,600. The monthly lease payment is subject to a customary 3% percent escalation per annum. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties. It is expected that the future lease payment obligation of the Company related to this lease will be completely offset by the subleases and it is anticipated that they will remain subleased for the remaining term of the lease. For the year ended December 31, 2009, the sublease agreements resulted in $198,000 in gross revenues.

On July 15, 2008, the Company entered into a commercial lease agreement for approximately 50m2 of office space in Beijing, China. The lease expired on June 30, 2009 and required monthly payments of $1,500.

At year end December 31, 2009, the Company is confident that these buildings provide more than adequate space to meet our needs and provide for future growth.

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

ITEM 4.          Reserved

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol CHYU.OB. The table below delineates on a quarterly basis the high and low sales prices per share of our common stock as reported by the OTCBB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

		Common Stock Price
		High	Low
2009
First Quarter Ended	March 31	$0.13	$0.12
Second Quarter Ended	June 30	$0.19	$0.19
Third Quarter Ended	September 30	$0.07	$0.07
Fourth Quarter Ended	December 31	$0.08	$0.08

2008
First Quarter Ended	March 31	$0.06	$0.06
Second Quarter Ended	June 30	$0.10	$0.10
Third Quarter Ended	September 30	$0.09	$0.09
Fourth Quarter Ended	December 31	$0.15	$0.15

Holders of Record

As of March 29, 2010, there were approximately 287 holders of record of the Company common stock.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2009 and December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

On June 2, 2008, the Company entered into a Content License Agreement (the "Content License Agreement") with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. On May 14, 2009 the Company issued 12,000,000 shares of common stock to TWK, pursuant to a notice of conversion, in which TWK agreed to convert the entire amount of their shares of Series A Convertible Preferred Stock of the Company into 12,000,000 shares of common stock.

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

On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement.

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 thereunder.

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

See Note 3 Other Current Assets for information on the Consulting Agreement between the Company and American Capital Ventures, Inc. (“ACV”) and the issuance of shares thereunder. On February 6, 2009, pursuant to a letter of agreement with ACV, notwithstanding anything to the contrary to the Consulting Agreement between ACV and the Company, the Company agreed to issue in advance of the thirteenth month of the Consulting Agreement 250,000 shares of the Company's common stock that will be deducted from the 1,000,000 (one million) shares of the Company's common stock that were scheduled to be issued on the thirteenth month of the Consulting Agreement so that the remaining shares of the Company's common stock to be issued to ACV on such date are 750,000, unless the Consulting Agreement is earlier terminated pursuant to the terms thereof. On September 29, 2009, pursuant to the Consulting Agreement between the Company and ACV, the 750,000 shares of the Company's common stock were issued.

On January 8, 2009, the Content License Agreement was further extended by an additional eight (8) years for a total of ten (10) years. In consideration for the increase in the term of the agreement, New China Media received 4,000,000 shares of the Company's common stock. The Content License Agreement extension was valued at $600,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement. See Note 5 Intangible Assets.

On October 22, 2009, the Company issued 234,789 shares of the Company’s common to one of the directors of the Company stock pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock. See Note 10 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares of the Company's common stock to another director pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to such director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

On December 31, 2009, the Company issued 100,000 shares of the Company's common stock pursuant to a Consulting Agreement ("Consulting Agreement") with ROAR, LLC ("ROAR") pursuant to the terms of which, ROAR will receive 300,000 shares of the Company's common stock. The Consulting Agreement was valued at $30,000 based on the value of the underlying shares of the company's common stock on the effective date of the Consulting Agreement. At December 31, 2009, 200,000 shares of the Company's common stock remained to be issued.

See Note 11 Convertible Note Payable–Related Party in the Notes to the Consolidated Financial Statements for information on the conversion of the Rebel Holdings Convertible Note into shares of the Company's common stock.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 thereunder.

Recent Stock Option Grants and Other Grants of Warrants

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

References in this document to the “Company,” “we,” “us,” and “our” refer to China Youth Media, Inc. and its direct and indirect wholly-owned subsidiaries.

Koobee

Koobee is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a highly targeted demographic in the world’s fastest growing broadband market. Koobee plans offer delivery of TV-style entertainment primarily to the computers of these students, providing a solution for advertisers and corporations to reach the most active online community in China and a key segment of the world’s largest youth market.

Koobee offers a sports channel featuring All Sports Network (ASN) content from the NFL, NHL, and Pac 10 and Big Ten games; a music channel by BTTV, a popular youth lifestyle and music entertainment TV channel in China; a travel and leisure channel by Quest USA; and a fashion channel featuring “China’s Next Top Model,” part of the international Top Model franchise and based on the hit U.S. TV show “America’s Next Top Model.”

With Koobee, we intend to provide advertisers the impact of TV with the ROI of the Internet. We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry.

Content Syndication Services

China Youth Media plans to deliver premium content to this targeted demographic through its online video portal, www.koobee.com, and will syndicate its youth oriented content to complimentary delivery platforms across China. We plan to provide our content to China Telecom and China Unicom subscribers through two options: on an à la carte channel subscription basis, and as part of a bundled broadband service.

Online

We plan to strategically position Koobee, the advertising supported ITVN media portal, to be the engine that drives multiple revenue streams, including brand sponsorships, interactive advertising and eCommerce. Koobee is a venue designed for marketers to deliver traditional TV spots and new media advertising campaigns to a highly targeted ’s fastest growing broadband market.

On Campus

China Youth Media plans to offer marketers an opportunity to sponsor live events and showcase their brands. We also plan to offer coordinated Internet and campus event campaigns that will bring international touring acts and sponsors directly to China’s college students with live ITVN broadcast straight into their dorm rooms.

On Mobile

Our strategic partner China Youth Interactive Cultural Media secured a national mobile video and advertising license. Our plan is to deploy an advanced mobile media and advertising delivery system catering specifically to China’s youth market. We anticipate offering opt-in surveys and data collection, as well as coordinated Internet, campus event and mobile campaigns.

Advertising Services

China Youth Media seeks to enable brands to achieve their media objective by providing tailor-made advertising services and niche-targeted media campaigns.

Significant Transactions During The Year Ended December 31, 2009

Content Aggregation for China Telecom and China Unicom in Hunan Province, China

On March 23, 2010, the Company executed a syndication agreement with a key content aggregator for China Telecom and China Unicom in Hunan Province, China. Pursuant to the terms of the syndication agreement, the Company will provide its youth focused content to China Telecom and Unicom subscribers in Hunan Province through two options: on an à la carte channel subscription basis, and as part of a bundled broadband service. The contract provides for payment on a per subscriber per month basis.

X Games and Footprint Worldwide

On October 5, 2009 the Company executed a Content Distribution Agreement (the "X Games Agreement") with Branded entertainment company Footprint Worldwide which whom has signed a deal with ESPN, Inc.’s action sports franchise, X Games, to license video content for exclusive distribution across  the Company's university campus network koobee.com.

China Youth Interactive Cultural Media (CYI)

On June 10, 2008 our subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. ("CYN"), China Youth Interactive Cultural Media (Beijing) Co., Ltd. ("CYI") and China Youth Net Advertising Co. Ltd. ("CYN Ads") to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”). In addition, CYN and CYI have agreed to exclusively grant YMHK the following rights during the term of the Cooperation Agreement: exclusive right to advertise on the Campus Network; exclusive right to sell and operate the commercial campus marketing events; right to provide foreign commercial content to the Campus Network; and enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement.  On July 3, 2009, YMHK entered into a new Cooperation Agreement (the “2009 Cooperation Agreement”), with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). The 2009 Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years.

WinTV and the English Premier League

In August 2009, the Company entered into an agreement (the "EPL Agreement") with WinTV, a subscription channel in China run by state-owned Guangdong Provincial Television pursuant to which the Company secured the online rights to distribute the 2009-2010 season of the English Premier League (“EPL”). The EPL Agreement is part of a licensing agreement between YMHK and WinTV.

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

Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited)

On December 26, 2008, our subsidiaries YMHK and YMBJ entered into a Joint Venture Agreement (the "Joint Venture Agreement") with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads. The Joint Venture Agreement provides working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009. The Joint Venture Agreement provides that YMHK and YMBJ shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent. As of the December 31 2009, the Joint Venture Agreement had provided working capital of $2,377,312. An additional $90,000 was provided subsequent to the 2009 fiscal year end.

Recent Developments

Although written demand for payment has not yet been made, we have been advised by XSEL that it will not provide any additional funds to YMHK under the Joint Venture Agreement. As a result, we are seeking additional financing to fund our operations. In addition, we have made overtures to XSEL to restructure the debt obligations of our subsidiaries, YMHK and YMBJ. To date, all such efforts have been unsuccessful. While we believe that the Joint Venture Agreement provides that any and all amounts due to XSEL are not due until twelve months after written demand for payment has been made which demand has not yet been provided, XSEL may claim that such amounts are immediately due and payable based upon certain other language in the Joint Venture Agreement. While we believe such is contrary to the terms of the Joint Venture Agreement, no assurance can be given that we will prevail in the event our interpretation is challenged in any legal proceeding. In addition, no assurance can be made that we will be able to obtain additional financing on acceptable terms, if at all. In this regard, unless we are able to restructure the existing debt obligations of our subsidiaries, YMHK and YMBJ, to XSEL, we believe our ability to obtain any such additional financing will be significantly impaired.

As a result of the foregoing, we have recently substantially reduced our operations and terminated various employees in our subsidiary, YMBJ. While we are trying to maintain limited operations, no assurance can be made that we will be able to continue our business operations for more than a limited period of time, including but not limited to maintaining our ITVN media portal called Koobee. Because of these recent developments, we may be forced to further scale down or possibly cease all business operations, as a result of which investors could lose their investment.

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library (the "Westlake Agreement").  Effective the date of the Westlake Agreement, Rebel Crew Films ceased operations and is currently maintained as a corporation in good standing with no operations.

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

Revenue Sources

During the year ended December 31, 2009, the Company, including its subsidiaries, generated revenue primarily from digital content distribution and website ad revenue.

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

Results of Operations

Comparison of Year End December 31, 2009 to 2008

Revenues

Sales - We generated revenues of $7,000 and $107,000 for the years ended December 31, 2009 and December 31, 2008, respectively. During the fiscal year 2009, the Company generated almost exclusively all of its revenue through the production and distribution of digital content. In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties that distributed the Company's licensed content. The Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet consumption in China. Consequently, in January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all manufacturing and distribution of its home video library to Westlake Entertainment along with all day-to-day operations related to its home video library. Effective the date of the Westlake Agreement, Rebel Crew Films ceased operations and is currently maintained as a corporation in good standing with no operations.

Other Income - In March 2006, the Company entered into a commercial lease agreement for additional office space (the "Hollman Lease"). The Hollman Lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties. For the year ended December 31, 2009, the sublease agreements resulted in $198,000 in gross revenues.

Operating Expenses

Operating expenses were $5.4 million and $2.6 million during the years ended December 31, 2009 and 2008, respectively. A decrease in the cost of sales, depreciation expense and legal expense partially offset the increase in the component that was almost exclusively responsible for the increase in operating expenses during the twelve months ended December 31, 2009 which was stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors increased significantly to $2,236,000 during the year ended December 31, 2009 from $163,000 during the year ended December 31, 2008. The increase in stock based compensation expense from grants of nonqualified stock options during the year ended December 31, 2009 resulted primarily from issuances of nonqualified stock options to employees with the Company.

Cost of sales during the twelve months ended December 31, 2009 was zero which represents a significant decrease from $55,000 during the twelve months ended December 31, 2008 . The decrease in cost of sales can be attributed to the shift in Company strategy to the aggregation and distribution of international content and advertising for Internet consumption in China.

Salaries and employee benefits, excluding stock based compensation expense, reflected an increase to $556,000 during the year ended December 31, 2009 from $443,000 during the year ended December 31, 2008. The increase in costs reflect a shift in our Company strategy which resulted in part in a targeted hiring of employees that are related to the normal operations of the Company's subsidiary in Beijing.

The remaining operating expenses consisted of professional fees, rent expense, amortization expense and general and administrative expenses. Professional fees were $14,000 less during the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in professional fees are in large part due to significant decreases in amounts paid for legal and accounting fees related to our operations in China and the establishment of our subsidiaries in Hong Kong and Beijing.

Legal expense decreased from the previous year. Legal fees decreased by $71,000 during the year ended December 31, 2009. During the year ended December 31, 2009 and 2008, legal fees were $171,000 and $241,000, respectively. For the year ended December 31, 2009 the majority of legal fees were related to the development of contracts and review of major company transactions. In addition, legal fees during this period were composed of fees paid for S.E.C. filing related matters, private placement agreements and in preparation for financing activities. During the year ended December 31, 2008, legal fees were almost exclusively related to the establishment of our subsidiaries in Hong Kong and Beijing along with S.E.C. filing related expenses.

Consulting fees increase by $69,000 during the year ended December 31, 2009. At December 31, 2009 and 2008, consulting fees were $255,000 and $187,000, respectively. During the year ended December 31, 2009, the majority of consulting expense was related to business development, investor relations and merger and acquisition consulting along with other development costs associated with our operations in China. During the year ended December 31, 2008, consulting expense was related to sales contracting work and the development of our operations in China.

Rent expense increased by approximately $44,000 during the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the Company’s leases and the associated customary 3% increase in the base rent and to a lesser extent because of additional commercial office space leased by the Company in Beijing, China in July 2008, with base rent of $1,500 per month.

General and administrative expense increased by approximately $611,000 during the year ended December 31, 2009 compared to the year ended December 31, 2008 and is primarily attributed to the costs associated with the development, building of and operation of our fully managed video and audio distribution network and, to a lesser extent, the strategic overall expansion of the business to the aggregation and distribution of international content and advertising for Internet consumption in China.

Net Loss

For the years ended December 31, 2009 and 2008 the Company had a net loss of approximately $9.3 million and $3 million, respectively and is primarily attributed to a significant decrease in revenues generated. The Company increased its operating expenses during the year ended 2009 as compared to 2008 primarily due to the expansion of normal operations and other development efforts in the Company's subsidiary in Beijing.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital increase to $283,000 during the year ended December 31, 2009 from $274,000 during the year ended December 31, 2008.

Taxes

At December 31, 2009, we had a net operating loss carryforward of approximately $7.76 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities and, to date and to a lesser extent, cash from current operations. As of December 31, 2009, our cash and cash equivalents were $182,000. We had a working capital deficit of approximately $836,000 at December 31, 2009 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from “Recent Developments” above for information on certain matters which may jeopardize our ability to continue operations.

Total assets were $5,094,000 at December 31, 2009 versus $8,962,000 at December 31, 2008. The change in total assets is primarily attributable to several major transactions conducted by the Company resulting in a significant decrease in Intangible Assets during the year ended December 31, 2009. See Note 5 Intangible Asset.

Accounts receivable decreased by $162,000 during the twelve months ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in accounts receivable resulted primarily from the change in strategy of the Company to focus on developing an Internet media portal in China. The Company will continue to focus Company resources to the development and operation of our Internet media portal and to the aggregation and distribution of international content and advertising for Internet consumption in China.

Intangible Assets net for the twelve months ended December 31, 2009 and 2008 was $4,665,000 and $8,537,000, respectively. This significant decrease in the Company's intangible assets was almost exclusively as a result of the capitalization of a new Cooperation Agreement entered into by the Company as described in Note 5 Intangible Assets, China IPTV and Mobile License, which resulted in the recording of a one-time non-cash impairment loss that was partially offset by the capitalization of the Content License Agreement extension entered into by the Company on January 8, 2009 as described in Note 5 Intangible Assets, Content License Agreement.

Operating activities used $2,060,000 of cash during the year ended December 31, 2009 compared to $926,000 during the year ended December 31, 2008. The change in cash used for operating activities resulted primarily from a shift in Company strategy to focus on the development and operation of our Internet media portal and to the aggregation and distribution of international content and advertising for Internet consumption in China.

 During the year ended December 31, 2009, there was no sales revenue related to the sale of our licensed content which resulted in an associated decrease in cost of sales. As we continue to focus Company resources to the development and operation of our Internet media portal and to the aggregation and distribution of international content and advertising for Internet consumption in China, the Company anticipates that all revenues henceforth will be generated from our operations in China.

Cash used in investing activities for the year ended December 31, 2009 of $74,000 resulted primarily from the purchase of computer hardware and to securing the online rights to distribute certain content and other licensing agreements which were offset by the expiration of the licensed content of our Spanish language home video library. Cash used in investing activities for the year ended December 31, 2008 of $5,500, resulted from the purchase of computer hardware.

Contractual Obligations as of December 31, 2009

Operating Leases - Set forth below is a summary of our current obligations as of December 31, 2009 comprised exclusively of rental lease obligations to make future payments due by the period indicated below.

Operating Lease Payments	Minimum Payments
2010	$239,566
2011	82,757
2012	63,508
Total	$385,831

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

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share - Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued standards that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued standards that responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, the standards require a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement and is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued standards that eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In May 2009, the FASB issued standards that requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its December 31, 2009 financial statements for subsequent events through March 29, 2010, the date the financial statements were available to be issued. Other than the agreements and events in Note 19, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued standards that identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued standards that require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This standard became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In April 2008, the FASB issued standards that amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and was effective for fiscal years beginning after November 15, 2008. This standard was effective for the Company beginning January 1, 2009. We do not expect the adoption of this to have a material impact on the Company’s income statement, financial position or cash flows.

In March 2008, the FASB issued standards that amends and expand the disclosure requirements and with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses derivative instruments; b) How derivative instruments and related hedged items are accounted for and its related interpretations; and c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and was effective for fiscal years beginning after November 15, 2008. This standard was effective for the Company beginning in the first quarter of fiscal 2009. We do not expect the adoption of this standard to have a material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued standards that requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. This standard also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. This standard was effective for the Company beginning January 1, 2009 and we will apply it prospectively to business combinations completed on or after that date.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.              Financial Statements and Supplementary Data

See Financials Statements on Page 40 of this Annual Report on Form 10-K.

ITEM 9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A (T).     Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.          Other Information

Not applicable.

PART III

ITEM 10.           Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Jay Rifkin	54	Chief Executive Officer, Director
William B. Horne	41	Director
Alice M. Campbell	59	Director
Alan Morelli	48	Director
David M. Kaye	55	Director

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

William B. Horne, Director. Mr. Horne has been a member of our Board of Directors since July 20, 2005. From July 20, 2005 to April 20, 2007, Mr. Horne was our Chief Financial Officer. From September 30, 2005 until December 29, 2005, Mr. Horne also served as our Chief Executive Officer and Chairman of our Board of Directors. Mr. Horne is currently the Cheif Financial Officer of Physical Therapy Holdings, Inc. From July 2005 until October 2008, Mr. Horne was Chief Financial Officer of Patient Safety Technologies, Inc., a public company quoted on the OTC Bulletin Board, and was Chief Executive Officer from January 2007 until May 2008. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company, which was subsequently sold to General Communications, Inc. (Nasdaq: GNCMA). Since January 2002, Mr. Horne has also provided strategic financial consulting services to both private and public companies. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership

Alice M. Campbell, Director. Ms. Campbell has been a member of our Board of Directors since July 16, 2005. From June 23, 2005 until January 30, 2006, Ms. Campbell served as a director of IPEX, Inc., a public company quoted on the OTC Bulletin Board. Ms. Campbell served as a director of Patient Safety Technologies, Inc., a public company quoted on the OTC Bulletin Board, from October 22, 2004 until January 26, 2007. Since 2001, Ms. Campbell has been, and is currently, an investigator and consultant specializing in research and litigation services, financial investigations and computer forensics for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service and for the National Business Institute. From 1979 to 2001, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney’s Office and with several federal agencies, including the Internal Revenue Service, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service.

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2009, all the reporting persons complied with all applicable filing requirements, except that William B. Horne filed one report late relating to one transaction, Alice M. Campbell filed one report late relating to one transaction and Dennis Pelino filed one report late relating to one transaction.

Item 11.             Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2009 and, December 31, 2008, of those persons who were, at December 31, 2009 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Jay Rifkin, (1)	2009	$165,000	$0	$0	$2,771,683	$0	$0	$0	$2,936,683
President and	2008	$165,000	$0	$0	$0	$0	$0	$0	$165,000
Chief Executive Officer

(1)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

(2)	Consists of salary for 2009. Consists of accrued salary for 2008, none of which has been paid as of December 31, 2009.

(3)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2009 computed in accordance with SFAS 123(R).

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2009.

Outstanding Equity Awards at December 31, 2009

	Options Awards
	No. of Securities Underlying Unexercised Options (#)	No. of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Jay Rifkin	112,500	37,500	$0.20	11/8/2016
	3,750,000	0	$0.13	5/11/2019
	0	20,000,000	$0.13	5/11/2019

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

Compensation of Directors

During 2009, the Company did not compensate any of its directors in cash. The Chairperson of the Audit Committee is entitled to receive $6,000 annually paid in cash. During 2009, the Company did not pay this amount. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above.

The following table provides certain summary information concerning the compensation paid to directors, other than Jay Rifkin (our Chief Executive Officer), during 2009. All compensation paid to Mr. Rifkin is set forth in the table under "Executive Compensation."

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Alan Morelli	0	0	$265,498	0	$265,498
Alice M. Campbell	0	0	$268,416	0	$268,416
David M. Kaye	0	0	$265,498	0	$265,498
William B. Horne	0	0	$274,251	0	$274,251

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2009 computed in accordance with Financial Accounting Standards 123R.

Employment Agreements with Executive Officers

Jay Rifkin, Chief Executive Officer of the Company, is employed pursuant to an employment agreement entered into as of November 2, 2009, and effective as of July 1, 2009, at an initial annual base salary of $200,000. The term of the employment agreement is three years and will automatically renew for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. The annual base salary will increase at least 10% in the second year of the term and at least 10% more in the third year of the employment term. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. If Mr. Rifkin voluntarily terminates the agreement without good reason or if we terminate the agreement for cause, we must pay Mr. Rifkin all accrued compensation through the date of termination and provide life, accident and disability insurance, and health, dental and vision benefits to Mr. Rifkin and his dependents for a period of three months after termination. If we terminate the agreement without cause, if Mr. Rifkin terminates the agreement for good reason or if the agreement is terminated upon the death or disability of Mr. Rifkin, then we must pay Mr. Rifkin or his estate all unpaid compensation through the duration of the three-year employment term and must provide insurance and health benefits through the duration of such term. “Good Reason” is defined in the agreement as: (i) material breach of the agreement by us including, without limitation, any diminution in title, office, rights and privileges of Mr. Rifkin or failure to receive base salary payments on a timely basis; (ii) relocation of the principal place for Mr. Rifkin to provide his services to any location more than 20 miles away from 4143 Glencoe Ave, Marina Del Rey, Ca 90292; (iii) failure to maintain in effect directors’ and officers’ liability insurance covering Mr. Rifkin; (iv) any assignment or transfer of any of our rights or obligations under the agreement; or (v) any change in control of our company including, without limitation, if Mr. Rifkin shall cease to own a majority of our outstanding voting securities. The foregoing agreement replaced an employment agreement entered into with Mr. Rifkin effective as of September 30, 2005.

Mr. Rifkin was previously granted options to purchase 4,400,000 shares of common stock with an exercise price equal to the FMV of the common stock on September 30, 2005 and vesting annually over a period of three years from December 29, 2005. On May 11, 2009, with the consent of Jay Rifkin, the Company canceled options held by him to purchase 4,400,000 shares of common stock, exercisable at $0.85 per share. Further, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 3,750,000 shares of common stock with an exercise price of $0.13 per share, which equals the closing price of the Company’s common stock on the date of grant, which stock options vest fully on the date of grant. In addition, on May 11, 2009, the Company granted Mr. Rifkin options to purchase 20,000,000 shares of the Company’s common stock with an exercise price of $0.13 per share, which stock options shall vest annually over a period of four years from the date of grant. Under the current employment agreement, Mr. Rifkin is also eligible to receive shares of common stock and stock options from time to time and an annual bonus as determined by the Board of Directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 29, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Percentage of Common Stock (2)
Jay Rifkin	96,830,063	(3)	58.80%
William B. Horne	747,289	(4)	1.73%
Alice M. Campbell	612,500	(5)	1.65%
Alan Morelli	400,000	(6)	1.57%
David M. Kaye	462,500	(7)	1.57%
Dennis Pelino	34,977,778	(8)	21.67%
TWK Holdings, LLC	12,000,000	(9)	7.56%

All named executive officers and directors as a group (5 persons)	99,052,352		56.70%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o China Youth Media, Inc., 4143 Glencoe Avenue, Marina Del Rey, CA 90292.

(2)
Applicable percentage ownership is based on 158,631,461 shares of common stock outstanding as of March 29, 2010 plus, for each stockholder, any securities that stockholder has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 29, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 88,354,605 shares held by Rebel Holdings, LLC ("Rebel Holdings") of which Mr. Rifkin is the sole managing member; (b) 2,421,292 shares which are directly held by Mr. Rifkin; (c) 1,666,666 shares issuable upon conversion of a $150,000 principal amount convertible note held by Mojo Music, Inc. of which Mr. Rifkin is the sole managing member, with a conversion price of $0.09 per share; (d) 525,000 shares issuable upon exercise of stock warrants with an exercise price of $0.09 per share; (e) 3,750,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009; (f) 20,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010; and (g) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share, which stock options vest annually over a period of three years from November 8, 2007. For the purposes of the applicable percentage of beneficial ownership, included are only those shares beneficially owned, plus any securities that Mr. Rifkin has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights and does not include 20,037,500 shares issuable upon exercise of stock options which are not exercisable within such 60 day period. Mr. Rifkin’s reported beneficial ownership does not include certain shares of common stock issued and issuable for which certain shareholders have granted Mr. Rifkin an irrevocable proxy to vote for certain directors.

(4)
Includes (a) 284,789 shares owned by Mr. Horne; (b) 350,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009; (c) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007; and (d) 2,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010. For the purposes of the applicable percentage of beneficial ownership, included are only those shares beneficially owned, plus any securities that Mr. Horne has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights and does not include 2,037,500 shares issuable upon exercise of stock options which are not exercisable within such 60 day period. Mr. Horne has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(5)
Represents (a) 200,00 shares owned by Ms. Campbell; (b) 300,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009; (c) 150,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007; and (d) 2,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010. For the purposes of the applicable percentage of beneficial ownership, included are only those shares beneficially owned, plus any securities that Ms. Campbell has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights and does not include 2,037,500 shares issuable upon exercise of stock options which are not exercisable within such 60 day period. Ms. Campbell has granted Mr. Rifkin an irrevocable proxy to vote the shares of common stock issuable upon exercise of such stock options for certain directors.

(6)
Includes: (a) 275,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009;  (b) 2,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010; and (c) options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share, which stock options vest annually over a period of four years from August 29, 2007. For the purposes of the applicable percentage of beneficial ownership, included are only those shares beneficially owned, plus any securities that Mr. Morelli has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights and does not include 2,125,000 shares issuable upon exercise of stock options which are not exercisable within such 60 day period.

(7)
Includes (a) 275,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009; (b) options to purchase 250,000 shares issuable upon exercise of stock options with an exercise price of $0.20 per share which stock options vest annually over a period of four years from November 8, 2007; and (c) 2,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010. For the purposes of the applicable percentage of beneficial ownership, included are only those shares beneficially owned, plus any securities that Mr. Kaye has the right to acquire within 60 days of March 29, 2010 pursuant to options, warrants, conversion privileges or other rights and does not include 2,062,500 shares issuable upon exercise of stock options which are not exercisable within such 60 day period.

(8)
Includes (a) 9,000,000 shares which are directly held by Mr. Pelino; (b) 7,000,000 shares which are held by New China Media LLC of which Mr. Pelino is the sole managing member; (c) 16,200,000 shares which are held by Year of the Golden Pig LLC (“YGP”) of which Mr. Pelino is the sole managing member; (d) 2,777,777 shares issuable upon conversion of a $250,000 principal amount of a convertible note held by YGP; and (e) 875,000 shares issuable upon exercise of stock warrants with an exercise price of $0.09 per share. The address for Dennis Pelino is 400 Alton Road Suite 3107, Miami Beach, FL 33129.

(9)	Includes 12,000,000 shares which are directly held by TWK Holdings, LLC. The address for TWK Holdings, LLC is 3 Lorong Bukit Candan 3, Taman Impian Batu 4 1/2, Jalan IPOH, 51100 KL, Malaysia.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,958,333	$0.13	9,041,667

Equity compensation plans not approved by security holders	550,000	$0.42	-0-
Total	41,508,333	$0.14	9,041,667

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest, except as follows:

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

Effective on June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd. pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions. In conjunction with Cooperation Agreement, the Company issued an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to three designees of CYN. On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement. The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2009, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

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

On October 22, 2009, the Company issued 234,789 shares of the Company’s common stock to William B. Horne, a director, pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock. See Note 10 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares of the Company’s common stock to Alice M. Campbell, a director, pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to a director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

Director Independence

Our board of directors currently consists of five members. They are Jay Rifkin, William B. Horne, Alice M. Campbell, Alan Morelli and David M. Kaye. Morelli and Kaye are independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $40,000 and $40,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

During the year ended 2009, we received additional professional services in the amount of $5,250 rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

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

Financial Statements are listed in the Table of Contents to the Financial Statements on page 40 of this report.

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

10.1*	China Youth Media, Inc. Stock Option and Restricted Stock Plan as Amended*

10.2*	Employment Agreement dated as of November 2, 2009, and effective as of July 1, 2009 by and between China Youth Media, Inc. and Jay Rifkin

10.3
Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2005 between The Welk Group, Inc. and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.4
Content License Agreement dated June 2, 2008 by and between Digicorp, Inc. and New China Media, LLC, YGP, LLC and TWK Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.5
Supply Agreement for Content dated May 31, 2008 by and between Youth Media (Hong Kong) Limited, a subsidiary of the Company, Yes Television (Hong Kong) Limited, and New China Media LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.6
Cooperation Agreement dated July 3, 2009 among China Youth Interactive Cultural Media (Beijing) Co., Ltd., China Youth Net Advertising Co. Ltd. and Youth Media (Hong Kong) Limited (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 16, 2009)

10.7
Loan Consolidation and Amendment to Security Agreement dated as of September 10, 2008 among Digicorp, Inc., Rebel Holdings, LLC and Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008)

10.8
Secured Convertible Consolidated Promissory Note between Digicorp, Inc. and Rebel Holdings, LLC, dated September 10, 2008 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008).

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

CHINA YOUTH MEDIA, INC.

Date: April 13, 2010	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jay Rifkin
Jay Rifkin	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 13, 2010

/s/ William B. Horne
William B. Horne	Director	April 13, 2010

/s/ Alice M. Campbell
Alice M. Campbell	Director	April 13, 2010

/s/ Alan Morelli
Alan Morelli	Director	April 13, 2010

/s/ David M. Kaye
David M. Kaye	Director	April 13, 2010

China Youth Media, Inc.
Consolidated Financial Statements

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of China Youth Media, Inc.

We have audited the accompanying consolidated balance sheets of China Youth Media, Inc. (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Youth Media, Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 13, 2010

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheet (Audited)

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,723	$34,425
Accounts receivable, net	—	161,604
Other current assets	157,432	112,500
TOTAL CURRENT ASSETS	339,155	308,529

Property and equipment, net	65,457	16,778
Intangible assets, net	4,664,879	8,537,503
Other Assets	24,916	98,968

TOTAL ASSETS	$5,094,407	$8,961,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$106,382	$197,582
Accrued liabilities	1,068,293	848,006
Note payable - related party	—	5,000

TOTAL CURRENT LIABILITIES	1,174,675	1,050,588

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	2,228,047
Convertible note payable	250,000	250,000
Note payable	2,377,312	100,000
Beneficial conversion feature	(277,128)	(207,489)

TOTAL LONG TERM LIABILITIES	2,500,184	2,370,558

TOTAL LIABILITIES	$3,674,859	$3,421,146

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
3,000 shares issued and outstanding at December 31, 2009;
83,020 shares issued and outstanding at December 31, 2008;	3	83
Common stock, $0.001 par value: 500,000,000 shares authorized;
158,631,461 shares issued and outstanding at December 31, 2009;
71,828,439 shares issued and outstanding at December 31, 2008;	158,631	71,828
Paid-in capital	21,420,227	16,313,219
Accumulated other comprehensive income	(213)	—
Accumulated deficit	(20,159,100)	(10,844,498)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,419,548	5,540,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,094,407	$8,961,778

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income (Audited)

	Years Ended
	December 31,	December 31,
	2009	2008
REVENUE
Sales	$7,000	$106,898

Total revenue	7,000	106,898

OPERATING EXPENSES
Cost of sales	—	54,678
Selling, general and administrative expenses	5,389,363	2,533,725

Total operating expenses	5,389,363	2,588,403

Operating loss	(5,382,363)	(2,481,505)

Other Income (expense)
Interest income (expense)	(281,044)	(274,332)
Rental Income	198,049	148,103
Loss on Abandonment	—	(130,317)
Loss on Impairment Goodwill	(27,800)	(132,200)
Loss on Impairment IP Holdings	(3,821,444)	(106,861)

Total other income (expense)	(3,932,239)	(495,607)

NET LOSS	$(9,314,602)	$(2,977,112)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	127,263,088	38,573,023

Other Comprehensive Income
Foreign currency translation adjustment	(213)	—
Net income	(9,314,602)	(2,977,112)
COMPREHENSIVE INCOME	$(9,314,815)	$(2,977,112)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,314,602)	$(2,977,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	—	130,317
Loss on Impairment of Goodwill	27,800	132,200
Loss on Impairment of IP Holdings	4,325,054	106,861
Depreciation	16,809	27,202
Amortization of licenses	128,243	820,182
Amortization of beneficial conversion feature	92,861	135,078
Stock-based compensation to employees and directors	2,236,141	162,654
Changes in operating assets and liabilities:
Accounts receivable	161,604	143,237
Inventories	—	15,436
Other assets	29,120	33,397
Accounts payable and accrued liabilities	237,131	413,885
Deferred revenue	—	(69,672)

Net cash used in operating activities	(2,059,839)	(926,335)

Cash flows from investing activities:
Purchases of licenses and developed content	(262,500)	—
Purchases of property and equipment	(65,488)	(3,530)
Purchases of intangible assets	254,026	(2,010)

Net cash used in investing activities	(73,962)	(5,540)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	347,500
Proceeds from issuance of preferred stock	—	31,200
Proceeds from issuance of convertible notes	—	250,000
Proceeds from issuance of convertible note related party	—	232,000
Proceeds from note	2,277,312	100,000

Net cash provided by financing activities	2,281,312	960,700

Effect of exchange rate	(213)	—

Net increase (decrease) in cash and cash equivalents	147,298	28,825

Cash and cash equivalents at beginning of period	34,425	5,600

Cash and cash equivalents at end of period	$181,723	$34,425

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash investing and financing activity:

Beneficial conversion feature	162,500	226,352
Shares issued pursuant to consulting agreement	$100,000	$—
Acquisition of intangible assets for stock	$600,000	$9,199,800

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

BALANCES, December 31, 2007	—	—	39,545,104	$39,545	$6,243,079	$(7,867,386)	—	$(1,584,762)

Issuance of preferred stock	83,020	83			9,211,717.00			9,211,800
Issuance of common stock			32,283,335	32,283	469,417.00			501,700
Debt Discount, net effect					226,352.00			226,352
Compensation expense, stock option issuances					162,654.00			162,654

Net loss						-2,977,112		(2,977,112)

BALANCES, December 31, 2008	83,020	83	71,828,439	$71,828	$16,313,219.00	$(10,844,498)	$—	$5,540,632

Conversion of preferred stock	(12,000)	(12)	12,000,000	12,000	(11,920)			—
Cancellation of preferred stock	(68,020)	(68)	—	—	68			—
Issuance of common stock			74,803,022	74,803	2,720,287			2,795,090
Debt Discount, net effect					162,500			162,500
Compensation expense, stock option issuances					2,236,141			2,236,141
Foreign currency translation adjustment							(213)	(213)
Net loss						(9,314,602)		(9,314,602)

BALANCES, December 31, 2009	3,000	3	158,631,461	$158,631	$21,420,227	$(20,159,100)	$(213)	$1,419,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. In January 2008, the Company entered into a license and distribution agreement with Westlake Entertainment, Inc. which effectively shifted all day-to-day operations related to our home video library (the "Westlake Agreement").  Effective the date of the Westlake Agreement, Rebel Crew Films ceased operations and is currently maintained as a corporation in good standing with no operations.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had an accumulated deficit of $20.1 million and a working capital deficit of $836,000. During the year ended December 31, 2009, the Company incurred a loss of approximately $9.3 million. During the year ended December 31, 2009, the Company primarily relied upon financing activities to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing and believes that these avenues will continue to be available to the Company to fund its operations, however no assurances can be made. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Foreign Operations and Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "US Dollar"). From time to time, and with the contemplation of expanding the Company's operations in China, the Company enters into transactions denominated in foreign currencies, such as, the People's Republic of China and SAR Hong Kong, whose principal units are the Renminbi ("RMB") and the Hong Kong Dollar ("HK Dollar"), respectively.

The Company’s subsidiary in Hong Kong uses the US Dollar as its functional currency.

The Company's subsidiary in China, whose principal country of operations is the PRC, uses the RMB as its functional currency. The financial position and results of operations are therefore recorded in RMB. In accordance with ASC 830 "Foreign Currency Translation" which codified Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company's China subsidiary's financial statements are translated into U.S. Dollars (USD). According to the Statement, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year.

The average rate of exchange in 2009 for the Chinese Yuan to the United States Dollar is based on the exchange rate quoted by the Federal Reserve Bank of New York which represents the noon buying rate in the City of New York and is certified for customs purposes. These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

The Company's China subsidiary's assets and liabilities denominated in RMB at the balance sheet date are translated at the going market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. The resulting translation adjustments are reported under Other Comprehensive Income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. At December 31, 2009 and 2008, the comprehensive loss was $213 and zero, respectively, differences and amounts were immaterial.

The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions, as well as, changes in laws and regulations. Any such changes could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Risks related to cash

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Risks related to our foreign operations

The Chinese economy differs from the economies of most developed countries in many respects, including in the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth since the late 1970s, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented numerous measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but also have a negative effect on us.

The Company's subsidiary Youth Media (Beijing) Limited's operations are carried out in China and consequently, the Company's business, financial condition and results of operations may be affected by the political, economic and legal environment in China, and by the general state of the Chinese economy. The Company's operations in the China are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Cash equivalents

The Company considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.

Fair Value of Financial Instruments

The accounting standards regarding disclosures about fair value of financial instruments defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in U.S. dollars.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. In accordance with SFAS No. 142, no amortization is recorded for goodwill with indefinite useful life. Goodwill impairment of approximately $28,000 and $132,000, related to PerreoRadio intangible assets, was recognized during the years ended December 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. Impairment of approximately $17,000 and $107,000, related to the licensed home video library intangible assets, was recognized during the years ended December 31, 2009 and 2008. Impairment of approximately $3,805,000, related to the China IPTV and Mobile license intangible assets, was recognized during the year ended December 31, 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R"), which addresses the accounting for employee stock options. SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the years ended December 31, 2009 and December 31, 2008, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $2.2 million and $163,000, respectively.

Revenue Recognition

Advertising Supported Intranet Television Network Media Website - Koobee.com is a large scale, advertising supported Intranet Television Network (ITVN) media portal that is targeting China’s campus based college students, estimated to total more than 30 million young people. Koobee is a venue for marketers to deliver traditional TV spots and new media advertising campaigns to a vast, upwardly mobile, targeted demographic. Advertisers and channel owners will have available to them multiple touch points ranging from interstitial interactive ads to banners within social networking clubs and sponsored competitions, all with accurate ad tracking that ensures clients realize value from unique and fully licensed content. Koobee provides advertisers the impact of TV with the ROI of the Internet. We expect this combination to be competitive and sufficiently appealing to capture market share in China’s fast growth online advertising industry. We believe that significant opportunities exist in the China Internet advertising space, and we will actively pursue this potential source of revenue during the year ending December 31, 2010.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. Accounts receivable at December 31, 2009 and December 31, 2008 are presented net of an allowance for doubtful accounts of zero and $15,000, respectfully.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2009 and December 31, 2008 are presented net of accumulated depreciation of $41,000 and $24,000, respectfully.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and 2008.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $6,000 and $7,000, respectively.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during its second fiscal quarter and it had no impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share - Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued standards that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued standards that responds to concerns about the application of certain key provisions of FASB Interpretation (FIN) 46(R), including those regarding the transparency of the involvement with variable interest entities. Specifically, the standards require a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement and is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued standards that eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In May 2009, the FASB issued standards that requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its December 31, 2009 financial statements for subsequent events through March 29, 2010, the date the financial statements were available to be issued. Other than the agreements and events in Note 19, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued standards that identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In May 2008, the FASB issued standards that require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This standard became effective for the Company on January 1, 2009 and requires retroactive application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In April 2008, the FASB issued standards that amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and was effective for fiscal years beginning after November 15, 2008. This standard was effective for the Company beginning January 1, 2009. We do not expect the adoption of this to have a material impact on the Company’s income statement, financial position or cash flows.

In March 2008, the FASB issued standards that amends and expand the disclosure requirements and with the intent to provide users of financial statements with an enhanced understanding of: a) How and why an entity uses derivative instruments; b) How derivative instruments and related hedged items are accounted for and its related interpretations; and c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and was effective for fiscal years beginning after November 15, 2008. This standard was effective for the Company beginning in the first quarter of fiscal 2009. We do not expect the adoption of this standard to have a material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued standards that requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. This standard also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. This standard was effective for the Company beginning January 1, 2009 and we will apply it prospectively to business combinations completed on or after that date.

3. Other Current Assets

On September 1, 2008 the Company entered into a consulting agreement ("ACV Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the ACV Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The ACV Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the agreement and will be amortized on a straight-line basis over the agreement term of two years. The balance recorded in other current assets at December 31, 2009 corresponds to the current portion of the prepaid expense of $75,000 related to the ACV Consulting Agreement.

On October 26, 2009, the Company entered into a Consulting Agreement ("Consulting Agreement") with ROAR,LLC ("ROAR"). Pursuant to the terms of the Consulting Agreement, ROAR will provide the Company with content acquisition services for a period of three months and in consideration ROAR will receive 300,000 shares of the Company's common stock. The Consulting Agreement was valued at $30,000 based on the value of the underlying shares of the company's common stock on the effective date of the Consulting Agreement and will be amortized on a straight-line bases over a term of three months. At December 31, 2009, a balance recorded of $10,000 in other current assets remained as a prepaid expense associated with the Consulting Agreement.

In December 2009, the Company's subsidiary, YMBJ, entered into bandwidth service agreements with two Chinese Content Delivery Networks ("CDN Agreements") pursuant to the terms of which the Company will receive bandwidth and other services for a period of twelve months. At December 31, 2009, the balance remaining in other current assets related to the CDN Agreements was $51,200.

From August 2009 to September 2009, the YMBJ recorded $24,000 in prepaid expenses pursuant to a two Technical Services Agreements ("Technical Service Agreements") entered into by YMBJ with certain service providers pursuant to the terms of which the Company will receive technical services and bandwidth for a period ranging from nine to eleven months. At December 31, 2009, the balance remaining in the other current assets related to the Technical Services Agreement was $19,100.

4. Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2009 and 2008 consist of the following:

Property and Equipment	December 31,
	2009	2008
Computer Software and Equipment	$99,093	$33,846
Office Furniture and Equipment	6,869	6,628
Total Property and Equipment	$105,962	$40,474

Less: Accumulated Depreciation	(40,505)	(23,696)
Property and Equipment, net	$65,457	$16,778

For the years ended December 31, 2009 and 2008, annual depreciation expense totaled $16,800 and $27,200, respectively.

5. Intangible Assets

Intangible assets consist of capitalized Content License & Distribution Agreements, China IPTV & Mobile Licenses, license fees for licensed content the Company acquired from owners including producers, studios and distributors, as well as the Company's Koobee.com and PerreoRadio.com suite of websites and internet properties.

In August 2009, the Company entered into an agreement (the "EPL Agreement") with WinTV, a subscription channel in China run by state-owned Guangdong Provincial Television pursuant to which the Company secured the online rights to distribute the 2009-2010 season of the English Premier League (“EPL”). The EPL Agreement is part of a licensing agreement between YMHK and WinTV and has a term of six months. During the year ended December 31, 2009, amortization expense related to the EPL Agreement was $219,000.

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Content License Agreement - On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (collectively referred to as "Content Providers"). In consideration for the license to certain content by the Content Providers, the Content License Agreement provided for the issuance of 31,200 shares of the Company’s Series A Convertible Preferred Stock, that are convertible to 31,200,000 shares of the Company’s common stock. The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock. The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years. The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. On January 8, 2009, the Content License Agreement was extended by an additional eight (8) years for a total of ten (10) years. In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company's common stock. The Content License Agreement extension was valued at $600,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.

China IPTV and Mobile License - On June 10, 2008, the Company’s subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) that provided for the issuance of an aggregate of 71,020 shares of the Company’s Series A Convertible Preferred Stock that are convertible to 71,200,000 shares of the Company common stock to three designees of CYN in consideration for, and in addition to any other right that is granted by CYN and CYI to YMHK. Under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”) and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement. The Cooperation Agreement was valued at $6,391,800 based on the fair value of the associated underlying shares of the Company’s common stock. The Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years. The Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement. Further, on the effective date of the 2009 Cooperation Agreement, recognizing that the underlying assets of the Cooperation Agreement dated June 10, 2008 were substantially the same underlying assets of the 2009 Cooperation Agreement and that the fair value of such assets were valued at $2,090,000 based on the fair value of the associated underlying 19,000,000 shares of the Company's common stock issued in conjunction with the 2009 Cooperation Agreement, in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company determined that a triggering event had occurred and conducted an impairment analysis during the quarter ending December 31, 2009 which resulted in recording an impairment loss of approximately $3,805,000.

The 2009 Cooperation Agreement was valued at $2,090,000 based on the fair value of the associated underlying 19,000,000 shares of the Company's common stock issued in conjunction with the 2009 Cooperation Agreement. The 2009 Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years. The 2009 Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2009, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

During the years ended December 31, 2009 and 2008, amortization expense related to the Content License Agreements and China IPTV Licenses was $660,400 and $721,200, respectively.

In the past, the Company, through its subsidiary Rebel Crew Films, generated revenue through the direct sales of its licensed home video library and licensing agreements with third parties. However, the Company plans to use a significant portion of its resources going forward to the aggregation and distribution of international content and advertising for Internet and online consumption in China. Consequently, during the quarter ending December 31, 2009, recognizing that revenues and cash flows would be lower than expected from sales of its licensed home video library and licensing agreements with third parties, the Company determined that a triggering event had occurred and conducted an impairment analysis in the quarter ended December 31, 2009 which resulted in recording an impairment loss. During the quarter ended December 31, 2009, the Company recognized an impairment charge of $16,600 related to our licensed home video library. Licensed content acquired is capitalized at the time of purchase. The term of the licensed content agreements usually vary between one to five years (the "Title Term"). At the end of the Title Term, the Company generally has the option of discontinuing distribution of the title or extending the Title Term. The Company amortizes the capitalized license fees, on a straight line basis over the Title Term. During the years ended December 31, 2009 and 2008, amortization expense related to the licensed content was $13,000 and $99,000, respectively.

The PerreoRadio suite of websites consists of the following Internet domain names and all materials, intellectual property, goodwill and records in connection therewith (the "PerreoRadio Assets" or "PerreoRadio"): Perreoradio.com, Radioperreo.com, Perreomobile.com, Perreotv.com, Puroperreo.com, Puroreggaeton.com, Purosandungueo.com, Sandungueoradio.com, Machetemusic.net, Machetemusic.org, Machetemusica.com and Musicamachete.com. The PerreoRadio Assets, initially valued at $160,000, were determined to have an indefinite useful life based primarily on the renewability of the proprietary domain names. Therefore, the PerreoRadio Assets were not subject to amortization, but were rather subject to periodic evaluation for impairment. During the quarter ending December 31, 2009, the Company determined that the revenue and cash flows would be lower than expected from the PerreoRadio Assets and as such, a triggering event occurred and we conducted an impairment analysis which resulted in the recognition of an impairment loss. At December 31, 2009, the Company recognized a goodwill impairment charge of $27,800 related to the PerreoRadio Assets.

Intangible assets and accumulated amortization at December 31, 2009 and 2008 are comprised of the following:

Intangible Assets	December 31,
	2009	2008
China IPTV & Mobile Licenses	$2,352,500	$6,391,800
YesTV China IPTV Rights	3,408,000	2,808,000
Domain Assets	7,833	2,010
PerreoRadio Assets	-	27,800
Licensed and Developed Content	-	283,104
Total Intangible Assets	5,768,333	9,512,714

Less: Accumulated Amortization	(1,103,454)	(975,211)
Intangible Assets, net	$4,664,879	$8,537,503

In connection with the China IPTV, Mobile and Licensed Content agreements, the Company expects to record the following amortization expense over the next four years:

Fiscal Year Ended	Amortization
December 31, 2010	$(445,300.00)
December 31, 2011	$(445,300.00)
December 31, 2012	$(445,300.00)
December 31, 2013	$(445,300.00)

6. Other Assets

The balance recorded in other current assets at December 31, 2009 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $5,100 of deferred rental income.

7. Income Taxes

The components of net loss before income tax consist of approximately following:

	Years Ended December 31,
	2009	2008
U.S. Operations	$(3,641,762)	$(2,197,661)
Hong Kong Operations	(4,936,221)	(779,451)
PRC Operations	(736,619)	-
	$(9,314,602)	$(2,977,112)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company's deferred tax assets as of December 31, 2009 and 2008 are as follows:

Deferred Tax Assets	December 31,
	2009	2008
Federal Net Operating Loss Carryforward	$2,637,788	$2,589,137
State Net Operating Loss Carryforward	685,825	671,575
Foreign Net Operating Loss Carryforward	186,667	-
Stock Based Compensation	957,560	2,650,593
Amortization	904,127	117,810
Other accruals	-	-
Deferred Revenue	-	-
Beneficial Conversion Feature	(118,722)	(88,888)

Total Gross Deferred Tax Asset	5,253,246	5,940,227
Less Valuation Allowance	(5,253,246)	(5,940,227)

Net Deferred Tax Asset	$-	$-

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Based upon the Company's loss for the year ended December 31, 2009, the Company has provided a valuation allowance in the amount of $5,253,000, an decrease of $687,000.  The amount of deferred tax assets considered realizable could change if future taxable income is realized.  A component of the Company's deferred tax assets are federal and state net operating loss carryforwards of approximately $7.76 million and $7.76 million, respectively, for the year ended December 31, 2009.  A greater than 50% change in the ownership of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382.  The Company believes that such a change occurred on December 29, 2005 and again during the year ended December 31, 2008.  The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change dates.  The net operating losses will begin to expire in 2021 and 2011, respectively.

The Company adopted ASC 740 on January 1, 2007. The implementation of ASC 740 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. Management has evaluated all significant tax positions at December 31, 2009 and 2008 concluding that there are no material uncertain tax positions.

At December 31, 2009 and 2008, the Company did not have a tax provision.  During the year ended December 31, 2009, the Company recorded $1,600 in franchise tax fees to the State of California.

For the years ended December 31, 2009 and 2008, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31,
	2009	2008
Federal statutory tax rate	(34)%	(34)%
State and local income taxes, net of federal tax benefit	0.00%	0.00%
Rate difference from foreign operations	17.50%	0.00%
Cancellation of options	23.90%	0.00%
Non deductible items	0.00%	0.08%
Valuation allowance	(7.40)%	33.94%

Total effective tax rate	(0.00)%	0.02%

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

As of December 31, 2009, there were outstanding (i) 40,958,333 options and 550,000 warrants issued pursuant to the Company's Stock Option Plan, (ii) 2,650,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, (iii) 3,000,000 shares reserved for issuance upon conversion of  Series A Convertible Preferred Stock and (iv)  4,444,444 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

9. Accounts Payable

Accounts payable at December 31, 2009 included amounts owed to certain vendors related to the normal operation of our fully managed video and audio distribution network in China, legal and accounting expenses, and expense reimbursement amounts due to Jay Rifkin, the Company’s President and Chief Executive Officer for travel and other expenses.

10. Accrued Liabilities

Accrued liabilities at December 31, 2009 and 2008 are comprised of the following:

Accrued Liabilities	December 31,
	2009	2008
Obligations on license agreements	$110,095	$47,595
Accrued salaries	330,000	330,000
Accrued professional fees	-	90,000
Interest	264,513	77,016
Deferred Rent Expense	21,988	-
Lease Security Deposits	32,000	32,000
Accrued Liabilities due to vendors	219,740	128,669
Other	89,956	39,414
	$1,068,293	$744,693

11. Note Payable - Related Party

On July 13, 2006, William Horne, the Company's former Chief Financial Officer and Director, loaned the Company $5,000.  As consideration for the loan, the Company issued Mr. Horne a demand promissory note (the "July 06 Note") at a rate equal to the prime rate published in The Wall Street Journal from time to time until the date of payment in full.  Pursuant to the terms of a Conversion and Note Termination Agreement dated July 1, 2008, by and between Mr. Horne and the Company (the "Conversion Note"), the entire principal amount outstanding and all interest accrued from inception of the July 06 Note through the date of the Conversion Note, totaling approximately $813, and other various amounts owed to Mr. Horne totaling approximately $1,231, will be converted into 234,789 shares of Common Stock (the "Conversion Shares") which shares were issued on October 22, 2009. The conversion of the note was based upon a common stock value of $0.03 per share, which represented the offering price of the Company's Common Stock in its most recently completed equity financing transaction on the date of the Conversion Note.

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

Mojo Music Convertible Note

Other convertible notes payable - related party — On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. (“Mojo Music”). Jay Rifkin, the Company’s President and Chief Executive Officer, is the sole managing member of Mojo Music. The Company sold 1.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with Mojo Music provided the Company with $150,000 in gross proceeds. Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. See Note 18 Warrants.

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2009, interest expense of $18,900 has been recorded from the debt discount amortization.

13. Convertible Note Payable

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC (“YGP, LLC”). The Company sold 2.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YPG, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants. See Note 18 Warrants.

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2009, interest expense of $56,600 has been recorded from the debt discount amortization.

14. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  During the year ended December 31, 2009, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,124,200, have been eliminated upon consolidation.  During the year ended December 31, 2009, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $780,000, have been eliminated upon consolidation.

15. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”) (YMHK, YMBJ and CYI henceforth the “JV Companies”).  Pursuant to the Joint Venture agreement, XSEL will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  Each of the JV Companies shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL with twelve months notice following the conclusion of the twelve month period ending December 31, 2009, together with interest accrued at an annual rate of 7 percent.  The earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  At December 31, 2009, the Joint Venture Agreement with XSEL provided the Company with $2.38 million in gross proceeds and the Company recognized the amount as a $2.38 million principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.  See Note 19 Subsequent Events for additional principal amounts from XSEL related to the Joint Venture Agreement.

16. Beneficial Conversion Feature

As noted in Note 11 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note. During the year ended December 31, 2009, interest expense of $18,900 has been recorded from the debt discount amortization.

As noted in Note 12 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note. During the year ended December 31, 2009, interest expense of $56,600 has been recorded from the debt discount amortization.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. During the year ended December 31, 2009, interest expense of $17,400 has been recorded from the debt discount amortization.

17. Commitment and Contingencies

Rent expense during the years ended December 31, 2009 and 2008 was $276,000 and $232,000, respectively.  In August 2005, the Company entered into a commercial lease agreement for office space.  The lease requires monthly payments of base rent in the amount of $5,890 from August 21, 2005 through September 30, 2012.  Further, on each anniversary date, the base rent is subject to a 3% increase over the previous year.

In March 2006, the Company entered into a commercial lease agreement for additional office space (the "Hollman Lease").  The Hollman Lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties.  It is expected that the future lease payment obligation of the Company related to the Hollman Lease will be completely offset by the subleases and it is anticipated that they will remain subleased for the remaining term of the Hollman Lease.  For the year ended December 31, 2009, the sublease agreements resulted in $198,000 in gross revenues.

On July 15, 2008, the Company entered into a commercial lease agreement for office space in Beijing, China. The lease requires monthly payments of $1,500 for twelve months.

Approximate future minimum rent payments under these leases are as follows:

Operating Lease Payments	Minimum Payments
2010	$239,566
2011	82,757
2013	63,508
Total	$634,986

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

A summary of stock option and warrant activity under the amended 2005 Plan for the year ended December 31, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	7,856,667	7,143,333	0.73	7.95	-
Grants	-	-
Cancellations	160,000	(160,000)	0.14	8.91	-
December 31, 2008	8,016,667	6,983,333	0.74	6.91	-
Stock Plan Amendment	35,000,000
Grants	(39,950,000)	39,950,000	0.13	9.36	-
Cancellations	5,975,000	(5,975,000)	0.84	6.55	-
December 31, 2009	9,041,667	40,958,333	0.13	8.96	-

Options exercisable at:
December 31, 2007		3,941,667	0.78	8.10	-
December 31, 2008		6,383,333	0.80	6.80	-
December 31, 2009		6,200,000	0.14	9.37	-

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

During the year ended December 31, 2009, the Company granted 39,950,000 stock-based compensation awards. All outstanding stock-based compensation awards that the Company granted in 2009 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes options pricing model.

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

During the years ended December 31, 2009 and 2008, stock-based compensation totaling $2.24 million and $163,000, respectively, was recorded by the Company. During the year ended December 31, 2009 and 2008, total unrecognized compensation cost related to unvested stock options was $2.46 million and $93,000, respectively. The cost is expected to be recognized over a weighted average period of 1.64 years.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	2,522,500	$0.64
Granted	-	-
Vested	(1,968,750)	0.77
Forfeited	(160,000)	0.13
Nonvested at December 31, 2008	393,750	$0.15
Granted	39,950,000	0.11
Vested	6,200,000	0.12
Forfeited	5,850,000	0.78
Nonvested at December 31, 2009	34,700,000	$0.12

All outstanding stock-based compensation awards that the Company granted in 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

Black-Scholes Pricing Model Assumptions	Year ended December 31,
	2009	2008
Weighted average risk free interest rate	3.77%	3.92%
Weighted average life (in years)	5.00	4.44
Volatility	138 – 142%	138 – 155%
Expected dividend yield	-	-
Weighted average grant-date fair value per share of options granted	0.13	0.65

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2009 and December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

On June 2, 2008, the Company entered into a Content License Agreement (the "Content License Agreement") with New China Media, LLC (“New China Media”), YGP, LLC (“YGP”) and TWK Holdings, LLC (“TWK”) (New China Media, YGP and TWK collectively referred to as “Content Providers”) providing for (i) the assignment by Content Providers and the assumption by the Company of certain rights of Content Providers for the territory of the People’s Republic of China to use, transmit and publicly display via the Internet certain content; and (ii) the purchase by YGP, New China Media and TWK of 16,200 shares, 3,000 shares and 12,000 shares of Series A Convertible Preferred Stock of the Company for $16,200, $3,000 and $12,000, respectively. On May 14, 2009 the Company issued 12,000,000 shares of common stock to TWK, pursuant to a notice of conversion, in which TWK agreed to convert the entire amount of their shares of Series A Convertible Preferred Stock of the Company into 12,000,000 shares of common stock. The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2008, the Company’s subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”). In conjunction with the Cooperation Agreement, on June 10, 2008, the Company agreed to issue an aggregate of 71,020 shares of its Series A Convertible Preferred Stock to designees of CYN. On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement.

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2009, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

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

On January 8, 2009, the Content License Agreement was extended by an additional eight (8) years for a total of ten (10) years. In consideration for the increase in the term of the agreement, New China Media received 4,000,000 shares of the Company's common stock. The Content License Agreement extension was valued at $600,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement. See Note 5 Intangible Assets.

On October 22, 2009, the Company issued 234,789 shares of the Company's common stock pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock. See Note 10 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares of the Company's common stock pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to a director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

On December 31, 2009, the Company issued 100,000 shares of the Company's common stock pursuant to a Consulting Agreement ("Consulting Agreement") with ROAR, LLC ("ROAR") pursuant to the terms of which, ROAR will receive 300,000 shares of the Company's common stock. The Consulting Agreement was valued at $30,000 based on the value of the underlying shares of the company's common stock on the effective date of the Consulting Agreement. At December 31, 2009, 200,000 shares of the Company's common stock remained to be issued.

See Note 11 Convertible Note Payable – Related Party for information on the conversion of the Rebel Holdings Convertible Note into shares of the Company's common stock.

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

The following table summarizes information about common stock warrants outstanding at December 31, 2009:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.08	$0.01	250,000	$0.01
$0.65	300,000	0.07	$0.06	300,000	$0.06
$0.09	875,000	1.00	$0.02	875,000	$0.02
$0.09	525,000	0.62	$0.01	525,000	$0.01
$0.03	1,250,000	2.49	$0.01	1,250,000	$0.01
$0.03 - $0.65	3,200,000	4.25	$0.12	3,200,000	$0.12

21. Subsequent Events

The Company has performed an evaluation of the subsequent events review through March 30, 2010, which is the date the audited consolidated financial statements were issued.

On January 20, 2010 and on January 29, 2010, pursuant to the Joint Venture agreement (see Note 13 Note Payable), XSEL provided the Company with working capital of $50,000 and $40,000, respectively. The Company recognized the amounts as $50,000 and $40,000 principal amounts of 7% Promissory Notes (the "Xinhua Notes") due January 1, 2011.

On March 23, 2010, the Company issued a press release in which it had executed a syndication agreement with a key content aggregator for China Telecom and China Unicom in Hunan Province, China. Pursuant to the terms of the syndication agreement, the Company will provide its youth focused content to China Telecom and Unicom subscribers in Hunan Province through two options: on an à la carte channel subscription basis, and as part of a bundled broadband service. The contract provides for payment to China Youth Media on a per subscriber per month basis. When ordered à la carte, the new subscription channels will be retail priced from 3 to 15 RMB ($.45 to $2.25) per channel per subscriber per month, depending on the content delivered.