Form 10-Q
period 2010-06-30
China Youth Media, Inc.
filed 2010-08-23
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2010

Commission File Number: 000-33067

CHINA YOUTH MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4143 Glencoe Avenue, Unit B, Marina Del Rey, CA 90292
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (424) 244-1450

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 20, 2010, the issuer had 159,031,461 outstanding shares of Common Stock, $.001 par value.

TABLE OF CONTENTS

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,287	$181,723
Accounts receivable, net	1,475	-
Other current assets	28,411	157,432
TOTAL CURRENT ASSETS	35,173	339,155

Property and equipment, net	52,591	65,457
Intangible assets, net	4,398,479	4,664,879
Other Assets	23,141	24,916

TOTAL ASSETS	$4,509,384	$5,094,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$114,983	$106,382
Accrued liabilities	1,073,713	1,068,293
Note payable	20,000	-
Note payable - related party	6,000	-

TOTAL CURRENT LIABILITIES	1,214,696	1,174,675

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	150,000
Convertible note payable	250,000	250,000
Note payable	2,467,312	2,377,312
Beneficial conversion feature	(227,796)	(277,128)

TOTAL LONG TERM LIABILITIES	2,639,516	2,500,184

TOTAL LIABILITIES	$3,854,212	$3,674,859

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized; Series A Preferred Stock, $0.001 par value; 500,000 shares authorized; 3,000 shares issued and outstanding at June 30, 2010; 3,000 shares issued and outstanding at December 31, 2009;	—	3
Common stock, $0.001 par value: 500,000,000 shares authorized; 159,031,461 shares issued and outstanding at June 30, 2010; 158,631,461 shares issued and outstanding at December 31, 2009;	159,031	158,631
Paid-in capital	22,261,334	21,420,227
Accumulated other comprehensive income	(482)	(213)
Accumulated deficit	(21,764,711)	(20,159,100)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	655,172	1,419,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,509,384	$5,094,407

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUE
Sales	$40,301	$—	$77,730	$—
Total revenue	40,301	—	77,730	—

OPERATING EXPENSES
Selling, general and administrative expenses	553,840	1,931,046	1,623,894	2,625,855

Total operating expenses	553,840	1,931,046	1,623,894	2,625,855

Operating loss	(513,539)	(1,931,046)	(1,546,164)	(2,625,855)

Other Income (expense)
Interest income	12	43	12	43
Interest expense	(79,693)	(70,640)	(158,384)	(140,979)
Rental Income	49,362	49,362	98,924	98,724
Total other income (expense)	(30,319)	(21,235)	(59,448)	(42,212)

LOSS BEFORE INCOME TAXES

Provision for Income Taxes	—	—	—	—

NET LOSS	$(543,858)	$(1,952,281)	$(1,605,612)	$(2,668,067)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	158,838,054	118,052,142	158,735,328	96,127,372

Other Comprehensive Income
Foreign currency translation adjustment	(482)	—	(482)	—
Net income	(543,858)	(1,952,281)	(1,605,612)	(2,668,067)
COMPREHENSIVE INCOME	$(544,340)	$(1,952,281)	$(1,606,094)	$(2,668,067)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six MonthsEnded
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,605,612)	$(2,668,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Abandonment	—	—
Loss on Impairment of Goodwill	—	—
Loss on Impairment of IP Holdings	—	—
Depreciation	13,936	5,113
Amortization of licenses	266,400	338,649
Amortization of beneficial conversion feature	49,332	43,529
Stock-based compensation to employees and directors	801,504	1,179,380
Changes in operating assets and liabilities:
Accounts receivable	(1,475)	14,033
Inventories	—	—
Other assets	170,797	54,733
Accounts payable and accrued liabilities	14,021	164,873

Net cash used in operating activities	(291,097)	(867,757)

Cash flows from investing activities:
Purchases of licenses and developed content	—	—
Purchases of property and equipment	(1,070)	(24,574)
Purchases of intangible assets	—	(5,823)

Net cash used in investing activities	(1,070)	(30,397)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,000
Proceeds from note related party	6,000	—
Proceeds from note	20,000
Proceeds from note - XSEL	90,000	1,271,321

Net cash provided by financing activities	116,000	1,275,321

Effect of exchange rate	(269)	—
Net increase (decrease) in cash and cash equivalents	(176,436)	377,167
Cash and cash equivalents at beginning of period	181,723	34,425
Cash and cash equivalents at end of period	$5,287	$411,592

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash investing and financing activity:

Beneficial conversion feature	49,332	—
Shares issued pursuant to consulting agreement	$40,000	$22,500
Acquisition of intangible assets for stock	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2010

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

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008, the Company's name changed from "Digicorp, Inc." to "China Youth Media, Inc." (the "Corporate Name Change").  As a result of the Corporate Name Change, our stock symbol changed to "CHYU" with the opening of trading on October 16, 2008 on the OTCBB.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company had an accumulated deficit of $21.76 million and a working capital deficit of $1.18 million. During the six months ended June 30, 2010, the Company incurred a loss of approximately $1.6 million. During the six months ended June 30, 2010, the Company primarily relied upon financing activities to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing to fund its operations, however no assurances can be made that we will be able to obtain additional financing on acceptable terms, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The average rate of exchange during the six months ended June 30, 2010 for the Chinese Yuan to the United States Dollar is based on the exchange rate quoted by the Federal Reserve Bank of New York which represents the noon buying rate in the City of New York and is certified for customs purposes. These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

The Company's China subsidiary's assets and liabilities denominated in RMB at the balance sheet date are translated at the going market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. The resulting translation adjustments are reported under Other Comprehensive Income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. At June 30, 2010 and 2009, the comprehensive losses were $482 and zero, respectively; differences and amounts were immaterial.

The Company’s foreign operations have been, and will continue to be, affected by periodic changes or developments in the foreign countries’ political and economic conditions, as well as, changes in laws and regulations. Any such changes could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Risks related to cash

The Company maintains cash in bank and deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No Goodwill impairment was recognized during the six months ended June 30, 2010 and 2009, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of was recognized during the six months ended June 30, 2010 and 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the six months ended June 30, 2010 and June 30, 2009, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $801,500 and $1,179,400, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at June 30, 2010 and December 31, 2009 are presented net of accumulated depreciation of $54,500 and $41,000, respectfully.

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

Income Taxes

The Company follows “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2010 and 2009.

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

The Company adopted “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no affect on the Company’s financial statements.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the six months ended June 30, 2010 and 2009 was $1,800 and $3,200, respectively.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during our second fiscal quarter of 2009 and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through August 20, 2010, the date which the financial statements were available to be issued.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effectivefor interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

3. Other Current Assets

On September 1, 2008 the Company entered into a consulting agreement ("ACV Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the ACV Consulting Agreement, ACV, Inc.will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The ACV Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the agreement and will be amortized on a straight-line basis over the agreement term of two years. The balance recorded in other current assets at June 30, 2010 corresponds to the current portion of the prepaid expense of $19,000 related to the ACV Consulting Agreement.

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

In December 2009, the Company's subsidiary, YMBJ, entered into bandwidth service agreements with two Chinese Content Delivery Networks ("CDN Agreements") pursuant to the terms of which the Company will receive bandwidth and other services for a period of twelve months. At June 30, 2010, the balance remaining in other current assets related to the CDN Agreements was $9,000.

4. Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 consist of the following:

Property and Equipment	June 30	December 31,
	2010	2009
Computer Software and Equipment	$99,601	$99,093
Office Furniture and Equipment	7,431	6,869
Total Property and Equipment	107,032	105,962

Less: Accumulated Depreciation	(54,441)	(40,505)
Property and Equipment, net	$52,591	$65,457

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

During the six months ended June 30, 2010, amortization expense related to the Content License Agreements and China IPTV Licenses was $266,000.

Intangible assets and accumulated amortization at June 30, 2010 and December 31, 2009 are comprised of the following:

Intangible Assets	June 30,	December 31,
	2010	2009
China IPTV & Mobile Licenses	$2,090,000	$2,352,500
YesTV China IPTV Rights	3,408,000	3,408,000
Koobee	7,833	7,8330
Total Intangible Assets	5,505,833	5,768,333

Less: Accumulated Amortization	(1,107,354)	(1,103,454)
Intangible Assets, net	$4,398,479	$4,664,879

6. Other Assets

The balance recorded in other current assets at June 30, 2010 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $3,300 of deferred rental income.

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

As of June 30, 2010, there were outstanding (i) 40,958,333 options and 550,000 warrants issued pursuant to the Company's Stock Option Plan, (ii) 2,650,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, (iii) 3,000,000 shares reserved for issuance upon conversion of Series A Convertible Preferred Stock and (iv)  4,444,444 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

8. Accrued Liabilities

Accrued liabilities at June 30, 2010 and December 31, 2009 are comprised of the following:

Accrued Liabilities	June 30,	December 31,
	2010	2009
Obligations on license agreements	$47,595	$110,095
Accrued salaries	347,750	330,000
Interest	373,565	264,513
Deferred rent expense	18,166	21,988
Sublease security deposits	32,000	32,000
Accrued vendor liabilities	199,740	219,740
Other	54,897	89,957
	$1,073,713	$1,068,293

9.  Note Payable

During the quarter ending June 30, 2010, two investors loaned the Company $15,000 and $5,000. As consideration for the loans, the Company issued the investors demand promissory notes at a rate equal to the prime rate plus one percent.

10.  Note Payable - Related Party

During the quarter ending June 30, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $6,000. As consideration for the loan, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate plus one percent. See Note 18. Subsequent Events.

11.  Convertible Note Payable - Related Party

Mojo Music Convertible Note

Other convertible notes payable - related party — On September 30, 2008, the Company entered into a subscription agreement with Mojo Music, Inc. (“Mojo Music”). Jay Rifkin, the Company’s President and Chief Executive Officer, is the sole managing member of Mojo Music. The Company sold 1.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with Mojo Music provided the Company with $150,000 in gross proceeds. Pursuant to the subscription agreement with Mojo Music, the Company issued 525,000 Purchase Warrants. See Note 17 Warrants.

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the six months ended June 30, 2010, interest expense of $4,700 has been recorded from the debt discount amortization.

12.  Convertible Note Payable

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC (“YGP, LLC”). The Company sold 2.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YPG, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC, the Company issued 875,000 Purchase Warrants. See Note 17 Warrants.

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2010, interest expense of $18,800 has been recorded from the debt discount amortization.

13. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”).  Pursuant to the Joint Venture agreement, XSEL will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  The Joint Venture Agreement provides that YMHK and YMBJ shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent.  We believe that the Joint Venture Agreement provides that any and all amounts due to XSEL are not due until twelve months after written demand for payment and, therefore, the earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  See, however, Note 1 Description of Business — Recent Developments. At June 30, 2010, the Joint Venture Agreement with XSEL provided the Company with $2.47 million in gross proceeds and the Company recognized the amount as a $2.47 million principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.

14. Beneficial Conversion Feature

As noted in Note 9 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note. During the six months ended June 30, 2010, interest expense of $4,700 has been recorded from the debt discount amortization.

As noted in Note 10 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note. During the six months ended June 30, 2010, interest expense of $9,500 has been recorded from the debt discount amortization.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. During the six months ended June 30, 2010, interest expense of $11,600 has been recorded from the debt discount amortization.

15. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At June 30, 2010, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,204,200, have been eliminated upon consolidation.  At June 30, 2010, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $810,000, have been eliminated upon consolidation.

16. Stock Based Compensation

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

A summary of stock option activity for the six months ended June 30, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2009	9,041,667	40,958,333	0.13	8.96	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
June 30, 2010	9,041,667	40,958,333	0.13	8.46	-

Options exercisable at:
December 31, 2009		6,200,000	0.14	9.37	-
June 30, 2010		14,800,000	0.12	8.87	-

During the six months ended June 30, 2010, the Company did not grant stock-based compensation awards. During the six months ended June 30, 2010, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $801,500.

17. Warrants

The following table summarizes information about common stock warrants outstanding at June 30, 2010:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.04	$0.01	250,000	$0.01
$0.65	300,000	0.02	$0.06	300,000	$0.06
$0.09	875,000	0.87	$0.02	875,000	$0.02
$0.09	525,000	0.53	$0.01	525,000	$0.01
$0.03	1,250,000	2.29	$0.01	1,250,000	$0.01
$0.03 - $0.65	3,200,000	3.75	$0.12	3,200,000	$0.12

18. Subsequent Events

The Company has evaluated subsequent events through August 20, 2010, the date which the financial statements were available to be issued.

Subsequent to the quarter ending June 30, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $50,000. As consideration for the loan, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate plus one percent. At August 20, 2010, the total amount loaned to the Company by Mr. Rifkin since January 1, 2010 totaled $56,000.

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

Recent Developments

On December 26, 2008, our subsidiaries YMHK and YMBJ entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads. The Joint Venture Agreement provides working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009. The Joint Venture Agreement provides that YMHK and YMBJ shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent. At June 30, 2010, the Joint Venture Agreement with XSEL provided the Company with $2.47 million in gross proceeds.

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

Revenue Sources

During the six months ended June 30, 2010, the Company, including its subsidiaries, generated revenue primarily from digital content distribution and website ad revenue.

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

Results of Operations

Quarter Revenues

Revenue for the Three Months ended June 30, 2010 was $40,000 as compared to the three months ended June 30, 2009 in which we generated no revenues.   The increase in revenue during the three months ended June 30, 2010 is principally attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China.  Revenue for the six months ended June 30, 2010 and June 30, 2009 was $78,000 and zero, respectively.

Quarter Operating Expenses

Operating expenses were $554,000 and $1,931,000 during the three months ended June 30, 2010 and 2009, respectively.   The significant component in the decrease in operating expenses during the three months ended June 30, 2010 was as a result of our recent substantial reduction in our operations and termination various employees in our subsidiary, YMBJ.  See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Operating expenses during the six months ended June 30, 2010 and 2009 were $1,624,000 and $2,626,000.

Stock-based compensation expense from grants of nonqualified stock options to our employees and non-employee directors changed to $802,000 during six months ended June 30, 2010 from $1,179,000 during the six months ended June 30, 2009 and resulted primarily from recent grants of nonqualified stock options to employees of the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease of approximately $120,000 for the three months ended June 30, 2010 as compared to the three months ended June, 2009 and was as a result of our recent substantial reduction in our operations and termination various employees.  During the three months ended June 30, 2010 and 2009, salaries and employee benefits, excluding stock based compensation expense was $30,000 and $150,000, respectively.  During the six months ended June 30, 2010 and 2009, salaries and employee benefits, excluding stock based compensation expense was $207,000 and $235,000, respectively.

Amortization of Content Licenses and Cooperation Agreements. Non-cash amortization expense for the three months ended June 30, 2010 and 2009 were $49,000 and $170,000, respectively. Non-cash amortization expense for the six months ended June 30, 2010 and 2009 were $204,000 and $339,000, respectively.

Accounting Fees for the three months ended June 30, 2010 and 2009 were $16,000 and $7,000, respectively.  The fees paid for Accounting services are related to Auditing and SEC filing requirements.  Accounting fees for the six months ended June 30, 2010 and 2009 were $26,000 and $28,000, respectively.

Legal expense during the three months ended June 30, 2010 and 2009 were $3,000 and $16,000, respectively.  The decrease in legal fees paid is attributed primarily to our recent substantial reduction in our operations and substantial reduction in our development of new contracts and transactions.  Legal expense during the six months ended June 30, 2010 and 2009 were $6,000 and $116,000, respectively.

Consulting fees during the three months ended June 30, 2010 and 2009 were $43,000 and $53,000.  Consulting fees during the six months ended June 30, 2010 and 2009 were $135,000 and $138,000, respectively.

General and administrative expense during the three months ended June 30, 2010 and 2009 were $43,400 and $270,000, respectively.  General and administrative expense during the six months ended June 30, 2010 and 2009 were $103,400 and $445,000, respectively.  The decrease in general and administrative expense is primarily attributed to our recent substantial reduction in our operations.  See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Loss

For the six months ended June 30, 2010 and 2009 the Company had a net loss of approximately $1,606,000 and $2,668,000, respectively.  The decrease in the net loss recorded for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily attributed to our recent substantial reduction in our operations. See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  For the three months ended June 30, 2010 and 2009 the Company had a net loss of approximately $544,000 and $1,952,000, respectively.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $158,000 for the six months ended June 30, 2010 and $1400,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2010, our cash and cash equivalents were $5,000. We had a working capital deficit of approximately $1,180,000 at June 30, 2010 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.  See “Recent Developments” above for information on certain matters which may jeopardize our ability to continue operations.

Total assets were $4,509,384 at June 30, 2010 versus $5,094,407 at December 31, 2009. The change in total assets is attributable to a decrease in cash of approximately $176,000 used during the normal course of operations and to the non-cash amortization expense of $266,000 during the six months ended June 30, 2010, and the termination of certain service agreements for content delivery and bandwidth primarily as a result of our recent substantially reduction in operations.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits.

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

CHINA YOUTH MEDIA, INC.

Date: August 23, 2010	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: August 23, 2010	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer