Form 10-Q
period 2010-09-30
China Youth Media, Inc.
filed 2010-11-22
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2010, the issuer had 159,031,461 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.

Consolidated Balance Sheet
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,753	$181,723
Accounts receivable, net	1,110	-
Other current assets	2,740	157,432
TOTAL CURRENT ASSETS	19,603	339,155

Property and equipment, net	46,844	65,457
Intangible assets, net	4,287,154	4,664,879
Other Assets	21,503	24,916

TOTAL ASSETS	$4,375,104	$5,094,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$92,284	$106,382
Accrued liabilities	1,122,678	1,068,293
Note payable	20,000	-
Note payable - related party	96,000	-

TOTAL CURRENT LIABILITIES	1,330,962	1,174,675

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	150,000
Convertible note payable	250,000	250,000
Note payable	2,467,312	2,377,312
Beneficial conversion feature	(203,129)	(277,128)

TOTAL LONG TERM LIABILITIES	2,664,183	2,500,184

TOTAL LIABILITIES	$3,995,145	$3,674,859

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at September 30, 2010;
3,000 shares issued and outstanding at December 31, 2009;	-	3
Common stock, $0.001 par value: 500,000,000 shares authorized;
159,031,461 shares issued and outstanding at September 30, 2010;
158,631,461 shares issued and outstanding at December 31, 2009;	159,031	158,631
Paid-in capital	22,536,631	21,420,227
Accumulated other comprehensive income	777	(213)
Accumulated deficit	(22,316,480)	(20,159,100)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	379,959	1,419,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,375,104	$5,094,407

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUE
Sales	$10	$5,000	$78,071	$106,753

Total revenue	10	5,000	78,071	106,753

OPERATING EXPENSES
Cost of sales	—	—	—	17,106
Selling, general and administrative expenses	514,111	1,310,292	2,144,341	1,881,514

Total operating expenses	514,111	1,310,292	2,144,341	1,898,620

Operating loss	(514,101)	(1,305,292)	(2,066,270)	(1,791,867)

Other Income (expense)
Interest income	2	52	13	—
Interest expense	(81,025)	(65,675)	(239,409)	(330,280)
Rental Income	49,362	49,662	148,286	98,741
Loss on Abandonment	—	—	—	(130,317)

Total other income (expense)	(31,661)	(15,961)	(91,110)	(361,856)

NET LOSS	$(545,762)	$(1,321,253)	$(2,157,380)	$(2,153,723)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	159,031,461	157,354,824	158,835,124	47,070,652

Other Comprehensive Income
Foreign currency translation adjustment	777	—	777	—
Net income	(545,762)	(1,321,253)	(2,157,380)	(2,153,723)
COMPREHENSIVE INCOME	$(544,985)	$(1,321,253)	$(2,156,603)	$(2,153,723)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine MonthsEnded
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,157,380)	$(3,989,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,520	9,937
Amortization of licenses	377,725	595,356
Amortization of beneficial conversion feature	73,999	68,195
Stock-based compensation to employees and directors	1,076,801	1,709,934
Changes in operating assets and liabilities:
Accounts receivable	(1,110)	16,342
Other assets	198,105	64,754
Accounts payable and accrued liabilities	40,287	269,081

Net cash used in operating activities	(371,053)	(1,255,840)

Cash flows from investing activities:
Purchases of property and equipment	(1,907)	(64,109)
Purchases of intangible assets	—	(268,323)

Net cash used in investing activities	(1,907)	(332,432)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,000
Proceeds from note related party	96,000	—
Proceeds from note	20,000
Proceeds from note - XSEL	90,000	1,766,870

Net cash provided by financing activities	206,000	1,770,870

Effect of exchange rate	990	—

Net increase (decrease) in cash and cash equivalents	(165,970)	182,598

Cash and cash equivalents at beginning of period	181,723	34,425

Cash and cash equivalents at end of period	$15,753	$217,023

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$—	$1,600

Non-cash investing and financing activity:

Beneficial conversion feature	73,999	118,583
Shares issued pursuant to consulting agreement	$40,000	$—
Acquisition of intangible assets for stock	$—	$9,199,800

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
September 30, 2010

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. Rebel Crew Films is currently maintained as a corporation in good standing with no operations.

Recent Developments

Although written demand for payment has not yet been made, we have been advised by XSEL that it will not provide any additional funds to YMHK under the Joint Venture Agreement. See Note 13 Note Payable. As a result, we are seeking additional financing to fund our operations. In addition, we have made overtures to XSEL to restructure the debt obligations of our subsidiaries, YMHK and YMBJ. To date, all such efforts have been unsuccessful. While we believe that the Joint Venture Agreement provides that any and all amounts due to XSEL are not due until twelve months after written demand for payment has been made which demand has not yet been provided, XSEL may claim that such amounts are immediately due and payable based upon certain other language in the Joint Venture Agreement. While we believe such is contrary to the terms of the Joint Venture Agreement, no assurance can be given that we will prevail in the event our interpretation is challenged in any legal proceeding. In addition, no assurance can be made that we will be able to obtain additional financing on acceptable terms, if at all. In this regard, unless we are able to restructure the existing debt obligations of our subsidiaries, YMHK and YMBJ, to XSEL, we believe our ability to obtain any such additional financing will be significantly impaired.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company had an accumulated deficit of $22.3 million and a working capital deficit of $1.31 million. During the nine months ended September 30, 2010, the Company incurred a loss of approximately $2.16 million. During the nine months ended September 30, 2010, the Company primarily relied upon financing activities to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing to fund its operations, however no assurances can be made that we will be able to obtain additional financing on acceptable terms, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The average rate of exchange during the nine months ended September 30, 2010 for the Chinese Yuan to the United States Dollar is based on the exchange rate quoted by the Federal Reserve Bank of New York, which represents the noon buying rate in the City of New York and is certified for customs purposes. These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

The Company's China subsidiary's assets and liabilities denominated in RMB at the balance sheet date are translated at the going market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. The resulting translation adjustments are reported under Other Comprehensive Income in accordance with Accounting Standard Codification ASC 220 that codified SFAS No. 130, "Reporting Comprehensive Income. At September 30, 2010 and 2009, the comprehensive incomes were $777 and zero, respectively; differences and amounts were immaterial.

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No Goodwill impairment was recognized during the nine months ended September 30, 2010 and 2009, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of was recognized during the nine months ended September 30, 2010 and 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R revises the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the nine months ended September 30, 2010 and September 30, 2009, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1.1 million and $1.7 million, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at September 30, 2010 and December 31, 2009 are presented net of accumulated depreciation of $61,000 and $34,000, respectfully.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes.

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

Income Taxes

The Company follows “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2010 and 2009.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the nine months ended September 30, 2010 and 2009 was $500 and $7,000, respectively.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during our second fiscal quarter of 2009 and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through November 22, 2010, the date that the financial statements were available to be issued.

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

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a) The quoted price of the identical liability when traded as an asset b) Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2009, the FASB issued standards that establish only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its September 30, 2010 financial statements for subsequent events through November 22, 2010, the date the financial statements were available to be issued. Other than the events in Note 18, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

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

3. Other Current Assets

On September 1, 2008 the Company entered into a consulting agreement ("ACV Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the ACV Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The ACV Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the agreement and will be amortized on a straight-line basis over the agreement term of two years. At September 30, 2010 the prepaid expense related to the ACV Consulting Agreement had been full amortized.

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

In December 2009, the Company's subsidiary, YMBJ, entered into bandwidth service agreements with two Chinese Content Delivery Networks ("CDN Agreements") pursuant to the terms of which the Company will receive bandwidth and other services for a period of twelve months. At September 30, 2010, the balance remaining in other current assets related to the CDN Agreements was $2,700.

4. Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 consist of the following:

Property and Equipment	September 30	December 31,
	2010	2009
Computer Software and Equipment	$99,933	$99,093
Office Furniture and Equipment	7,936	6,869
Total Property and Equipment	107,869	105,962

Less: Accumulated Depreciation	(61,025)	(40,505)
Property and Equipment, net	$46,844	$65,457

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

During the nine months ended September 30, 2010, amortization expense related to the Content License Agreements and China IPTV Licenses was $315,000.

Intangible assets and accumulated amortization at September 30, 2010 and December 31, 2009 are comprised of the following:

Intangible Assets	September 30,	December 31,
	2010	2009
China IPTV & Mobile Licenses	$2,090,000	$2,352,500
YesTV China IPTV Rights	3,408,000	3,408,000
Koobee	7,833	7,8330
Total Intangible Assets	5,505,833	5,768,333

Less: Accumulated Amortization	(1,218,679)	(1,103,454)
Intangible Assets, net	$4,287,154	$4,664,879

6. Other Assets

The balance recorded in other current assets at September 30, 2010 correspond to security deposits of $18,400 related to our lease holdings, $1,500 related to Water and Power Utility deposit requirements, $1,600 of deferred rental income.

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

As of September 30, 2010, there were outstanding (i) 40,958,333 options and 550,000 warrants issued pursuant to the Company's Stock Option Plan, (ii) 2,650,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, and (iii) and 4,444,444 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

8. Accrued Liabilities

Accrued liabilities at September 30, 2010 and December 31, 2009 are comprised of the following:

Accrued Liabilities	September 30,	December 31,
	2010	2009
Obligations on license agreements	$47,636	$110,095
Accrued salaries	347,750	330,000
Interest	429,924	264,513
Deferred rent expense	14,631	21,988
Sublease security deposits	32,000	32,000
Accrued vendor liabilities	199,740	219,740
Other	50,997	89,957
	$1,122,678	$1,068,293

9.  Note Payable

During the nine months ending September 30, 2010, two investors loaned the Company $15,000 and $5,000. As consideration for the loans, the Company issued the investors demand promissory notes at a rate equal to the prime rate plus one percent.

10.  Note Payable - Related Party

During the quarter nine months ending September 30, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $6,000, $50,000 and $40,000. As consideration for the loans, the Company issued Mr. Rifkin two demand promissory notes at a rate equal to the prime rate plus one percent. See Note 18. Subsequent Events.

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

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the nine months ended September 30, 2010, interest expense of $7,100 has been recorded from the debt discount amortization.

12.  Convertible Note Payable

On August 29, 2008, the Company entered into a subscription agreement with Year of the Golden Pig, LLC (“YGP, LLC”). The Company sold 2.5 Units, with each Unit consisting of a $100,000 Convertible Promissory Note bearing interest at 12% per annum, due three years from the date of issuance and warrants to purchase an aggregate of up to 350,000 shares of its Common Stock. The warrants are exercisable for a period of five years and have an exercise price equal to $0.09 per share subject to the Company’s filing of a certificate of amendment to its certificate of incorporation increasing the number of its available shares for issuance. The subscription agreement with YPG, LLC provided the Company with $250,000 in gross proceeds. Pursuant to the subscription agreement with YGP, LLC., the Company issued 875,000 Purchase Warrants. See Note 17 Warrants.

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2010, interest expense of $28,200 has been recorded from the debt discount amortization.

13. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”).  Pursuant to the Joint Venture agreement, XSEL will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  The Joint Venture Agreement provides that YMHK, YMBJ and CYI shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent.  We believe that the Joint Venture Agreement provides that any and all amounts due to XSEL are not due until twelve months after written demand for payment and, therefore, the earliest date that any twelve-month written notice can be given is January 1, 2010 in which event the working capital will be due January 1, 2011.  See, however, Note 1 Description of Business — Recent Developments. At June 30, 2010, the Joint Venture Agreement with XSEL provided the Company with $2.47 million in gross proceeds and the Company recognized the amount as a $2.47 million principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.

14. Beneficial Conversion Feature

As noted in Note 9 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note. During the nine months ended September 30, 2010, interest expense of $7,100 has been recorded from the debt discount amortization.

As noted in Note 10 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note. During the nine months ended September 30, 2010, interest expense of $14,300 has been recorded from the debt discount amortization.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. During the nine months ended September 30, 2010, interest expense of $17,400 has been recorded from the debt discount amortization.

15. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At September 30, 2010, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,204,200, have been eliminated upon consolidation.  At September 30, 2010, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $815,500, have been eliminated upon consolidation.

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

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan from 15,000,000 shares to 50,000,000 shares.

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

A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2009	9,041,667	40,958,333	0.13	9.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
September 30, 2010	9,041,667	40,958,333	0.13	8.55	-

Options exercisable at:
December 31, 2009		6,200,000	0.14	9.37	-
September 30, 2010		14,800,000	0.12	8.50	-

During the nine months ended September 30, 2010, the Company did not grant stock-based compensation awards. During the nine months ended September 30, 2010, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1,076,800.

17. Warrants

The following table summarizes information about common stock warrants outstanding at September 30, 2010:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	250,000	0.02	$0.01	250,000	$0.01
$0.65	300,000	0.00	$0.06	300,000	$0.06
$0.09	875,000	0.80	$0.02	875,000	$0.02
$0.09	525,000	0.49	$0.01	525,000	$0.01
$0.03	1,250,000	2.19	$0.01	1,250,000	$0.01
$0.03 - $0.65	3,200,000	3.50	$0.12	3,200,000	$0.12

18. Subsequent Events

The Company has evaluated subsequent events through November 22, 2010, the date that the financial statements were available to be issued.

Subsequent to the quarter ending September 30, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $15,000. As consideration for the loan, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate plus one percent. At November 22, 2010, the total amount loaned to the Company by Mr. Rifkin since January 1, 2010 totaled $111,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on April 15, 2010.

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

Recent Developments

On December 26, 2008, our subsidiaries YMHK and YMBJ entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement YMHK entered into on June 10, 2008 with CYN, CYI and CYN Ads. The Joint Venture Agreement provides working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provides working capital for a minimum of twelve months ending December 31, 2009. The Joint Venture Agreement provides that YMHK and YMBJ shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent. At September 30, 2010, the Joint Venture Agreement with XSEL provided the Company with $2.47 million in gross proceeds.

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

Rebel Crew Films, Inc.

Rebel Crew Films is a wholly-owned subsidiary of the Company and was organized under the laws of the State of California on August 7, 2002. Rebel Crew Films is currently maintained as a corporation in good standing with no operations.

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

The Company changed its name from “Digicorp, Inc.” to “China Youth Media, Inc.” (the “Corporate Name Change”) pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008. The Corporate Name Change was approved and authorized by the Board of Directors of the Company and by the holders of shares representing a majority of our voting securities which holders have given their written consent. As a result of the Corporate Name Change, our stock symbol changed to “CHYU” with the opening of trading on October 16, 2008 on the OTCBB.

The Company is organized in a single operating segment with no long-lived assets outside of the United States of America. All of our revenues to date have been generated in the United States, but with the development of our China ITVN media portal, we expect that a portion of our future revenues will be from other countries.

Revenue Sources

During the nine months ended September 30, 2010, the Company, including its subsidiaries, generated revenue primarily from digital content distribution and website ad revenue.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon the accompanying financial statements that have been prepared in accordance with the generally accepted accounting principles in the United States of America. The preparation of the financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Stock-Based Compensation - We have adopted the provisions of Share-Based Payment, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those grants. Accordingly, the fair value of each option grant, non-vested stock award and shares issued under our employee stock purchase plan, were estimated on the date of grant. We estimate the fair value of these grants using the Black-Scholes model which requires us to make certain estimates in the assumptions used in this model, including the expected term the award will be held, the volatility of the underlying common stock, the discount rate, dividends and the forfeiture rate. The expected term represents the period of time that grants and awards are expected to be outstanding. Expected volatilities were based on historical volatility of our stock. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option. Dividends were assumed to be zero. Forfeiture estimates are based on historical data. These inputs are based on our assumptions, which we believe to be reasonable but that include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards. Stock-based compensation expense, as determined using the Black-Scholes option-pricing model, is recognized on a straight-line basis over the service period, net of estimated forfeitures. To the extent that actual results or revised estimates differ from the estimates used, those amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

Results of Operations

Revenues

Revenue for the Three Months ended September 30, 2010 was zero as compared to the three months ended September 30, 2009 in which we generated $5,000 in revenues. Revenue for the nine months ended September 30, 2010 and September 30, 2009 was $78,000 and $107,000, respectively.

The decrease in revenue during the nine months ended September 30, 2010 and the decrease in revenue to zero during the three months ended September 30, 2010, are primarily as a result of our recent substantial reduction in our operations and termination of various employees in our subsidiary, YMBJ, (See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and to a lesser extent, attributed to the change in the Company strategy to building and launching a large scale, advertising supported Internet media portal in China.

Operating Expenses

Operating expenses were $514,000 and $1,310,000 during the three months ended September 30, 2010 and 2009, respectively.   The significant component in the decrease in operating expenses during the three months ended September 30, 2010 was as a result of our recent substantial reduction in our operations and termination various employees in our subsidiary, YMBJ.  See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Operating expenses during the nine months ended September 30, 2010 and 2009 were $2,144,000 and $1,899,000.

Stock-based compensation expense from grants of nonqualified stock options to our employees and non-employee directors changed to $1.08 million during nine months ended September 30, 2010 from $1.7 million during the nine months ended September 30, 2009 and resulted primarily from recent grants of nonqualified stock options to employees of the Company.

Salaries and employee benefits, excluding stock based compensation expense, reflected a significant decrease of approximately $120,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and was as a result of our recent substantial reduction in our operations and termination various employees.  During the three months ended September 30, 2010 and 2009, salaries and employee benefits, excluding stock based compensation expense was $43,000 and $160,000, respectively.  During the nine months ended September 30, 2010 and 2009, salaries and employee benefits, excluding stock based compensation expense was $251,000 and $396,000, respectively.

Amortization of Content Licenses and Cooperation Agreements. Non-cash amortization expense for the three months ended September 30, 2010 and 2009 were $111,000 and $257,000, respectively. Non-cash amortization expense for the nine months ended September 30, 2010 and 2009 were $315,000 and $595,500, respectively.

Accounting Fees for the three months ended September 30, 2010 and 2009 were $6,000 and $13,000, respectively.  The fees paid for Accounting services are primarily related to Auditing and SEC filing requirements.  Accounting fees for the nine months ended September 30, 2010 and 2009 were $32,000 and $40,000, respectively.

Legal expense during the three months ended September 30, 2010 and 2009 were zero and $24,000, respectively.  The decrease in legal fees paid is attributed primarily to our recent substantial reduction in our operations and substantial reduction in our development of new contracts and transactions.  Legal expense during the nine months ended September 30, 2010 and 2009 were $6,000 and $140,500, respectively.

Consulting fees during the three months ended September 30, 2010 and 2009 were $25,000 and $56,000.  Consulting fees during the nine months ended September 30, 2010 and 2009 were $160,000 and $207,000, respectively.

General and administrative expense during the three months ended September 30, 2010 and 2009 were $14,400 and $202,000, respectively.  General and administrative expense during the nine months ended September 30, 2010 and 2009 were $123,000 and $644,000, respectively.  The decrease in general and administrative expense is primarily attributed to our recent substantial reduction in our operations.  See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Loss

For the nine months ended September 30, 2010 and 2009 the Company had a net loss of approximately $2,157,000 and $2,154,000, respectively.  The change in the net loss recorded for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is primarily attributed to our recent substantial reduction in our operations. See “Recent Developments” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  For the three months ended September 30, 2010 and 2009 the Company had a net loss of approximately $545,000 and $1,321,000, respectively.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $239,000 for the nine months ended September 30, 2010 and $330,000 for the nine months September 30, 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of September 30, 2010, our cash and cash equivalents were $15,000. We had a working capital deficit of approximately $1,311,000 at September 30, 2010 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.  See “Recent Developments” above for information on certain matters which may jeopardize our ability to continue operations.

Total assets were $4,375,104 at September 30, 2010 versus $5,094,407 at December 31, 2009. The change in total assets is attributable to a decrease in cash of approximately $166,000 used during the normal course of operations and to the non-cash amortization expense of $315,000 during the nine months ended September 30, 2010, and the termination of certain service agreements for content delivery and bandwidth primarily as a result of our recent substantial reduction in operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

tem 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
__________
*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: November 22, 2010	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: November 22, 2010	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer