Form 10-K
period 2010-12-31
China Youth Media, Inc.
filed 2011-04-19
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
COMMISSION FILE NUMBER: 000-33067

CHINA YOUTH MEDIA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13428 Maxella Ave. #342, Marina Del Rey, CA 90292
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

Yes ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐         No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $625,000. The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 15, 2011 was 159,031,461.

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

Recent Developments

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”).  On July 3, 2009, YMHK entered into a new Cooperation Agreement, with CYI and CYN Ads which replaced the original Cooperation Agreement (together referred to as the “Cooperation Agreement”).

In addition, and as previously disclosed, on December 26, 2008, our subsidiaries, YMHK and Youth Media (Beijing) Limited (“YMBJ”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement.  The Joint Venture Agreement provided working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provided working capital for a minimum of twelve months ending December 31, 2009 and provides that YMHK, YMBJ and CYI shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent.  At October 31, 2010, the Joint Venture Agreement with XSEL provided $2.47 million in gross proceeds.

On November 19, 2010, agreements (the “Termination Agreements”) were signed in China by the respective parties terminating the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement.   Pursuant to English translations which we have obtained, each of the Termination Agreements provides that any party to such Termination Agreement is not responsible for any obligations, debt or liabilities to any other parties and is not liable or entitled to any claim.

The foregoing description of the Termination Agreements are qualified in their entirety by the full text of such documents, which English translations are filed as Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to Form 8-K filed with the Commission on December 15, 2010.

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

On March 30, 2011, we entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  We have granted such party certain exclusivity rights for a period of 120 days which may be extended under certain conditions.  There can be no assurance that we will be able to complete any such transaction on terms satisfactory to us or at all.

Employees

As of December 31, 2010, we had 3 full time employees in the United States and China. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

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

For the year ended December 31, 2010 and 2009, we generated revenues of $82,000 and $7,000, respectively, and incurred net losses of $9.3 million and $4.1 million, respectively. At December 31, 2010, we had a working capital deficit of $1,131,000 and an accumulated deficit of $24.3 million. Our failure to increase our revenues significantly or improve our gross margins will harm our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer.

Various conditions raise substantial doubt about our ability to continue as a going concern; Need For Additional Financing.

At December 31, 2010, we had an accumulated deficit of approximately $20.1 million and a working capital deficit of $836,000. During the year ended December 31, 2009, we incurred a loss of $24.3 million. During the year ended December 31, 2010, we primarily relied upon debt investments to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RISKS RELATED TO OUR SUBSIDIARIES

Our operating subsidiaries, Youth Media (Beijing) Limited and Youth Media (Hong Kong) Limited have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our operating subsidiaries Youth Media (Beijing) Limited organized under the laws of the People's Republic of China on December 10, 2008 and Youth Media (Hong Kong) Limited organized under the laws of Hong Kong on May 19, 2008. Because our operating subsidiaries have limited operating history, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in evolving markets in which we operate. While to date we have not experienced these problems, we must meet many challenges including:

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

Since we have limited operating history and our total assets at December 31, 2010 consisted of $12,000 in cash and total current assets of $300, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock is likely to continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.004 to $0.24. The closing sale price for our common stock on April 15, 2010 was $0.004 per share. Any future market price for our shares is likely to continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. The average daily trading volume of our common stock has historically been insignificant. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock or to sell our common stock for a positive return on your investment.

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

ITEM 2.   Properties

The Company currently does not have buildings under operating leases:

In the past, the Company leased approximately 10,000 square feet of commercial space in Marina Del Rey, California. The operating lease expired December 31, 2010. At year end December 31, 2010, the monthly lease payment was $13,600. The monthly lease payments were subject to a customary 3% percent escalation per annum. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties. For the year ended December 31, 2010, the sublease agreements resulted in $190,000 in gross revenues.

During 2009, the Company entered into a commercial lease agreement for approximately 50m2 of office space in Beijing, China. The lease expired on June 30, 2009 and required monthly payments of $1,500.

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

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company common stock as of December 31, 2010 is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol CHYU.OB. The table below delineates on a quarterly basis the high and low sales prices per share of our common stock as reported by the OTCBB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions.

		Common Stock Price
		High	Low
2010
First Quarter Ended	March 31	$0.12	$0.01
Second Quarter Ended	June 30	$0.08	$0.01
Third Quarter Ended	September 30	$0.04	$0.01
Fourth Quarter Ended	December 31	$0.05	$0.01

2009
First Quarter Ended	March 31	$0.19	$0.06
Second Quarter Ended	June 30	$0.25	$0.10
Third Quarter Ended	September 30	$0.19	$0.07
Fourth Quarter Ended	December 31	$0.12	$0.05

Holders of Record

As of April 15, 2011, there were approximately 284 holders of record of the Company common stock.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2010 and December 31, 2009 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2010, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

As disclosed in Recent Developments in Note 1 Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result we substantially reduced our operations and terminated various employees in our subsidiary, YMBJ.

Common Stock

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

On October 22, 2009, the Company issued 234,789 shares of the Company's common stock pursuant to a Conversion and Note Termination Agreement dated July 1, 2008 pursuant to which the entire principal amount outstanding and all interest accrued from inception of a certain promissory note through the date of the Conversion Note would be converted into 234,789 shares of the Company's common stock. See Note 11 Note Payable - Related Party.

On October 22, 2009, the Company issued 200,000 shares of the Company's common stock pursuant to a Reimbursement Termination Agreement pursuant to which amounts owed to a director of the Company, as fees for services as the Audit Committee Chairwoman, totaling $6,000, with a conversion price of $0.03 per share, would be converted into 200,000 shares of the Company's common stock.

On December 31, 2009, the Company issued 100,000 shares of the Company's common stock pursuant to a Consulting Agreement ("Consulting Agreement") with ROAR, LLC ("ROAR") pursuant to the terms of which, ROAR will receive 500,000 shares of the Company's common stock. The Consulting Agreement was valued at $50,000 based on the value of the underlying shares of the company's common stock on the effective date of the Consulting Agreement.  On May 14, 2010, the Company issued the remaining 400,000 shares of the Company’s common stock pursuant to a Consulting Agreement ROAR.

Recent Stock Option Grants

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

Recent Developments

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”).  On July 3, 2009, YMHK entered into a new Cooperation Agreement, with CYI and CYN Ads which replaced the original Cooperation Agreement (together referred to as the “Cooperation Agreement”).

In addition, and as previously disclosed, on December 26, 2008, our subsidiaries, YMHK and Youth Media (Beijing) Limited (“YMBJ”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement.  The Joint Venture Agreement provided working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provided working capital for a minimum of twelve months ending December 31, 2009 and provides that YMHK, YMBJ and CYI shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent.  At October 31, 2010, the Joint Venture Agreement with XSEL provided $2.47 million in gross proceeds.

On November 19, 2010, agreements (the “Termination Agreements”) were signed in China by the respective parties terminating the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement.   Pursuant to English translations which we have obtained, each of the Termination Agreements provides that any party to such Termination Agreement is not responsible for any obligations, debt or liabilities to any other parties and is not liable or entitled to any claim.

The foregoing description of the Termination Agreements are qualified in their entirety by the full text of such documents, which English translations are filed as Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to Form 8-K filed with the Commission on December 15, 2010.

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

On March 30, 2011, we entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  We have granted such party certain exclusivity rights for a period of 120 days which may be extended under certain conditions.  There can be no assurance that we will be able to complete any such transaction on terms satisfactory to us or at all.

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

Beneficial Conversion Feature of Convertible Notes Payable - The Beneficial Conversion Feature ("BCF") of a convertible note, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company accounts for BCF in accordance with the guidelines established by Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of the warrants issued with those convertible notes. The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options. The only difference is that the contractual life of the warrants is used. The value of the proceeds received from a convertible note is then allocated between the conversion feature and warrants on a relative fair value basis. The allocated fair value is recorded in the consolidated financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is credited to interest expense.

Goodwill and Other Intangible Assets - Goodwill and Intangible Assets correspond to the excess cost over fair value of certain assets during acquisition. In accordance with the provisions of Goodwill and Other Intangible Assets, goodwill and intangible assets acquired that are determined to have an indefinite useful life are not subject to amortization, but instead are tested for impairment at periodic intervals. Intangible assets with a useful life that can be estimated are amortized over their respective estimated useful lives to their estimated residual values and are reviewed periodically for impairment in accordance with Accounting for Impairment or Disposal of Long-Lived Assets. Certain events or changes in circumstances may occur that indicate that goodwill or assets are impaired and consequently require testing on a periodic basis. Determining the fair value of goodwill or assets is subjective in nature and involves using estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Goodwill impairment during the twelve months ended December 31, 2010 and 2009 was zero and $28,000, respectively.  Impairment of intangible assets during the twelve months ended December 31, 2010 and 2009 was $4,600,000 and $3,821,000, respectively.

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

Results of Operations

Comparison of Year End December 31, 2010 to 2009

Revenues

Sales - We generated revenues of $82,000 and $7,000 for the years ended December 31, 2010 and December 31, 2009, respectively. During the fiscal year 2010, the Company generated almost exclusively all of its revenue through the aggregation and distribution of international content and advertising for Internet consumption in China.

Other Income - In March 2006, the Company entered into a commercial lease agreement for additional office space (the "Hollman Lease"). The Hollman Lease requires monthly payments of base rent which increase from $12,475 in September 2006 to $14,041 in December 2010. During February 2008 and April 2008, the Company entered into commercial sublease agreements with two non-related parties. For the year ended December 31, 2010, the sublease agreements resulted in $190,000 in gross revenues.  At December 31, 2010, the Hollman Lease and the sublease agreements expired.

Operating Expenses

Operating expenses were $2.2 million and $5.4 million during the years ended December 31, 2010 and 2009, respectively. The decrease in operating expenses is attributable is significant decreases in salaries and employee benefits, non-cash amortization expense and general and administrative.  The significant decrease in operating expenses is related to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.  See Recent Developments in Note 1 Description of Business in the Notes to the Financial Statements, which describes that pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased significantly to $1,349,000 during the year ended December 31, 2010 from $2,236,000 during the year ended December 31, 2009. The decrease in stock based compensation expense from grants of nonqualified stock options during the year ended December 31, 2010 resulted primarily from the cancellation of stock options related to employees that are no longer with the Company.

Cost of sales during the twelve months ended December 31, 2010 and 2009 was zero.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease to $243,000 during the year ended December 31, 2010 from $$556,000 during the year ended December 31, 2009.

The remaining operating expenses consisted of professional fees, rent expense and general and administrative expenses all of which experienced  significant decreases related to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.  See Recent Developments in Note 1 Description of Business in the Notes to the Financial Statements, which describes that pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated.

Legal expense during the year ended December 31, 2010 to $25,500 as compared to $171,000 during the year ended December 31, 2009 and were composed of fees paid for review major company transactions and S.E.C. filing related matters.

Consulting fees during the years ended December 31, 2010 and 2009 were $210,000 and $255,000, respectively, were related to business development, investor relations along with other development costs associated with our operations in China. During the year ended December 31, 2009, consulting expense was related to sales contracting work and the development of our operations in China.

General and administrative expense decreased by approximately $825,000 during the year ended December 31, 2010 compared to the year ended December 31, 2009 and is primarily attributed to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

Net Loss

For the years ended December 31, 2010 and 2009 the Company had a net loss of approximately $4.1 million and $9.3 million, respectively and is primarily attributed to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $283,000 during the year ended December 31, 2010 and $283,000 during the year ended December 31, 2009.

Taxes

At December 31, 2010, we had a net operating loss carryforward of approximately $8.46 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2021.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities and, to date and to a lesser extent, cash from current operations. As of December 31, 2010, our cash and cash equivalents were $12,000. We had a working capital deficit of approximately $1,130,000 at December 31, 2010 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $56,000 at December 31, 2010 versus $5,094,000 at December 31, 2009. The change in total assets is primarily attributable to the Termination Agreements, which resulted in a significant decrease in Intangible Assets during the year ended December 31, 2010. See Note 5 Intangible Assets.

Intangible Assets net for the twelve months ended December 31, 2010 and 2009 was $2,000 and $4,665,000, respectively. This significant decrease in the Company's intangible assets was exclusively as a result of impairments to most of our intangible assets as described in Note 5 Intangible Assets, the China IPTV and Mobile License and the Content Licenses Agreement, which resulted in the recording of a one-time non-cash impairment losses of approximately $3,805,000 and $2,570,000, respectively.

Operating activities used $450,000 of cash during the year ended December 31, 2010 compared to $2,060,000 during the year ended December 31, 2009. The change in cash used for operating activities resulted primarily from the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted Non-controlling Interests in Consolidated Financial Statements as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted Non-controlling Interests in Consolidated Financial Statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-09 Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update No. 2009-08 Earnings Per Share - Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99 Earnings per share, based on EITF Topic D-53 Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42 The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10 Fair Value Measurements and Disclosures - Overall for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a) the quoted price of the identical liability when traded as an asset b) quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98 Classification and Measurement of Redeemable Securities. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In June 2009, the FASB issued standards that establish only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued standards that require a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement and is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In June 2009, the FASB issued standards that eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its December 31, 2010 financial statements for subsequent events through February 28, 2011, the date the financial statements were available to be issued. Other than the events in Note 21, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    Financial Statements and Supplementary Data

See Financials Statements on Page 29 of this Annual Report on Form 10-K.

ITEM 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.   Other Information

Not applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Jay Rifkin	55	Chief Executive Officer, Director
William B. Horne	42	Director
Alice M. Campbell	60	Director
David M. Kaye	56	Director

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

Compensation Committee

The Compensation Committee is appointed by the Board of Directors to discharge the responsibilities of the Board relating to compensation of our executive officers. The Compensation Committee presently consists of Alice M. Campbell, William B. Horne and David M. Kaye. Ms. Campbell is Chairwoman of the Compensation Committee.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, which is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended June 30, 2005. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Secretary, China Youth Media, Inc., 13428 Maxella Ave. #342, Marina Del Rey, CA 90292. We are in the process of building a website where our Code of Ethics will be available to investors.

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2010, all the reporting persons complied with all applicable filing requirements.

ITEM 11.     Executive Compensation

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2010 and, December 31, 2009, of those persons who were, at December 31, 2010 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Jay Rifkin, (1)	2010	$70,000	$0	$0	$0	$0	$0	$0	$70,000
President and	2009	$165,000	$0	$0	$2,771,683	$0	$0	$0	$2,936,683
Chief Executive Officer

(1)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005.

(2)	Consists of salary for 2010 and 2009.

(3)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2009 computed in accordance with Share Based Payments.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2010.

Outstanding Equity Awards at December 31, 2010

	Options Awards
	No. of Securities Underlying Unexercised Options (#)	No. of Securities Underlying Unexercised Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Jay Rifkin	150,000	0	$0.20	11/8/2016
	3,750,000	0	$0.13	5/11/2019
	5,000,000	15,000,000	$0.13	5/11/2019

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

Compensation of Directors

During 2010, the Company did not compensate any of its directors in cash. The Chairperson of the Audit Committee is entitled to receive $6,000 annually paid in cash. During 2010, the Company did not pay this amount. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. In addition, directors are eligible to receive restricted shares of common stock and stock options pursuant to our Stock Option Restricted Stock Plan described above.

The following table provides certain summary information concerning the compensation paid to directors, other than Jay Rifkin (our Chief Executive Officer), during 2010. All compensation paid to Mr. Rifkin is set forth in the table under "Executive Compensation."

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Alan Morelli(2)	$-	-	-	-	$-
Alice M. Campbell	$-	-	-	-	$-
David M. Kaye	$-	-	-	-	$-
William B. Horne	$-	-	-	-	$-

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2010 computed in accordance with Share Based Payment.
(2)	Mr. Morelli, who became a director on March 26, 2006, has resigned from such position effective as of January 31, 2011.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 15, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)		Percentage of Common Stock (2)
Jay Rifkin	96,830,063	(3)	58.65%
William B. Horne	747,289	(4)	1.72%
Alice M. Campbell	612,500	(5)	1.64%
Alan Morelli	400,000	(6)	1.56%
David M. Kaye	462,500	(7)	1.56%
Dennis Pelino	35,852,777	(8)	22.00%
TWK Holdings, LLC	12,000,000	(9)	7.55%

All named executive officers and directors as a group (5 persons)	99,052,352		56.57%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o China Youth Media, Inc., 13428 Maxella Ave. #342, Marina Del Rey, CA 90292.

(2)
Applicable percentage ownership is based on 159,031,461 shares of common stock outstanding as of April 15, 2011 plus, for each stockholder, any securities that stockholder has the right to acquire within 60 days of April 15, 2011 pursuant to options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 15, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(6)
Includes: (a) 275,000 shares issuable upon exercise of stock options with an exercise price of $0.13 per share, which stock options are fully vested as of May 11, 2009;  (b) 2,000,000 shares issuable upon exercise of stock options with an exercise price of $0.13, which stock options vest annually over a period of four years from May 11, 2010; and (c) options to purchase 250,000 shares of common stock with an exercise price of $0.14 per share, which stock options vest annually over a period of four years from August 29, 2007.  Mr. Morelli is no longer a director of the Company having resigned effective as of January 31, 2011.

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

(10)
Includes 19,000,000 shares which are directly held by Beijing Consultancy and Development Limited.  The address for Beijing Consultancy and Development Limited is Level 28, Three Pacific Place, 1 Queen's Rd East, Hong Kong.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,908,333	$0.13	9,091,667
Equity compensation plans not approved by security holders	-0-	$0.00	-0-
Total	40,908,333	$0.13	9,091,667

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest, except as follows:

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

As disclosed in Recent Developments in Note 1 Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result we substantially reduced our operations and terminated various employees in our subsidiary, YMBJ.

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

Director Independence

Our board of directors currently consists of four members. They are Jay Rifkin, William B. Horne, Alice M. Campbell, and David M. Kaye. Horne, Campbell and Kaye are independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14.     Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $40,000 and $40,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2010 and December 31, 2009, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

During the year ended 2010, we received additional professional services in the amount of $5,500 rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

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

Financial Statements are listed in the Table of Contents to the Financial Statements on page 29 of this report.

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

10.5
Employment Agreement effective as of September 30, 2005 by and between Digicorp and Jay Rifkin (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.6
Standard Industrial/Commercial Multi-Tenant Lease dated July 18, 2005 between The Welk Group, Inc. and Rebel Crew Films, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2006)

10.7
Subscription Agreement made as of April 20, 2006 by and between Digicorp and MLPF&S Custodian, FBO William B. Horne, IRA (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2006)

10.8
Placement Agreement dated April 26, 2006 between Digicorp and Ault Glazer Bodnar Securities LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.9
Content License Agreement dated June 2, 2008 by and between Digicorp, Inc. and New China Media, LLC, YGP, LLC and TWK Holdings, LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.10
Supply Agreement for Content dated May 31, 2008 by and between Youth Media (Hong Kong) Limited, a subsidiary of the Company, Yes Television (Hong Kong) Limited, and New China Media LLC (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 4, 2008)

10.11
Cooperation Agreement effective as of June 10, 2008 by and between Youth Media (Hong Kong) Limited, a subsidiary of the Company, China Youth Net Technology (Beijing) Co., Ltd., China Youth Interactive Cultural Media (Beijing) Co., Ltd. and China Youth Net Advertising Co. Ltd. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2008)

10.12
Loan Consolidation and Amendment to Security Agreement dated as of September 10, 2008 among Digicorp, Inc., Rebel Holdings, LLC and Jay Rifkin (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008)

10.13
Secured Convertible Consolidated Promissory Note between Digicorp, Inc. and Rebel Holdings, LLC, dated September 10, 2008 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 19, 2008).

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

99.1
Termination Agreement dated November 19, 2010 re: Cooperation Agreement (English translation) (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)

99.2
Termination Agreement dated November 19, 2010 re: Joint Venture Agreement (English translation) (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)

99.3
Termination Agreement dated November 19, 2010 re: business and technical services agreement and commercial and technical services agreement (English translation) (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)

99.4
Termination Agreement dated November 19, 2010 re: advertising agreement (English translation) (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2010)

_____
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: April 18, 2011	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Jay Rifkin
Jay Rifkin	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 18, 2011

/s/ William B. Horne
William B. Horne	Director	April 18, 2011

/s/ Alice M. Campbell
Alice M. Campbell	Director	April 18, 2011

/s/ David M. Kaye
David M. Kaye	Director	April 18, 2011

China Youth Media, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of China Youth Media, Inc.

We have audited the accompanying consolidated balance sheet of China Youth Media, Inc. (Company) as of December 31, 2010 and 2009, and the related consolidated statement of income, stockholders' equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Youth Media, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 15, 2011

CHINA YOUTH MEDIA, INC.
Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,165	$181,723
Accounts receivable, net	329	—
Other current assets	—	157,432
TOTAL CURRENT ASSETS	12,494	339,155

Property and equipment, net	41,211	65,457
Intangible assets, net	2,000	4,664,879
Other Assets	—	24,916

TOTAL ASSETS	$55,705	$5,094,407

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$89,478	$106,382
Accrued liabilities	942,739	1,068,293
Note payable - related party	111,000	—

TOTAL CURRENT LIABILITIES	1,143,217	1,174,675

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	150,000
Convertible note payable	250,000	250,000
Note payable	—	2,377,312
Beneficial conversion feature	(178,463)	(277,128)

TOTAL LONG TERM LIABILITIES	221,537	2,500,184

TOTAL LIABILITIES	$1,364,754	$3,674,859

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at December 31, 2010;
3,000 shares issued and outstanding at December 31, 2009;	—	3
Common stock, $0.001 par value: 500,000,000 shares authorized;
159,031,461 shares issued and outstanding at December 31, 2010;
158,631,461 shares issued and outstanding at December 31, 2009;	159,031	158,631
Paid-in capital	22,808,917	21,420,227
Accumulated other comprehensive income	(705)	(213)
Accumulated deficit	(24,276,292)	(20,159,100)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,309,049)	1,419,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,705	$5,094,407

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Operations and Comprehensive Income (Audited)

	Years Ended December 31,
	2010	2009

REVENUE
Sales	$81,944	$7,000

Total revenue	81,944	7,000

OPERATING EXPENSES
Selling, general and administrative expenses	2,221,586	5,389,363

Total operating expenses	2,221,586	5,389,363

Operating loss	(2,139,642)	(5,382,363)

Other Income (expense)
Interest income (expense)	(148,182)	(281,044)
Rental Income	189,163	198,049
Gain on debt extinguishment	2,581,848	—
Loss on Impairment Goodwill	—	(27,800)
Loss on Impairment IP Holdings	(4,600,379)	(3,821,444)

Total other income (expense)	(1,977,550)	(3,932,239)

NET LOSS	$(4,117,192)	$(9,314,602)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	158,884,612	127,263,088

Other Comprehensive Income
Foreign currency translation adjustment	(705)	(213)
Net income	(4,117,192)	(9,314,602)
COMPREHENSIVE INCOME	$(4,117,897)	$(9,314,815)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Cash Flows (Audited)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,117,192)	$(9,314,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(2,581,848)	—
Loss on Impairment of Goodwill	—	27,800
Loss on Impairment of IP Holdings	4,600,379	4,325,054
Depreciation	27,007	16,809
Amortization of licenses	—	128,243
Amortization of beneficial conversion feature	98,665	92,861
Stock-based compensation to employees and directors	1,349,087	2,236,141
Changes in operating assets and liabilities:
Accounts receivable	(329)	161,604
Other assets	222,348	29,120
Accounts payable and accrued liabilities	(47,922)	237,131

Net cash used in operating activities	(449,805)	(2,059,839)

Cash flows from investing activities:
Purchases of licenses and developed content	62,500	(262,500)
Purchases of property and equipment	(2,762)	(65,488)
Purchases of intangible assets	—	254,026

Net cash used in investing activities	59,738	(73,962)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,000
Proceeds from issuance of notes - related party	111,000	—
Proceeds from note - XSEL	110,000	2,277,312

Net cash provided by financing activities	221,000	2,281,312

Effect of exchange rate	(492)	(213)

Net increase (decrease) in cash and cash equivalents	(169,559)	147,298

Cash and cash equivalents at beginning of period	181,723	34,425

Cash and cash equivalents at end of period	$12,165	$181,723

Non-cash investing and financing activity:

Beneficial conversion feature	98,665	162,500
Shares issued pursuant to consulting agreement	$40,000	$100,000
Acquisition of intangible assets for stock	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

BALANCES, December 31, 2008	83,020	83	71,828,439	$71,828	$16,313,219.00	$(10,844,498)	$—	$5,540,632

Conversion of preferred stock	(12,000)	(12)	12,000,000	12,000	(11,988)			-
Cancellation of preferred stock (note 5)	(68,020)	(68)	—	—	68			-
Issuance of common stock			74,803,022	74,803	2,720,287			2,795,090
Debt Discount, net effect					162,500			162,500
Compensation expense, stock option issuances					2,236,141			2,236,141
Foreign currency translation adjustment							(213)	(213)
Net loss						(9,314,602)		(9,314,602)

BALANCES, December 31, 2009	3,000	3	158,631,461	$158,631	$21,420,227	$(20,159,100)	$(213)	$1,419,548

Compensation expense, stock option issuances					1,349,087			1,349,087
Foreign currency translation adjustment							(492)	(492)
Cancellation of preferred stock (note 5)	(3,000)	(3)			3			-
Issuance of common stock			400,000	400	39,600			40,000

Net loss						(4,117,192)		(4,117,192)

BALANCES, December 31, 2010	—	—	159,031,461	$159,031	$22,808,917	$(24,276,292)	$(705)	$(1,309,049)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Audited
December 31, 2010

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

Recent Developments

On June 10, 2008 our subsidiary, Youth Media (Hong Kong) Limited (“YMHK”), entered into a Cooperation Agreement with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) to cooperate with each other to develop, build and operate a fully managed video and audio distribution network under the auspices of CYN (the “Campus Network”).  On July 3, 2009, YMHK entered into a new Cooperation Agreement, with CYI and CYN Ads which replaced the original Cooperation Agreement (together referred to as the “Cooperation Agreement”).

In addition, and as previously disclosed, on December 26, 2008, our subsidiaries, YMHK and Youth Media (Beijing) Limited (“YMBJ”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with CYI and Xinhua Sports & Entertainment Limited (“XSEL”), formerly known as Xinhua Finance Media Limited, to develop business opportunities contemplated by the Cooperation Agreement.  The Joint Venture Agreement provided working capital for the purposes of deploying and marketing the Campus Network. The Joint Venture Agreement provided working capital for a minimum of twelve months ending December 31, 2009 and provides that YMHK, YMBJ and CYI shall be obligated on a joint and several basis, following written notice from XSEL, to return, repay or reimburse, as the case may be, all of the working capital provided by XSEL, upon demand by XSEL in the sole discretion of XSEL, together with interest accrued at an annual rate of 7 percent.  At October 31, 2010, the Joint Venture Agreement with XSEL provided $2.47 million in gross proceeds.

On November 19, 2010, agreements (the “Termination Agreements”) were signed in China by the respective parties terminating the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement.   Pursuant to English translations which we have obtained, each of the Termination Agreements provides that any party to such Termination Agreement is not responsible for any obligations, debt or liabilities to any other parties and is not liable or entitled to any claim.

The foregoing description of the Termination Agreements are qualified in their entirety by the full text of such documents, which English translations are filed as Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to Form 8-K filed with the Commission on December 15, 2010.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company had an accumulated deficit of $24.3 million and a working capital deficit of $1.13 million. During the year ended December 31, 2010, the Company incurred a loss of approximately $4.12 million. During the year ended December 31, 2010, the Company primarily relied upon financing activities to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing to fund its operations, however no assurances can be made that we will be able to obtain additional financing on acceptable terms, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's subsidiary in China, whose principal country of operations is the PRC, uses the RMB as its functional currency. The financial position and results of operations are therefore recorded in RMB. In accordance with ASC 830 "Foreign Currency Translation," the Company's China subsidiary's financial statements are translated into U.S. Dollars (USD). According to the Statement, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year.

The average rate of exchange during the twelve months ended December 31, 2010 for the Chinese Yuan to the United States Dollar is based on the exchange rate quoted by the Federal Reserve Bank of New York, which represents the noon buying rate in the City of New York and is certified for customs purposes. These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

The Company's China subsidiary's assets and liabilities denominated in RMB at the balance sheet date are translated at the going market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. The resulting translation adjustments are reported under Other Comprehensive Income in accordance with Accounting Standard Codification ASC 220-10, Reporting Comprehensive Income. At December 31, 2010 and 2009, the comprehensive losses were $705 and $213, respectively; differences and amounts were immaterial.

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

The Company's subsidiary Youth Media (Beijing) Limited's operations are carried out in China and consequently, the Company's business, financial condition and results of operations may be affected by the political, economic and legal environment in China, and by the general state of the Chinese economy. The Company's operations in China are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. Goodwill impairment during the twelve months ended December 31, 2010 and 2009 was zero and $28,000, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. Impairment of intangible assets during the twelve months ended December 31, 2010 and 2009 was $4,600,000 and $3,821,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Share-Based Payment, which addresses the accounting for employee stock options and which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the twelve months ended December 31, 2010 and 2009, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1.3 million and $1.7 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2010 and December 31, 2009 are presented net of accumulated depreciation of $68,000 and $34,000, respectfully.

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

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black-Scholes valuation model and uses the same assumptions for valuing employee options. The only difference is that the contractual life of the warrants is used.

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

Income Taxes

The Company follows “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the twelve months ended December 31, 2010 and 2009 was $3,300 and $6,000, respectively.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during our second fiscal quarter of 2009 and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through April 15, 2011, the date that the financial statements were available to be issued.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted Non-controlling Interests in Consolidated Financial Statements as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted Non-controlling Interests in Consolidated Financial Statements. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-09 Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update No. 2009-08 Earnings Per Share - Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99 Earnings per share, based on EITF Topic D-53 Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42 The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10 Fair Value Measurements and Disclosures - Overall for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a) the quoted price of the identical liability when traded as an asset b) quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98 Classification and Measurement of Redeemable Securities. The adoption of this ASU did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In June 2009, the FASB issued standards that establish only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued standards that require a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”) and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, the standard requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement and is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In June 2009, the FASB issued standards that eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its December 31, 2010 financial statements for subsequent events through February 28, 2011, the date the financial statements were available to be issued. Other than the events in Note 21, the Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements, results of operations or cash flows.

3. Other Current Assets

On September 1, 2008 the Company entered into a consulting agreement ("ACV Consulting Agreement") with American Capital Ventures, Inc. ("ACV, Inc."). Pursuant to the terms of the ACV Consulting Agreement, ACV, Inc. will provide the Company with investor relations consulting services for a period of two years and in consideration, ACV, Inc. will receive 2.5 million shares of the Company's Common Stock of which 1.5 million shares will be issued during the initial twelve-month term and the remainder will be issued on the thirteenth month of the agreement term. The ACV Consulting Agreement was valued at $225,000 based on the fair value of the underlying shares of the Company's common stock on the effective date of the agreement and will be amortized on a straight-line basis over the agreement term of two years. During the twelve months ended December 31, 2010 the prepaid expense related to the ACV Consulting Agreement fully amortized.

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

4. Property and Equipment

Property and equipment at December 31, 2010 and December 31, 2009 consist of the following:

	December 31,
Property and Equipment	2010	2009
Computer Software and Equipment	$100,771	$99,093
Office Furniture and Equipment	7,953	6,869
Total Property and Equipment	$108,724	$105,962

Less: Accumulated Depreciation	(67,512)	(40,505)
Property and Equipment, net	$41,212	$65,457

5. Intangible Assets

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Content License Agreement - On June 2, 2008, the Company entered into a Content License Agreement (the “Content License Agreement”) with New China Media, LLC ("New China Media"), YGP, LLC ("YGP") and TWK Holdings, LLC ("TWK") (collectively referred to as "Content Providers"). In consideration for the license to certain content by the Content Providers, the Content License Agreement provided for the issuance of 31,200 shares of the Company’s Series A Convertible Preferred Stock that are convertible to 31,200,000 shares of the Company’s common stock. The Content License was valued at $2,808,000 based on the fair value of the associated underlying shares of the Company’s common stock. The Content License Agreement has a term of 2 years with an automatic renewal term of an additional 2 years and, as such, has an estimated useful life of 4 years. The Content License Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with Accounting for Impairment or Disposal of Long-Lived Assets. On January 8, 2009, the Content License Agreement was extended by an additional eight (8) years for a total of ten (10) years. In consideration for the increase in the term of the agreement, New China Media received four million (4,000,000) shares of the Company's common stock. The Content License Agreement extension was valued at $600,000 based on the fair value of the associated underlying shares of the Company’s common stock on the date of the extension agreement.

As disclosed in Recent Developments in Note 1 - Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result we substantially reduced our operations and terminated various employees in our subsidiary, YMBJ.  As a result of the foregoing, the Company determined that the revenue and cash flows would be lower than expected from the Content License Agreement and as such, a triggering event occurred and we conducted an impairment analysis, which resulted in the recognition of an impairment loss.  At December 31, 2010, the Company recognized an impairment charge of $2,570,000 related to the capitalized Content License Agreement.

China IPTV and Mobile License - On June 10, 2008, the Company’s subsidiary, YMHK, entered into a Cooperation Agreement (the “Cooperation Agreement”) with China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) that provided for the issuance of an aggregate of 71,020 shares of the Company’s Series A Convertible Preferred Stock that are convertible to 71,200,000 shares of the Company common stock to three designees of CYN in consideration for, and in addition to any other right that is granted by CYN and CYI to YMHK. Under the Cooperation Agreement, CYN and CYI have agreed to exclusively grant YMHK or any third party/parties designated by YMHK with the following rights during the term of the Cooperation Agreement and any renewal period of the term: (a) exclusive right to advertise on the fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”) and to source advertising business for this purpose; (b) exclusive right to sell and operate the commercial campus marketing events; (c) right to provide foreign commercial content to the Campus Network (excluding non-profit, educational content exchange and those contents that are not permitted to be disseminated through the Campus Network under applicable Chinese laws); and (d) enjoy the rights with respect to the setup, operation, maintenance and expansion of the Campus Network according to a separate commercial and technical services agreement. The Cooperation Agreement was valued at $6,391,800 based on the fair value of the associated underlying shares of the Company’s common stock. The Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years. The Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment in accordance with Accounting for Impairment or Disposal of Long-Lived Assets.

On November 3, 2009, the Company agreed to issue an aggregate of 19,000,000 shares of its common stock, in conjunction with, a new Cooperation Agreement (the “2009 Cooperation Agreement”) entered into by YMHK, on July 3, 2009, with China Youth Interactive Cultural Media (Beijing) Co., Ltd. (“CYI”) and China Youth Net Advertising Co. Ltd. (“CYN Ads”) which replaced the Cooperation Agreement entered into on June 10, 2008 among YMHK, China Youth Net Technology (Beijing) Co., Ltd. (“CYN”), CYI and CYN Ads pursuant to which the parties agreed to cooperate with each other to develop, build and operate a fully managed video and audio distribution network based on, including but not limited to, the China Education and Research Network, the broadband network infrastructure built in schools, universities and other education institutions in China (the “Campus Network”). In consideration of the rights granted to YMHK under the 2009 Cooperation Agreement, YMHK agreed to pay CYI an amount equal to 20% of YMBJ's annual after-tax profits and dividends, if any, as audited by YMBJ's independent auditor and which YMHK will obtain from YMBJ for each financial year of YMBJ during the term of the 2009 Cooperation Agreement. Further, on the effective date of the 2009 Cooperation Agreement, recognizing that the underlying assets of the Cooperation Agreement dated June 10, 2008 were substantially the same underlying assets of the 2009 Cooperation Agreement and that the fair value of such assets were valued at $2,090,000 based on the fair value of the associated underlying 19,000,000 shares of the Company's common stock issued in conjunction with the 2009 Cooperation Agreement, in accordance with Accounting for Impairment or Disposal of Long-Lived Assets, the Company determined that a triggering event had occurred and conducted an impairment analysis during the quarter ending December 31, 2009 which resulted in recording an impairment loss of approximately $3,805,000.

The 2009 Cooperation Agreement was valued at $2,090,000 based on the fair value of the associated underlying 19,000,000 shares of the Company's common stock issued in conjunction with the 2009 Cooperation Agreement. The 2009 Cooperation Agreement has a term of 20 years with an optional renewal term of 10 years and, as such, has an estimated useful life of 30 years. The 2009 Cooperation Agreement will be amortized over the respective estimated useful life and will be reviewed periodically for impairment.

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2010, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

As disclosed in Recent Developments in Note 1 Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result we substantially reduced our operations and terminated various employees in our subsidiary, YMBJ.  As a result of the foregoing, the Company determined that the revenue and cash flows would be lower than expected from the China IPTV and Mobile License and as such, a triggering event occurred and we conducted an impairment analysis, which resulted in the recognition of an impairment loss. At December 31, 2010, the Company recognized an impairment charge of $2,028,000 related to the capitalized China IPTV and Mobile License.

Intangible assets and accumulated amortization at December 31, 2010 and 2009 are comprised of the following:

	December 31,
Intangible Assets	2010	2009
China IPTV & Mobile Licenses	$–	$2,352,500
YesTV China IPTV Rights	-	3,408,000
Domain Assets	2,000	7,833
PerreoRadio Assets	-	-
Licensed and Developed Content	-	-
Total Intangible Assets	2,000	5,768,333

Less: Accumulated Amortization	-	(1,103,454)
Intangible Assets, net	$2,000	$4,664,879

6. Other Assets

The balance recorded in other assets at December 31, 2009 corresponded to amounts associated with a commercial building lease, which amounts consisted of a security deposit of $18,400, a Water and Power Utility deposit of  $1,500 and $1,600 of deferred rental income.  The commercial building lease expired on December 31, 2010.

7. Income Taxes

The components of net loss before income tax consist of approximately following:

	Years Ended December 31,
	2010	2009
U.S. Operations	$(1,938,316)	$(3,641,762)
Hong Kong Operations	(2,062,232)	(4,936,221)
PRC Operations	(116,643)	(736,619)
	$(4,117,191)	$(9,314,602)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company's deferred tax assets as of December 31, 2010 and 2009 are as follows:

Deferred Tax Assets	December 31,
	2010	2009
Federal Net Operating Loss Carryforward	$2,874,767	$2,637,788
State Net Operating Loss Carryforward	747,439	685,825
Foreign Net Operating Loss Carryforward	1,154,706	186,667
Stock Based Compensation	1,535,900	957,560
Amortization	-	904,127
Beneficial Conversion Feature	-	(118,722)

Total Gross Deferred Tax Asset	6,312,813	5,253,245
Less Valuation Allowance	(6,312,813)	(5,253,245)
Net Deferred Tax Asset	$-	$-

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Based upon the Company's loss for the year ended December 31, 2010, the Company has provided a valuation allowance in the amount of $6,312,813.  The amount of deferred tax assets considered realizable could change if future taxable income is realized.  A component of the Company's deferred tax assets are federal and state net operating loss carryforwards of approximately $8.46 million and $8.46 million, respectively, for the year ended December 31, 2010.  A greater than 50% change in the ownership of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382.  The Company believes that such a change occurred on December 29, 2005 and again during the year ended December 31, 2008.  The Company is evaluating the net operating loss carryforward limitation imposed by Internal Revenue Code Section 382 for net operating losses incurred before the change dates.  The net operating losses will begin to expire in 2021 and 2011, respectively.

The Company adopted ASC 740 on January 1, 2007. The implementation of ASC 740 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. Management has evaluated all significant tax positions at December 31, 2010 and 2009 concluding that there are no material uncertain tax positions.

At December 31, 2010 and 2009, the Company did not have a tax provision.  During the year ended December 31, 2010, the Company recorded $1,600 in franchise tax fees to the State of California.

For the years ended December 31, 2010 and 2009, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31,
	2010	2009
Federal statutory tax rate	(34)%	(34)%
State and local income taxes, net of federal tax benefit	0.00%	0.00%
Non deductible items	0.00%	0.08%
Valuation allowance	34.00%	34.00%

Total effective tax rate	00.00%	0.00%

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

As of December 31, 2010, there were outstanding (i) 40,908,333 options, (ii) 2,650,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, and (iii) and 4,444,444 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

9. Accounts Payable

Accounts payable at December 31, 2010 included amounts owed to certain vendors related to the normal operations, legal and accounting expenses.

10. Accrued Liabilities

Accrued liabilities at December 31, 2010 and December 31, 2009 are comprised of the following:

Accrued Liabilities	December 31,
	2010	2009
Obligations on license agreements	$47,595	$110,095
Accrued salaries	398,375	330,000
Interest	219,833	264,513
Deferred Rent Expense	-	21,988
Lease Security Deposits	32,000	32,000
Accrued Liabilities due to vendors	199,740	219,740
Other	45,196	89,956
	$942,739	$1,068,293

11.  Note Payable - Related Party

During the year ended December 31, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $111,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent. See Note 20. Subsequent Events.

12.  Convertible Note Payable - Related Party

Mojo Music Convertible Note

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

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the twelve months ended December 31, 2010, interest expense of $9,400 has been recorded from the debt discount amortization.

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

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the twelve months ended December 31, 2010, interest expense of $37,500 has been recorded from the debt discount amortization.

14. Note Payable

On December 26, 2008, the subsidiaries of the Company, YMHK and YMBJ, entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with China Youth Interactive Media (Beijing) Company Limited (“CYI”) and Xinhua Sports and Entertainment Limited (formerly Xinhua Finance Media Limited) (“XSEL”) to develop business opportunities contemplated by the Campus Network Agreements (the “Joint Venture”).  Pursuant to the Joint Venture agreement, XSEL will provide working capital to YMHK in monthly increments for the twelve month period ending December 31, 2009 for the operations of the Joint Venture and, to the extent covered by the budget as set forth in the business plans, for the general overhead of the JV Companies.  At October 31, 2010, the Joint Venture Agreement with XSEL provided the Company with $2.47 million in gross proceeds and the Company recognized the amount as a $2.47 million principal amount of a 7% Promissory Note (the "Xinhua Note") due January 1, 2011.

As disclosed in Recent Developments in Note 1 - Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result, in accordance with ASC 470-50 Modifications and Extinguishments, the recognized a of gain on extinguishment of debt. At December 31, 2010, the Company recognized gain on debt extinguishment of $2,581,848.

15. Beneficial Conversion Feature

As noted in Note 12 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note. During the twelve months ended December 31, 2010, interest expense of $9,400 has been recorded from the debt discount amortization.

As noted in Note 13 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note. During the twelve months ended December 31, 2010, interest expense of $19,000 has been recorded from the debt discount amortization.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. During the twelve months ended December 31, 2010, interest expense of $23,200 has been recorded from the debt discount amortization.

16. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At December 31, 2010, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,204,200, have been eliminated upon consolidation.  At December 31, 2010, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $817,000, have been eliminated upon consolidation.

17. Stock Based Compensation

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

A summary of stock option activity for the nine months ended December 31, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2008	8,016,667	6,983,333	0.74	6.91	-
Stock Plan Amendment	35,000,000
Grants	(39,950,000)	39,950,000	0.13	9.36	-
Cancellations	5,975,000	(5,975,000)	0.84	6.55	-
December 31, 2009	9,041,667	40,958,333	0.13	9.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	50,000	(50,000)	0.25	-	-
December 31, 2010	9,091,667	40,908,333	0.13	8.30	-

Options exercisable at:
December 31, 2009		6,200,000	0.14	9.37	-
December 31, 2010		15,037,500	0.13	8.23	-

During the twelve months ended December 31, 2010, the Company did not grant stock-based compensation awards. During the twelve months ended December 31, 2010, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $1,350,000.

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

During the years ended December 31, 2010 and 2009, stock-based compensation totaling $1.35 million and $2.24 million, respectively, was recorded by the Company.  During the year ended December 31, 2010 and 2009, total unrecognized compensation cost related to unvested stock options was $2.46 million and $1.11 million, respectively. The cost is expected to be recognized over a weighted average period of 1.41 years.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	6,800,000	$0.15
Granted	39,950,000	0.11
Vested	(14,900,000)	0.12
Forfeited	(5,850,000)	0.78
Nonvested at December 31, 2009	26,000,000	$0.12
Granted	-
Vested	(137,500)	0.12
Forfeited	-
Nonvested at December 31, 2010	25,862,500	$0.12

All outstanding stock-based compensation awards that the Company granted in 2010 and 2009 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

Black-Scholes Pricing Model Assumptions	Year ended December 31,
	2010	2009
Weighted average risk free interest rate	3.77%	3.77%
Weighted average life (in years)	5.00	5.00
Volatility	138 – 142%	138 – 142%
Expected dividend yield	-	-
Weighted average grant-date fair value per share of options granted	0.13	0.13

18. Warrants

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

The following table summarizes information about common stock warrants outstanding at December 31, 2010:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09	875,000	0.88	$0.03	875,000	$0.03
$0.09	525,000	0.54	$0.02	525,000	$0.02
$0.03	1,250,000	2.53	$0.01	1,250,000	$0.01
$0.03 - $0.09	2,650,000	3.95	$0.06	2,650,000	$0.06

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal years ended December 31, 2010 and December 31, 2009 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

The 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement replace and are in lieu of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible into 71,020,000 shares of common stock) which were agreed to be issued to designees of CYN under the Cooperation Agreement entered into on June 10, 2008. At December 31, 2009, 3,000 of the 71,020 shares of the Company's Series A Convertible Preferred Stock (convertible in 3,000,000 share of common stock) remained outstanding. At December 31, 2010, the 19,000,000 shares of common stock agreed to be issued under the 2009 Cooperation Agreement had not yet been issued.

As disclosed in Recent Developments in Note 1 Description of Business, pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated and as a result we substantially reduced our operations and terminated various employees in our subsidiary, YMBJ.

Common Stock

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

On December 31, 2009, the Company issued 100,000 shares of the Company's common stock pursuant to a Consulting Agreement ("Consulting Agreement") with ROAR, LLC ("ROAR") pursuant to the terms of which, ROAR will receive 500,000 shares of the Company's common stock. The Consulting Agreement was valued at $50,000 based on the value of the underlying shares of the company's common stock on the effective date of the Consulting Agreement.  On May 14, 2010, the Company issued the remaining 400,000 shares of the Company’s common stock pursuant to a Consulting Agreement ROAR.

20. Subsequent Events

The Company has evaluated subsequent events through April 15, 2011, the date that the financial statements were available to be issued.

Subsequent to the year ending December 31, 2010, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $9,500. As consideration for the loan, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate plus one percent. At April 15, 2011, the total amount loaned to the Company by Mr. Rifkin since January 1, 2010 totaled $120,500.

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  The Company has granted such party certain exclusivity rights for a period of 120 days which may be extended under certain conditions.