Form 10-Q
period 2011-03-31
China Youth Media, Inc.
filed 2011-05-23
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2011, the issuer had 159,031,461 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS	Unaudited	Audited
CURRENT ASSETS
Cash and cash equivalents	$53,530	$12,165
Accounts receivable, net	1,181	329
Other current assets	1,852	—
TOTAL CURRENT ASSETS	56,563	12,494

Property and equipment, net	35,496	41,211
Intangible assets, net	2,000	2,000

TOTAL ASSETS	$94,059	$55,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$89,164	$89,478
Accrued liabilities	761,281	942,739
Note payable - related party	140,242	111,000

TOTAL CURRENT LIABILITIES	990,687	1,143,217

LONG TERM LIABILITIES

Convertible notes payable - related party	150,000	150,000
Convertible note payable	250,000	250,000
Note payable	50,000	—
Beneficial conversion feature	(153,797)	(178,463)

TOTAL LONG TERM LIABILITIES	296,203	221,537

TOTAL LIABILITIES	$1,286,890	$1,364,754

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at March 31, 2011;
zero shares issued and outstanding at December 31, 2010;	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized;
159,031,461 shares issued and outstanding at March 31, 2011;
159,031,461 shares issued and outstanding at December 31, 2010;	159,031	159,031
Paid-in capital	23,081,205	22,808,917
Accumulated other comprehensive income	(16,525)	(705)
Accumulated deficit	(24,416,542)	(24,276,292)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,192,831)	(1,309,049)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,059	$55,705

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
REVENUE
Sales	$5,096	$37,430

Total revenue	5,096	37,430

OPERATING EXPENSES
Cost of sales	—	—
Selling, general and administrative expenses	354,970	1,070,585

Total operating expenses	354,970	1,070,585

Operating loss	(349,874)	(1,033,155)

Other Income (expense)
Interest income (expense)	(37,712)	(78,671)
Rental Income	—	49,562
Gain on debt extinguishment	247,335	—

Total other income (expense)	209,623	(29,109)

NET LOSS	$(140,251)	$(1,062,264)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	159,031,461	158,631,461

Other Comprehensive Income
Foreign currency translation adjustment	(16,525)	(199)
Net income	(140,251)	(1,062,264)
COMPREHENSIVE INCOME	$(156,776)	$(1,062,463)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(140,251)	$(1,062,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(247,335)	—
Depreciation	6,214	6,941
Amortization of licenses	—	155,075
Amortization of beneficial conversion feature	24,667	24,666
Stock-based compensation to employees and directors	272,288	526,207
Changes in operating assets and liabilities:
Accounts receivable	(852)	—
Other assets	(1,852)	63,870
Accounts payable and accrued liabilities	65,563	67,119

Net cash used in operating activities	(21,558)	(218,386)

Cash flows from investing activities:
Purchases of property and equipment	(499)	(70)

Net cash used in investing activities	(499)	(70)

Cash flows from financing activities:
Proceeds from notes - related party	29,242	—
Proceeds from note	50,000	90,000

Net cash provided by financing activities	79,242	90,000

Effect of exchange rate	(15,820)	14

Net increase (decrease) in cash and cash equivalents	41,365	(128,442)

Cash and cash equivalents at beginning of period	12,165	181,723

Cash and cash equivalents at end of period	$53,530	$53,281

Non-cash investing and financing activity:

Beneficial conversion feature	24,667	24,666

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YOUTH MEDIA, INC.
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2011

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

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People's Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company had an accumulated deficit of $24.4 million and a working capital deficit of $930,000. During the three months ended March 31, 2011, the Company incurred a loss of approximately $140,000. During the three months ended March 31, 2011, the Company primarily relied upon financing activities to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking additional financing to fund its operations, however no assurances can be made that we will be able to obtain additional financing on acceptable terms, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The average rate of exchange during the three months ended March 31, 2011 for the Chinese Yuan to the United States Dollar is based on the exchange rate quoted by the Federal Reserve Bank of New York, which represents the noon buying rate in the City of New York and is certified for customs purposes. These exchange rates are not intended to imply that the foreign exchange rates quoted could have been, or could be, converted, realized or settled into U.S. dollars or any other currency at the quoted rate on the date of the transaction.

The Company's China subsidiary's assets and liabilities denominated in RMB at the balance sheet date are translated at the going market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. The resulting translation adjustments are reported under Other Comprehensive Income in accordance with Accounting Standard Codification ASC 220-10, Reporting Comprehensive Income. At March 31, 2011 and 2010, the comprehensive losses were $16,525 and $705, respectively; differences and amounts were immaterial.

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

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. Goodwill impairment during the three months ended March 31, 2011 and 2010 was zero and zero, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. Impairment of intangible assets during the three months ended March 31, 2011 and 2010 was zero and zero, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Share-Based Payment, which addresses the accounting for employee stock options and which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the three months ended March 31, 2011 and 2010,the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $272,000 and $526,000, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at March 31, 2011 and March 31, 2010 are presented net of accumulated depreciation of $74,000 and $68,000, respectfully.

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

Income Taxes

The Company follows “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2011 and 2010.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising expense for the three months ended March 31, 2011 and 2010 was zero and $2,300, respectively.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance during our second fiscal quarter of 2009 and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through May 20, 2011, the date that the financial statements were available to be issued.

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

3. Other Current Assets

The balance recorded in other current assets at March 31, 2010 corresponded to amounts associated with office space rent, which amounts consisted of two months prepaid rent.

4. Property and Equipment

Property and equipment at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
Property and Equipment	2011	2010
Computer Software and Equipment	$101,270	$100,771
Office Furniture and Equipment	7,953	7,953
Total Property and Equipment	$109,223	$108,724

Less: Accumulated Depreciation	(73,748)	(67,512)
Property and Equipment, net	$35,475	$41,212

5. Intangible Assets

Koobee.com has been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

6. Loss Per Common Share

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

As of March 31, 2011, there were outstanding (i) 40,908,333 options, (ii) 2,650,000 shares issuable upon conversion of outstanding warrants that were issued outside the Company's Stock Option Plan, and (iii) and 4,444,444 shares reserved for issuance upon conversion of outstanding convertible promissory notes.

7. Accounts Payable

Accounts payable at March 31, 2011 included amounts owed to certain vendors related to the normal operations, legal and accounting expenses.

8. Accrued Liabilities

In accordance with ASC 470-50 Modifications and Extinguishments, the recognition of a gain on extinguishment of debt is deemed extinguished if the debtor is legally released from being the primary obligor, either judicially or by the creditor.  At March 31, 2011, the Company determined that the statute of limitations expired with respect to certain other accrued liabilities due to vendors related to the Company’s then home video library business. At March 31, 2011, the Company recognized a gain on debt extinguishment of $272,300.

Accrued liabilities at March 31, 2011 and December 31, 2010 are comprised of the following:

	March 31,	December 31,
Accrued Liabilities	2011	2010
Obligations on license agreements	$-	$110,095
Accrued salaries	449,000	330,000
Interest	232,540	264,513
Deferred Rent Expense	-	21,988
Lease Security Deposits	16,000	32,000
Accrued Liabilities due to vendors	24,327	219,740
Other	39,414	89,956
	$761,281	$1,068,292

9.  Note Payable - Related Party

During the three months ended March 31, 2011, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company $29,000. As consideration for the loans, the Company issued Mr. Rifkin demand promissory notes at a rate equal to the prime rate plus one percent. See Note 17. Subsequent Events.

10.  Convertible Note Payable - Related Party

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

As the effective conversion price of the Mojo Music Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note. The warrant issued to Mojo Music in conjunction with the convertible note will expire after September 30, 2013. The Company recorded debt discount in the amount of $28,300 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method.  During the three months ended March 31, 2011, interest expense of $2,400 has been recorded from the debt discount amortization.

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

As the effective conversion price of the YPG, LLC Convertible Promissory Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note. The warrant issued to YPG, LLC in conjunction with the convertible note will expire after August 29, 2013. The Company recorded debt discount in the amount of $57,100 based on the estimated fair value of the warrants. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the YGP, LLC Convertible Promissory Note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2011, interest expense of $9,400 has been recorded from the debt discount amortization.

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

13. Beneficial Conversion Feature

As noted in Note 10 Convertible Note Payable - Related Party, the Company recorded debt discount in the amount of $28,300 based on the intrinsic value of the beneficial conversion feature of the Mojo Music Convertible Promissory Note and debt discount in the amount of $28,300 based on the estimated fair value of the warrants that were issued in conjunction with the Mojo Music Convertible Promissory Note. During the three months ended March 31, 2011, interest expense of $2,400 has been recorded from the debt discount amortization.

As noted in Note 11 Convertible Note Payable, the Company recorded debt discount in the amount of $112,700 based on the intrinsic value of the beneficial conversion feature of the YPG, LLC Convertible Promissory Note and debt discount in the amount of $57,100 based on the estimated fair value of the warrants that were issued in conjunction with the YPG, LLC Convertible Promissory Note. During the three months ended March 31, 2011, interest expense of $4,800 has been recorded from the debt discount amortization.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. During the three months ended March 31, 2011, interest expense of $5,800 has been recorded from the debt discount amortization.

14. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At March 31, 2011, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,197,500, have been eliminated upon consolidation.  At March 31, 2011, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $822,400, have been eliminated upon consolidation.

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

A summary of stock option activity for the three months ended March 31, 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2009	9,041,667	40,958,333	0.13	9.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	50,000	(50,000)	0.25	-	-
December 31, 2010	9,091,667	40,908,333	0.13	8.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
March 31, 2011	9,091,667	40,908,333	-	-	-

Options exercisable at:
December 31, 2010		15,037,500	0.13	8.23	-
March 31, 2011		15,037,500	0.13	7.98	-

During the three months ended March 31, 2011, the Company did not grant stock-based compensation awards. During the three months ended March 31, 2011, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $272,000.

The Company utilized the Black-Scholes options pricing model.

16. Warrants

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

The following table summarizes information about common stock warrants outstanding at March 31, 2011:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09	875,000	0.80	$0.03	875,000	$0.03
$0.09	525,000	0.50	$0.02	525,000	$0.02
$0.03	1,250,000	2.41	$0.01	1,250,000	$0.01
$0.03 - $0.09	2,650,000	3.70	$0.06	2,650,000	$0.06

17. Subsequent Events

The Company has evaluated subsequent events through May 20, 2011, the date that the financial statements were available to be issued.

Subsequent to the quarter ending March 31, 2011, Jay Rifkin, our Chief Executive Officer and Director, loaned the Company approximately $8,100. As consideration for the loan, the Company issued Mr. Rifkin a demand promissory note at a rate equal to the prime rate plus one percent. At May 20, 2011, the total amount loaned to the Company by Mr. Rifkin since January 1, 2011 totaled $37,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 19, 2011.

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

Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited

Youth Media (Hong Kong) Limited ("YMHK"), a company organized under the laws of Hong Kong on May 19, 2008, and Youth Media (Beijing) Limited (“YMBJ”), a company organized under the laws of the People's Republic of China on December 10, 2008, are wholly-owned subsidiaries of YM BVI.

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

Goodwill and Other Intangible Assets - Goodwill and Intangible Assets correspond to the excess cost over fair value of certain assets during acquisition. In accordance with the provisions of Goodwill and Other Intangible Assets, goodwill and intangible assets acquired that are determined to have an indefinite useful life are not subject to amortization, but instead are tested for impairment at periodic intervals. Intangible assets with a useful life that can be estimated are amortized over their respective estimated useful lives to their estimated residual values and are reviewed periodically for impairment in accordance with Accounting for Impairment or Disposal of Long-Lived Assets. Certain events or changes in circumstances may occur that indicate that goodwill or assets are impaired and consequently require testing on a periodic basis. Determining the fair value of goodwill or assets is subjective in nature and involves using estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Goodwill impairment during the three months ended March 31, 2011 and 2010 was zero and zero, respectively.  Impairment of intangible assets during the three months ended March 31, 2011 and 2010 was zero and zero, respectively.

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

Results of Operations

Revenues

Sales - We generated revenues of $5,000 and $37,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. During the quarter ended March 31, 2011 and 2010, the Company generated all of its revenue through the aggregation and distribution of international content and advertising for Internet consumption in China.

Operating Expenses

Operating expenses were $355,000 and $1,071,000 during the quarter ended March 31, 2011 and 2010, respectively. The decrease in operating expenses is attributable is significant decreases in salaries and employee benefits, non-cash amortization expense and general and administrative.  The significant decrease in operating expenses is related to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.  See Recent Developments in Note 1 Description of Business in the Notes to the Financial Statements as filed with our Form 10-K for the year ended December 31, 2010 filed with the SEC on April 19, 2011, which describes that pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors decreased significantly to $272,300 during the quarter ended March 31, 2011 from $526,200 during the quarter ended March 31, 2010. The decrease in stock based compensation expense from grants of nonqualified stock options during the quarter ended March 31, 2011 resulted primarily from the cancellation of stock options related to employees that are no longer with the Company.

Cost of sales during the three months ended March 31, 2011 and 2010 was zero.

Salaries and employee benefits, excluding stock based compensation expense, reflected a decrease to $15,000 during the quarter ended March 31, 2011 from 159,500 during the quarter ended March 31, 2010.

The remaining operating expenses consisted of professional fees, rent expense and general and administrative expenses all of which experienced significant decreases related to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.  See Recent Developments in Note 1 Description of Business in the Notes to the Financial Statements as filed with our Form 10-K for the year ended December 31, 2010 filed with the SEC on April 19, 2011, which describes that pursuant to the Termination Agreements, the Cooperation Agreement and Joint Venture Agreement, as well as a business and technical services agreement, commercial and technical services agreement and an advertising agreement which were signed in conjunction with the Cooperation Agreement, were all terminated.

Legal and accounting expense during the quarter ended March 31, 2011 decreased to $2,500 as compared to $14,000 during the quarter ended March 31, 2010 and were composed of fees paid for review of SEC filing related matters.

Consulting fees during the quarter ended March 31, 2011 and 2010 were $45,000 and $92,000, respectively, were related to our operations in China and for fees paid for compilation and review of SEC filings. During the quarter ended March 31, 2010, consulting expense was related to sales contracting work and the development of our operations in China.

General and administrative expense decreased by approximately $41,000 during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 and is primarily attributed to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

Net Loss

For the quarter ended March 31, 2011 and 2010 the Company had a net loss of approximately $140,000 and $1,062,000, respectively and is primarily attributed to the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

Interest Income and Other, Net

Given the financials constraints of the Company and its reliance on financing activities, interest expense related to the financing of capital was $38,000 during the quarter ended March 31, 2011 and $79,000 during the quarter ended March 31, 2010.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities and to a lesser extent, cash from current operations. As of March 31, 2011, our cash and cash equivalents were $53,500. We had a working capital deficit of approximately $934,000 at March 31, 2011 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $94,000 at March 31, 2011 versus $55,700 at December 31, 2010. The change in total assets is attributable to an agreement we entered into on March 30, 2011 with an unrelated third party.  See Recent Developments in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations above, which discusses an agreement we entered into on March 30, 2011 with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree and which such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.

Operating activities used $22,000 of cash during the quarter ended March 31, 2011 compared to $218,000 during the quarter ended March 31, 2010. The change in cash used for operating activities resulted primarily from the Termination Agreements, which as a result of, the Company substantially reduced our operations and terminated various employees.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
____________________
*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: May 23, 2011	By:	/s/ Jay Rifkin
Jay Rifkin
Chief Executive Officer

Date: May 23, 2011	By:	/s/ Jay Rifkin
Jay Rifkin
Principal Financial Officer