Form 10-Q
period 2011-06-30
China Youth Media, Inc.
filed 2011-08-22
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM  10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2011

Commission File Number: 000-33067

CHINA YOUTH MEDIA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 30th Avenue S, Grand Forks, North Dakota, 58201-6009
 (Address of principal executive offices)

Registrant’s telephone number, including area code:  (701) 757-1066

13428 Maxella Ave. #342, Marina Del Rey, CA 90292

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2011, the issuer had 341,735,841 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$9,391	$7,310
Other current assets	579	-
Current assets of discontinued operations	1,149	-
Total current assets	11,119	7,310

Property and Equipment, Net	985,645	1,746
License, Net	85,295	88,236
Other assets of discontinued operations	2,000	-
TOTAL ASSETS	$1,084,059	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	676,105	-
Advances payable - related party	1,315,132	377,389
Current liabilities of discontinued operations	379,743	-
Note payable -related party of discontinued operations	140,242	-
Total current liabilities	2,511,222	377,389

Note payable	276,145	-
Convertible note payable of discontinued operations	50,000	-
Beneficial conversion feature of discontinued operations	(110,269)	-
TOTAL LIABILITIES	2,727,098	377,389

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at June 30, 2011;
zero shares issued and outstanding at December 31, 2010;	-	-
Series B Preferred Stock, $0.001 par value; 10,000 shares authorized;
10,000 shares issued and outstanding at June 30, 2011;	10	-
zero shares issued and outstanding at December 31, 2010;
Common stock; $.001 par value; 500,000,000 shares authorized;
334,727,476 shares issued and outstanding as of June 30, 2011
9,890 shares issued and outstanding at December 31, 2010;	334,727	9,890
Additional paid-in capital	(271,266)	62,328
Accumulated other comprehensive income of discontinued operations	(738)	-
Accumulated deficit	(1,705,772)	(352,315)

Total stockholders' deficit	(1,643,039)	(280,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,084,059	$97,292

The accompanying notes are an integral part of these financial statements.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011

					December 17, 2008
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$7,000	$-	$7,000	$314,025

COST OF REVENUE	-	-	-	-	121,041

GROSS PROFIT	-	7,000	-	7,000	192,984

OPERATING EXPENSES
License Maintenance Fees	50,000	-	375,000	-	475,000
Research and development	101,795	2,000	204,213	2,000	354,307
Selling, general and administrative expenses	441,374	24,167	581,622	25,911	871,652

Total operating expenses	593,169	26,167	1,160,835	27,911	1,700,959

Operating loss	(593,169)	(19,167)	(1,160,835)	(20,911)	(1,507,975)

Other Income (expense)
Interest income (expense)	(17,905)	-	(36,432)	-	(36,432)
Foreign Exchange	(174)	-	(711)	-	(5,886)
		-
Total other income (expense)	(18,079)	-	(37,143)	-	(42,318)
		-

NET LOSS FROM CONTINUING OPERATIONS	(611,248)	(19,167)	(1,197,978)	(20,911)	(1,550,293)

NET LOSS FROM DISCONTINUED OPERATIONS	(155,479)	-	(155,479)	-	(155,479)

NET LOSS	$(766,727)	$(19,167)	$(1,353,457)	$(20,911)	$(1,705,772)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

CONTINUING OPERATIONS	-	(1.94)	(0.01)	(2.12)
DISCONTINUED OPERATIONS	-	-	-	-
	-	(1.94)	(0.01)	(2.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	176,407,990	9,890	167,767,727	9,876

Comprehensive Loss
Foreign currency translation adjustment - discontinued operations	(738)	-	(738)	-	(738)
Net loss	(766,727)	(19,167)	(1,353,457)	(20,911)	(1,705,772)
COMPREHENSIVE LOSS	$(767,465)	(19,167)	$(1,354,195)	$(20,911)	$(1,706,510)

The accompanying notes are an integral part of these financial statements.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011

	FOR SIX	FOR SIX	DECEMBER 17, 2008
	MONTHS ENDED	MONTHS ENDED	(INCEPTION) THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,197,978)	$(20,911)	$(1,550,293)
Net (loss) from discontinued operations	(155,479)	-	(155,479)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Stock based compensation	271,832	-	335,432
Amortization of license fees	2,940	2,940	14,705
Amortization of beneficial conversion feature of discontinued operations	5,804	-	5,803
Depreciation expense	52,794	-	52,839
Change in assets and liabilities
(Increase) in other asset	(580)	-	(580)
(Decrease) in other assets attributable to discontinued operations	727		727
Increase in accounts payable	678,599	-	678,599
Increase in accounts payable attributable to discontinued operations	109		109
Increase in other current liabilities	-	509	-
Net cash (used in) operating activities	(341,232)	(17,462)	(618,138)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of license	-	-	(100,000)
Purchase of equipment	-	-	(1,791)
Net cash provided by investing activities	-	-	(101,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	11,150	-	11,150
Payments to related party for advances	(187,273)	-	(219,788)
Proceeds received from related party advances	-	10,152	409,904
Proceeds from note payable	-	-	276,145
Proceeds from related party note payable	370,174	-	94,029
Proceeds from the issuance of common stock converted to series B preferred stock	150,000	-	150,000
Proceeds received from the issuance of common stock	-	-	8,618
Net cash provided by financing activities	344,051	10,152	730,058

EFFECT OF EXCHANGE RATE	(738)	-	(738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,081	(7,310)	9,391

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,310	7,310	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,391	$-	$9,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Acquisition of fixed assets for notes and accounts payable	$(1,030,987)	$-	$(1,030,987)
Advances issued for equipment - related party	$754,842	$-	$754,842
Stock issued for services	$271,832	$-	$335,432

The accompanying notes are an integral part of these financial statements.

CHINA YOUTH MEDIA, INC.
(A Development Stage Company)
Notes To The Financial Statements - Unaudited
June 30, 2011

Note 1 - Organization

China Youth Media, Inc.

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

Recent Developments

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest Energy Emissions Corp., the result of which Midwest Energy Emissions Corp. would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions Corp. with Midwest Energy Emissions Corp. surviving.  Effective at the time of the Closing, Midwest Energy Emissions Corp. changed its name to MES, Inc. (hereinafter referred to as “Midwest Energy Emissions”). For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of China Youth Media, Inc.  The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

Midwest Energy Emissions

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota.  Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired broilers in the United States and Canada.

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities.

•	Youth Media (BVI) Ltd.
•	Youth Media (Hong Kong) Limited
•	Youth Media (Beijing) Limited
•	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this quarterly report.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

Note 2 - Summary Of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the audited financial statements of Midwest Energy Emissions Corp. contained in the Company’s Form 8-K as filed with the Commission on June 27, 2011. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  We made certain reclassifications to prior-period amounts to conform to the current presentation.

Development Stage Company

The Company is considered to be in the development stage as defined by Accounting Standards Codification (“ASC”) 915 Development Stage Entities.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sale of the Company’s products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development (“ASC 730-10”).  . Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718 Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and other current liabilities.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "US Dollar"). In the past, with the Company's operations in China, the Company entered into transactions denominated in foreign currencies, such as, the People's Republic of China and SAR Hong Kong, whose principal units are the Renminbi ("RMB") and the Hong Kong Dollar ("HK Dollar"), respectively.  However, pursuant to the terms of the Merger agreement, the Company is in the process of dissolving its foreign entities.

Transactions denominated in currencies other than the US Dollar are re-measured to the US Dollar at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Revenue Recognition

The Company will record revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller’s price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

The Company earned revenue during 2009 from a sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  The Company recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of June 30, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 - Going Concern

The accompanying financial statements as of June 30, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through June 30, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $1.7 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Property And Equipment

Property and equipment at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Computer equipment	$1,312	$1,312
Equipment	1,037,172	479
	1,038,484	1,791

Less: accumulated depreciation	(52,839)	(45)
Property and equipment, net	$985,645	$1,746

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706.  The Company uses the straight-line method of depreciation over 3 to 10 years. During the years ended June 30, 2011 and 2010, depreciation expense charged to operations was $52,794 and zero, respectively.

Note 5 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Center for Air Toxic Metals (“CATM”) division of the Energy and Environmental Research Center, (EERC), a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  The patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008.

The Company paid $100,000 in 2009 for the right to use the patents and at the option of the Company can pay $1,000,000 for the assignment of the patents after January 15, 2011 or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents.  The license maintenance fees are $100,000 due January 1, 2010, $150,000 due January 1, 2011 and $200,000 due January 1, 2012 and each year thereafter.  The running royalties are $100 (USD) per one megawatt of electronic nameplate capacity and $100 (USD) per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid.

The Company is required to pay the licensor 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees.  Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor.

Note 6 - License

License costs capitalized as of June 30, 2011 and 2010 are as follows:

	2011	2010

License	$100,000	$100,000
	100,000	100,000

Less: accumulated amortization	14,705	11,764
License, net	$85,925	$88,236

The Company is currently amortizing its patents over their estimated useful life of 15 years when acquired.  During the period ended June 30, 2011 and 2010, amortization expense charged to operations was $2,940, respectively.

Note 7 - Advances Payable – Related Party

As of June 30, 2011 and December 31, 2010, the Company had advances payable totaling $1,315,132 and $377,389 respectively, to a director of the Company.  On January 1, 2011, the Company purchased equipment for a promissory note in the amount of $1,030,987.  A director of the Company personally paid $754,842 of the note payable directly to the issuer and as a result, the Company recorded the transaction as an advance payable due to a related party.  Additionally, a director of the Company advanced the Company $370,174 for working capital purposes. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

Note 8 – Note Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed a $140,242 note payable due to a former director and shareholder of the Company.  As consideration for the loans, the Company issued the director demand promissory notes at a rate equal to the prime rate plus one percent.  Interest expense at June 30, 2011 was $1,486.

Note 9 – Note Payable

On January 1, 2011, the Company purchased equipment for a promissory note in the amount of $1,030,987.   The note matures on December 31, 2012 and is subject to an annual interest of 10% per annum. A director of the Company personally paid $754,842 of the note payable.  As of June 30, 2011, the note had an outstanding balance of $276,145. Interest expense at June 30, 2011 and 2010 was $28,138 and zero, respectively.

Note 10 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense at June 30, 2011 was $1,008.

Note 11 – Beneficial Conversion Feature

As part of the reverse merger, the Company assumed a beneficial conversion feature for a vested warrant granted to a consultant on May 11, 2009, as consideration for service performed on behalf of the Company.  The vested warrants have a term of seven years to purchase 1,250,000 shares of common stock with an exercise price of $0.03 per share. The Company originally recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. At June 30, 2011, 110,269 of the debt discount remained unamortized.  During the three months ended June 30, 2011, interest expense of $5,800 has been recorded from the debt discount amortization.

Note 12- Commitments And Contingencies

As discussed in Note 5, the Company has entered in an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" that requires minimum license maintenance costs.  The Company is planning on using the intellectual property granted by the patents for the foreseeable future.  The license agreement is considered expired on the October 14, 2025, the date the patent expires.

For the Period Ending June 30,	License Maintenance Fees
2012	$200,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,800,000
$2,800,000

Note 13. Intercompany Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At June 30, 2011, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,197,500, have been eliminated upon consolidation.  At June 30, 2011, cash transfers between the Company's subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company's subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $822,400, have been eliminated upon consolidation.

Note 14 - Equity

The Company was established with two classes of stock, common stock – 500,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Series B Convertible Preferred Stock

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of our newly created Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock is convertible into 3,012,550,000 share of our common stock.

On December 18, 2008, Midwest Energy Emissions entered into a stock subscription agreement for the issuance 8,618 voting shares of common stock due from the Company’s founder, Richard MacPherson, our President.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On October 8, 2009, the Company collected $4,167 ($1 per share) due from the Midwest Energy Emissions’ founder, Richard MacPherson, our President, and issued 4,167 shares.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On August 31, 2010, the Company collected $4,451 ($1 per share) due from Midwest Energy Emissions’ founder, Richard MacPherson, our President, and issued 4,451 shares.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On January 2, 2010, the Company issued 1,272 shares to consultants for services rendered including engineering, scientific and technical advisory and business advisory services at a fair value of $63,600 ($50 per share).  The value was based upon the contracted value of the services performed.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On March 14, 2011, the Company issued 40 shares to investors for $100,000 or $2,500 per share.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On March 16, 2011, the Company issued 50 shares to a consultant for a value of $125,000.  The shares were valued at $2,500 per share based upon Midwest Energy Emissions’ then most recently completed equity financing transactions.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On April 18, 2011, the Company issued 20 shares to investors for $50,000 or $2,500 per share.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

Note 15 -  Stock Based Compensation

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

A summary of stock option activity for the three months ended June 30, 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2009	9,041,667	40,958,333	0.13	9.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	50,000	(50,000)	0.25	-	-
December 31, 2010	9,091,667	40,908,333	0.13	8.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
June 30, 2011	9,091,667	40,908,333	-	-	-

Options exercisable at:
December 31, 2010		15,037,500	0.13	8.23	-
June 30, 2011		23,637,500	0.13	7.82

During the six months ended June 30, 2011, the Company did not grant stock-based compensation awards. During the three months ended June 30, 2011, the Company had stock-based compensation expense related to issuances of stock options and warrants to the Company's employees, directors and consultants of $146,832.

The Company utilized the Black-Scholes options pricing model.

Note 16 - Warrants

As a result of the reverse merger, the Company has warrants outstanding from September 2008, in which China Youth Media, Inc. entered into subscription agreements with Year of the Golden Pig, LLC ("YGP, LLC") and with Mojo Music, Inc. ("Mojo Music"), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 per share.

The following table summarizes information about common stock warrants outstanding at June 30, 2011:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09	875,000	0.71	$0.03	875,000	$0.03
$0.09	525,000	0.45	$0.02	525,000	$0.02
$0.03	1,250,000	2.29	$0.01	1,250,000	$0.01
$0.03 - $0.09	2,650,000	3.45	$0.06	2,650,000	$0.06

Note 17 - Tax

As of June 30, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 18  – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of  the following entities: Youth Media (BVI) Limited,  Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing Limited) and Rebel Crew Films, Inc.  Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statement of income.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

Results for discontinued operations for the period from June 21, 2011 to June 30, 2011 are as follows:

2011
China Youth Media, Inc.	$(153,608)
Youth Media (Beijing)	(1,871)
Loss from discontinued operations	$(155,479)

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2011:

2011
Prepaid expenses	$1,149
Other assets	2,000
Total assets	$3,149

Accounts payable and accrued expenses	$379,743
Related party note payable	140,242
Convertible note payable	50,000
Beneficial conversion feature	(110,269)
Total liabilities	$459,716

Note 19  – Subsequent Events

The Company has evaluated subsequent events through August 19, 2011, the date that the financial statements were available to be issued.

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, subsequent to the quarter ended June 30, 2011, we issued 5,000,000 shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.

Subsequent to the quarter ended June 30, 2011, we issued 2,008,365 shares of our common stock to The Lebrecht Group, APLC as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $15,000.

Subsequent to the quarter ended June 30, 2011, $557,000 in cash was advanced to the Company by certain third party investors for working capital purposes.  It is intended that the Company and the investors will enter into Convertible Promissory Notes during the quarter ending September 30, 2011.  The Company recorded the transactions as advances payable that are non-interest bearing, have no fixed terms of repayment and are unsecured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Form 8-K filed with the SEC on June 27, 2011. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 19, 2011.

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

Recent Developments

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., pursuant to which at closing China Youth Media Merger Sub, Inc.,the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest Energy Emissions Corp., the result of which Midwest Energy Emissions Corp. would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions Corp. with Midwest Energy Emissions Corp. surviving.  Effective at the time of the Closing, Midwest Energy Emissions Corp. changed its name to MES, Inc. (hereinafter referred to as “Midwest Energy Emissions”). For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of China Youth Media, Inc.  The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

Midwest Energy Emissions

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota.  Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired broilers in the United States and Canada.

Unless the context otherwise requires, the terms “we,” “us” or “our” refer to China Youth Media, Inc. and its consolidated subsidiaries.

Dissolution of subsidiaries

Pursuant to the terms of the Merger agreement, the Company is in the process of dissolving the following entities.

	Youth Media (BVI) Ltd.

	Youth Media (Hong Kong) Limited
	Youth Media (Beijing) Limited
	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this quarterly report.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

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

Results of Operations

Revenues

Sales - We generated no revenues for three and six months ended June 30, 2011 and $7,000 for the three and six months ended June 30, 2010. We generated all of our revenue for the six months ended June 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Operating Expenses

See Recent Developments in Note 1 Organization in the Notes to the Financial Statements as filed herewith to our Form 10-Q, which describes that pursuant to the Merger Agreement, and accounting purposes, the Merger was treated as a reverse merger and a recapitalization of China Youth Media, Inc.

Operating expenses were $593,000 and $1,160,000 during the quarter ended June 30, 2011 and 2010, respectively. The increase in operating expenses is attributable almost exclusively to stock-based compensation expense, License Maintenance Fees and Research and Development expenses and to a lesser extent, general and administrative expenses, taken together all associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired broilers in the United States and Canada.

License Maintenance Fees were $50,000 and zero for the three months ended June 30, 2011 and 2010, respectively, and $375,000 and zero for the six months ended June 30, 2011 and 2010, respectively.

Research and development expenses were $102,000 and $2,000 for the three months ended June 30, 2011 and 2010, respectively, and were $204,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors was $147,000 during the three months ended June 30, 2011, and $419,000 during the six months ended June 30, 2011.

Cost of sales during the three months ended June 30, 2011 and 2010 was zero.

The remaining operating expenses consisted of professional fees, non-cash amortization expense and general and administrative expenses all of which experienced slight increases related to our recent efforts to commercializing our mercury emissions control technologies from coal fired broilers in the United States and Canada.

Net Loss

For the quarter ended June 30, 2011 and 2010 we had a net loss of approximately $767,000 and $20,000, respectively and is primarily attributed to our recent efforts to commercializing our control technologies relating to the capture and control of mercury emissions from coal fired broilers in the United States and Canada and the associated increase in our operations and hiring of employees.

Interest Income and Other, Net

Given our financials constraints and our reliance on financing activities, interest expense related to the financing of capital was $17,000 during the quarter ended June 30, 2011 and zero during the quarter ended June 30, 2010.  Interest expense related to the financing of capital was $36,000 during the six months ended June 30, 2011 and zero during the six months ended June 30, 2010.

Taxes

As of June 30, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2011, our cash and cash equivalents were $9,400. We had a working capital deficit of approximately $2.5 million at June 30, 2011 and we continue to have recurring losses. In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.08 million at June 30, 2011 versus $97,300 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired broilers in the United States and Canada.

Operating activities used $341,000 of cash during the quarter ended June 30, 2011 compared to $17,000 during the quarter ended June 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired broilers in the United States and Canada and the associated increase in operating expenses.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of our newly created Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock will automatically convert into 301,255 shares of our common stock, representing 3,012,550,000 shares in the aggregate, upon the effectiveness of a Certificate of Amendment to our Articles of Incorporation sufficient to increase our authorized common stock to allow for the conversion.

Prior to the Closing of the Merger, effective on the date of Closing, we agreed to issue and did issue 39,774,247 shares of our Common Stock to Mojo Music, Inc. (“Mojo Music”) in connection with the conversion of $198,871 in principal and accrued interest associated with an outstanding promissory note and 21,439,062 shares of our Common Stock to Rebel Holdings, LLC (“Rebel Holdings”) in connection with the conversion of $107,195 of debt associated with outstanding promissory notes at a conversion rate of $0.005 per share.  Both Mojo Music and Rebel Holdings are beneficially owned and controlled by Jay Rifkin, one of our directors and our Chief Executive Officer at the time of the transactions.  We agreed to issue Jay Rifkin an aggregate of 34,882,706 shares of our Common Stock as payment for $174,414 of accrued salary and unreimbursed expenses at a value of $0.005 per share.

In addition, effective on the date of Closing , we agreed to issue and did issue 66,800,000 shares of our Common Stock to Year of the Golden Pig, LLC (“Golden Pig”) in connection with the conversion of $334,000 in principal and accrued interest associated with an outstanding promissory note at a conversion rate of $0.005 per share. Golden Pig is beneficially owned and controlled by Dennis Pelino. We also agreed to issue an aggregate of 12,800,000 shares of our Common Stock to two former employees as payment for accrued salaries totaling $64,000 at a value of $0.005 per share, which includes 800,000 shares to the wife of Jay Rifkin as payment for accrued salary of $4,000.

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, subsequent to the quarter ended June 30, 2011, we issued 5,000,000 shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.

Subsequent to the quarter ended June 30, 2011, we issued 2,008,365 shares of our common stock to The Lebrecht Group, APLC as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $15,000.

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
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*   Filed herewith.

(1)
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YOUTH MEDIA, INC.

Date: August 22, 2011	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.
Chief Executive Officer

Date: August 22, 2011	By:	/s/ Richard MacPherson
Richard MacPherson
President, Secretary and Treasurer (Principal Financial Officer)