Form 10-Q/A
period 2011-06-30
China Youth Media, Inc.
filed 2011-10-05
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM  10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (_232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 03, 2011, the issuer had 341,735,841 outstanding shares of Common Stock, $.001 par value.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$9,391	$7,310
Other current assets	579	-
Current assets of discontinued operations	1,149	-
Total current assets	11,119	7,310

Property and Equipment, Net	985,645	1,746
License, Net	85,295	88,236
Other assets of discontinued operations	2,000	-
TOTAL ASSETS	$1,084,059	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	676,105	-
Advances payable - related party	1,315,132	377,389
Current liabilities of discontinued operations	379,743	-
Note payable -related party of discontinued operations	140,242	-
Total current liabilities	2,511,222	377,389

Note payable	276,145	-
Convertible note payable of discontinued operations	50,000	-
Beneficial conversion feature of discontinued operations	(110,269)	-
TOTAL LIABILITIES	2,727,098	377,389

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
(Unaudited)

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

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

	FOR SIX MONTHS ENDED JUNE 30, 2011	FOR SIX MONTHS ENDED JUNE 30, 2010	DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,197,978)	$(20,911)	$(1,550,293)
Net (loss) from discontinued operations	(155,479)	-	(155,479)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Stock based compensation	271,832	-	335,432
Amortization of license fees	2,940	2,940	14,705
Amortization of beneficial conversion feature of discontinued operations	5,804	-	5,803
Depreciation expense	52,794	-	52,839
Change in assets and liabilities
(Increase) in other asset	(580)	-	(580)
(Decrease) in other assets attributable to discontinued operations	727		727
Increase in accounts payable	678,599	-	678,599
Increase in accounts payable attributable to discontinued operations	109		109
Increase in other current liabilities	-	509	-
Net cash (used in) operating activities	(341,232)	(17,462)	(618,138)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of license	-	-	(100,000)
Purchase of equipment	-	-	(1,791)
Net cash provided by investing activities	-	-	(101,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	11,150	-	11,150
Payments to related party for advances	(187,273)	-	(219,788)
Proceeds received from related party advances	-	10,152	409,904
Proceeds from note payable	-	-	276,145
Proceeds from related party note payable	370,174	-	94,029
Proceeds from the issuance of common stock converted to series B preferred stock	150,000	-	150,000
Proceeds received from the issuance of common stock	-	-	8,618
Net cash provided by financing activities	344,051	10,152	730,058

EFFECT OF EXCHANGE RATE	(738)	-	(738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,081	(7,310)	9,391

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,310	7,310	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,391	$-	$9,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Acquisition of fixed assets for notes and accounts payable	$(1,030,987)	$-	$(1,030,987)
Advances issued for equipment - related party	$754,842	$-	$754,842
Stock issued for services	$271,832	$-	$335,432

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

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities.

_	Youth Media (BVI) Ltd.
_	Youth Media (Hong Kong) Limited
_	Youth Media (Beijing) Limited
_	Rebel Crew Films, Inc.

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

Note 19  – Subsequent Events

The Company has evaluated subsequent events through October 04, 2011, the date that the financial statements were available to be issued.

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

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this quarterly report.  The Company also does not expect derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

The Company does not expect to have any continuing involvement in the discontinued operations.

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

Operating Expenses

See Recent Developments in Note 1 Organization in the Notes to the Financial Statements as filed herewith to our Form 10-Q, which describes that pursuant to the Merger Agreement, and for accounting purposes, the Merger was treated as a reverse merger and a recapitalization of China Youth Media, Inc.

Operating expenses were $593,000 and $26,000 during the quarter ended June 30, 2011 and 2010, respectively. The increase in operating expenses is attributable almost exclusively to stock-based compensation expense, License Maintenance Fees and Research and Development expenses and to a lesser extent, general and administrative expenses, taken together all associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired broilers in the United States and Canada.  Operating expenses were $1,161,000 and $28,000 during the six months ended June 30, 2011 and 2010, respectively. The increase in operating expenses is attributable to a significant increase in our general and administrative expenses associated with our increased efforts to commercializing our mercury emissions control technologies and to a lesser extent, License Maintenance Fees and Research and Development expenses.

License Maintenance Fees were $50,000 and zero for the three months ended June 30, 2011 and 2010, respectively, and $375,000 and zero for the six months ended June 30, 2011 and 2010, respectively.  The increase in license maintenance fees during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Research and development expenses were $102,000 and $2,000 for the three months ended June 30, 2011 and 2010, respectively, and were $204,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in research and development expenses during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Stock based compensation expense from grants of nonqualified stock options to our employees and non-employee directors was $147,000 during the three months ended June 30, 2011, and $419,000 during the six months ended June 30, 2011. The decrease in stock based compensation expense from grants of nonqualified stock options during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 resulted primarily from the cancellation of stock options related to employees that are no longer with the Company.

Cost of sales during the three months ended June 30, 2011 and 2010 was zero.  Cost of sales during the six months ended June 30, 2011 and 2010 was zero.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2011, our cash and cash equivalents were $9,400. We had a working capital deficit of approximately $2.5 million at June 30, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $4 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.08 million at June 30, 2011 versus $97,300 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired broilers in the United States and Canada.

Operating activities used $341,000 of cash during the six months ended June 30, 2011 compared to $17,000 during the six months ended June 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired broilers in the United States and Canada and the associated increase in operating expenses.

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

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

CHINA YOUTH MEDIA, INC.

Date: October 04, 2011	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.
Chief Executive Officer

Date: October 04, 2011	By:	/s/ Richard MacPherson
Richard MacPherson
President, Secretary and Treasurer
(Principal Financial Officer)