Form 10-Q
period 2011-09-30
Midwest Energy Emissions Corp.
filed 2011-11-21
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Wilson Bridge Road, Suite 140 Worthington, Ohio	43085
(Address of principal executive offices)	(Zip Code)

(614) 505-6115
(Registrant’s Telephone Number, Including Area Code)

China Youth Media Inc. 3301 30th Avenue S, Grand Forks, North Dakota, 58201-6009
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 31,001,352 outstanding as of November 21, 2011 (adjusted for the 1 for 110 reverse stock split effected as of October 7, 2011).

MIDWEST ENERGY EMISSIONS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MIDWEST ENERGY EMISSIONS CORP.

Index to Financial Information
Period Ended September 30, 2011

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$10,396	$7,310
Accounts receivable	286,999
Other current assets	97,313	-
Current assets of discontinued operations	1,163	-
Total current assets	395,871	7,310

Property and Equipment, Net	1,288,695	1,746
License, Net	83,823	88,236
Other assets	45,455	-
Other assets of discontinued operations	2,000	-
TOTAL ASSETS	$1,815,844	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	975,187	125,000
Advances for subscription agreements	592,000
Advances payable - related party	1,380,406	402,839
Current liabilities of discontinued operations	384,942	-
Advances payable - related party of discontinued operations	153,894	-
Total current liabilities	3,486,429	527,839

Notes payable	150,000	-
Convertible note payable of discontinued operations	50,000	-
Beneficial conversion feature of discontinued operations	(104,466)	-
TOTAL LIABILITIES	3,581,963	527,839

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized; zero shares issued and outstanding at September 30, 2011; zero shares issued and outstanding at December 31, 2010;	-	-

Series B Preferred Stock, $0.001 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at September 30, 2011; zero shares issued and outstanding at December 31, 2010;	10	-

Series C Preferred Stock, $0.001 par value; 22,000 shares authorized; 4,510 shares issued and outstanding at September 30, 2011; zero shares issued and outstanding at December 31, 2010;	5	-

Common stock; $.001 par value; 500,000,000 shares authorized; 341,735,841 shares issued and outstanding as of September 30, 2011 9,890 shares issued and outstanding at December 31, 2010;	341,736	9,890

Additional paid-in capital	321,036	62,328
Accumulated other comprehensive income of discontinued operations	(1,589)	-
Accumulated deficit	(2,427,317)	(502,315)

Total stockholders' deficit	(1,766,119)	(430,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,815,844	$97,742

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) SEPTEMBER 30, 2011
(Unaudited)

					December 17,
	For the Three	For the Three	For the Nine	For the Nine	2008 (Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

REVENUE	$266,480	$-	$266,480	$7,000	$580,505

COST OF REVENUE	318,750	-	318,750	-	560,825

GROSS PROFIT	(52,270)	-	(52,270)	7,000	19,680

OPERATING EXPENSES
License Maintenance Fees	37,500	25,000	112,500	75,000	262,500
Research and development	65,000	43,640	269,213	45,640	395,047
Professional fees	253,700	20,456	630,548	35,456	780,203
Selling, general and administrative expenses	304,312	17,292	458,243	28,203	607,019

Total operating expenses	660,512	106,388	1,470,504	184,299	2,044,771

Operating loss	(712,782)	(106,388)	(1,522,774)	(177,299)	(2,025,091)

Other Income (expense)
Interest income (expense)	(50,488)	-	(86,920)	-	(86,920)
Foreign Exchange	-	-	-	-	-

Total other income (expense)	(50,488)	-	(86,920)	-	(86,920)

NET LOSS FROM CONTINUING OPERATIONS	(763,270)	(106,388)	(1,609,694)	(177,299)	(2,122,011)

NET LOSS FROM DISCONTINUED OPERATIONS	(159,827)	-	(315,306)	-	(315,306)

NET LOSS	$(923,097)	$(106,388)	$(1,925,000)	$(177,299)	$(2,427,317)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

CONTINUING OPERATIONS	-	(10.76)	(0.01)	(17.95)
DISCONTINUED OPERATIONS	-	-	-	-
	-	(10.76)	(0.01)	(17.95)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	341,278,774	9,890	126,050,939	9,876

Comprehensive Loss
Foreign currency translation adjustment - discontinued operations	(851)	-	(1,589)	-	(1,589)
Net loss	(923,097)	(106,388)	(1,925,000)	(177,299)	(2,427,317)
COMPREHENSIVE LOSS	$(923,948)	(106,388)	$(1,926,589)	$(177,299)	$(2,428,906)

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE PERIOD ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011

			December 17,
	For Nine	For Nine	2008 (Inception)
	Months Ended	Months Ended	Through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,609,694)	$(177,299)	$(2,112,011)
Net (loss) from discontinued operations	(315,306)	-	(315,306)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Stock based compensation	(496,044)	-	559,664
Amortization of license fees	4,413	4,412	16,177
Amortization of beneficial conversion feature of discontinued operations	11,606	-	11,606
Depreciation expense	2,302	-	2,347
Change in assets and liabilities
(Increase) in accounts receivable	(286,999)	-	(286,999)
(Increase) in other asset	(111,518)	-	(111,518)
(Decrease) in other assets attributable to discontinued operations	713	-	713
Increase in accounts payable and accrued liabilities	850,186	21,784	975,187
Increase in accounts payable attributable to discontinued operations	5,307	-	5,308
Net cash used in operating activities	(952,946)	(151,103)	(1,254,852)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of license	-	-	(100,000)
Purchase of equipment	(1,283,546)	-	(1,285,337)
Net cash used in investing activities	(1,283,546)	-	(1,385,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	11,150	-	11,150
Payments to related party for advances	-	32,515	-
Proceeds received from related party advances	976,655	115,173	1,379,044
Proceeds from note payable	150,000	-	150,000
Proceeds from the issuance of common stock converted to series B preferred stock	100,000	-	100,000
Proceeds from the issuance of series C preferred stock	410,000		410,000
Proceeds from advances for subscriptions	592,000		592,000
Proceeds received from the issuance of common stock	1,362	4,451	9,980
Net cash provided by financing activities	2,241,167	152,139	2,652,174

EFFECT OF EXCHANGE RATE	(1,589)	-	(1,589)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,086	1,036	10,396

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,310	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,396	$1,036	$10,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for services	$527,294	$-	$590,894

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A Development Stage Company)
Notes To The Financial Statements - Unaudited
September 30, 2011

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. ("the Company") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008, the Company's name changed from "Digicorp, Inc." to "China Youth Media, Inc.".  Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, the Company (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, and (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”) and changed the number our authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000.

No adjustment to share or per share amounts has been reflected in the accompanying financial statements which resulted from the Reverse Stock Split.  See Note 20 – “Subsequent Events”.

Recent Developments

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest Energy Emissions , the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving.  Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.  The recapitalization required pursuant to this merger resulted in a negative additional paid-in capital balance.

Midwest Energy Emissions

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota.  Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities.

•	Youth Media (BVI) Ltd.
•	Youth Media (Hong Kong) Limited
•	Youth Media (Beijing) Limited
•	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this quarterly report.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses

Note 2 - Summary Of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim consolidated financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the audited financial statements of Midwest Energy Emissions Corp. contained in the Company’s Form 8-K as filed with the Commission on June 27, 2011, as amended. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  We made certain reclassifications to prior-period amounts to conform to the current presentation.

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

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

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

The Company generated revenues of $266,000 for three and nine months ended September 30, 2011 and zero and $7,000 for the three and nine months ended September 30, 2010, respectively.  The Company generated revenue for the three and nine months ended September 30, 2011 by delivering product to TransAlta Centralia Generating LLC for use in the system commissioning process in preparation for the system launch in 2012.  The Company generated all revenue for the nine months ended September 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of September 30, 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

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

Note 3 - Going Concern

The accompanying financial statements as of September 30, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through September 30, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $2,427,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Property And Equipment

Property and equipment at September 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Computer equipment	$1,312	$1,312
Equipment & Installation	1,289,730	479
Total Equipment	1,291,042	1,791

Less: accumulated depreciation	(2,347)	(45)
Property and equipment, net	$1,288,695	$1,746

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706.  The Company uses the straight-line method of depreciation over 3 to 10 years. During the years ended September 30, 2011 and 2010, depreciation expense charged to operations was $2,301 and zero, respectively.

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

Note 6 - License

License costs capitalized as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010

License	$100,000	$100,000
	100,000	100,000

Less: accumulated amortization	16,177	11,764
License, net	$83,823	$88,236

The Company is currently amortizing its patents over their estimated useful life of 15 years when acquired.  During the period ended September 30, 2011 and 2010, amortization expense charged to operations was $4,413, respectively.

Note 7 - Advances Payable – Related Party

As of September 30, 2011 and December 31, 2010, the Company had advances payable totaling $1,380,406 and $402,389 respectively, to a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at September 30, 2011 and December 31, 2011 was $76,334 and $7,409, respectively.

Note 8 - Advances for Subscription Agreements

During the quarter ended September 30, 2011, $592,000 in cash was advanced to the Company by certain third party investors for working capital purposes.  All of the investors are expected to sign subscriptions agreements converting the advances to common stock at $1 per share in the quarter ending December 31, 2011.  The Company recorded the transactions as advances payable that bear interest at 9%, have no fixed terms of repayment and are unsecured.

Note 9 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The amount of the loan is reduced to $62,500 on September 30, 2013 and is due on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2011.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The amount of the loan is reduced to $62,500 on September 30, 2013 and is due on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2011.

Note 10 – Note Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $153,894 of advances payable due to a current director/shareholder who is also a former officer of the Company.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

Note 11 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense at September 30, 2011 was $2,008.

Note 12 – Beneficial Conversion Feature

As part of the reverse merger, the Company assumed a beneficial conversion feature for a vested warrant granted to a consultant on May 11, 2009, as consideration for service performed on behalf of the Company.  The vested warrants have a term of seven years to purchase 1,250,000 (11,364 post Reverse Stock Split) shares of common stock with an exercise price of $0.03 ($3.30 post Reverse Stock Split) per share. The Company originally recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. At September 30, 2011, 104,466 of the debt discount remained unamortized.  During the three months ended September 30, 2011, interest expense of $5,803 has been recorded from the debt discount amortization.

Note 13 – Commitments and Contingencies

As discussed in Note 5, the Company has entered in an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” that requires minimum license maintenance costs.  The Company is planning on using the intellectual property granted by the patents for the foreseeable future.  The license agreement is considered expired on the October 14, 2025, the date the patent expires.

For the Period Ending September 30,	License Maintenance Fees
2012	$200,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,800,000
$2,800,000

As discussed in Note 9, the Company has two promissory notes that are due on September 30, 2014.

Future principal payments under the promissory notes are as follow:

For the Period Ending September 30,
2012	$-
2013	125,000
2014	25,000
$150,000

Note 14 – Intercompany Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At September 30, 2011, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,197,500, have been eliminated upon consolidation.  At September 30, 2011, cash transfers between the Company’s subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company’s subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $822,400, have been eliminated upon consolidation.

Note 15 – Equity

The Company was established with two classes of stock, common stock – 500,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Series B Convertible Preferred Stock

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of our newly created Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock is convertible into 3,012,550,000 (27,386,826 post Reverse Stock Split) shares of our common stock.

On December 18, 2008, Midwest Energy Emissions entered into a stock subscription agreement for the issuance 8,618 voting shares of common stock due from the Company’s founder, Richard MacPherson, our then President.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On October 8, 2009, Midwest Energy Emissions collected $4,167 ($1 per share) due from the Midwest Energy Emissions’ founder, Richard MacPherson, our then President, and issued 4,167 shares.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On August 31, 2010, Midwest Energy Emissions collected $4,451 ($1 per share) due from Midwest Energy Emissions’ founder, Richard MacPherson, our then President, and issued 4,451 shares.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On January 2, 2010, Midwest Energy Emissions issued 1,272 shares to consultants for services rendered including engineering, scientific and technical advisory and business advisory services at a fair value of $63,600 ($50 per share).  The value was based upon the contracted value of the services performed.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On March 14, 2011, Midwest Energy Emissions 40 shares to investors for $100,000 or $2,500 per share.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On March 16, 2011, Midwest Energy Emissions issued 50 shares to a consultant for a value of $125,000.  The shares were valued at $2,500 per share based upon Midwest Energy Emissions’ then most recently completed equity financing transactions.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On April 18, 2011, Midwest Energy Emissions issued 20 shares to investors for $50,000 or $2,500 per share.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

Series C Convertible Preferred Stock

On September 12, 2011, the Company created a third series of preferred stock consisting of 22,000 shares and was designated as the “Series C Convertible Preferred Stock”.  Each share of Series C Convertible Preferred Stock is convertible into 10,000 (approximately 90.90 post Reverse Stock Split) shares of our common stock.

On September 13, 2011, the Company issued 30 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $300,000 or $10,000 per unit.

From September 23 through September 30, 2011, the Company issued 11 units with each unit consisting of 110 shares  of Series C Convertible Preferred Stock to investors for $110,000 or $10,000 per unit.

Note 16 -  Stock Based Compensation

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”). The 2005 Plan reserves 15,000,000 (approximately 136,364 post Reverse Stock Split) shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the 2005 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2005 Plan are subject to a vesting period determined at the date of grant.

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan from 15,000,000 shares to 50,000,000 (approximately 454,545 post Reverse Stock Split) shares.

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

A summary of stock option activity for the nine months ended September 30, 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2009	9,041,667	40,958,333	0.13	9.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	50,000	(50,000)	0.25	-	-
December 31, 2010	9,091,667	40,908,333	0.13	8.30	-
Stock Plan Amendment	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
September 30, 2011	9,091,667	40,908,333	-	-	-

Options exercisable at:
December 31, 2010		15,037,500	0.13	8.23	-
September 30, 2011		23,637,500	0.13	7.82

The numbers in the foregoing table have not been adjusted for the Reverse Stock Split.

During the nine months ended September 30, 2011, the Company had stock-based compensation expense included in discontinued operations related to issuances of stock options and warrants to the Company's employees, directors and consultants of $293,664.

The Company utilized the Black-Scholes options pricing model.

On March 16, 2011, Midwest Energy Emissions issued 50 shares to a consultant for a value of $125,000. The shares were valued at $2,500 per share upon Midwest Energy Emissions' then most recently completed equity financing transactions. These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, on July 6, 2011, we issued 5,000,000 (45,455 post Reverse Stock Split) shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.  The shares were valued at $77,500.

On July 6, 2011, we issued 2,008,365 (18,258 post Reverse Stock Split) shares of our common stock to The Lebrecht Group, APLC as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $31,130.

Note 17 - Warrants

As a result of the reverse merger, the Company has warrants outstanding from September 2008, in which China Youth Media, Inc. entered into subscription agreements with Year of the Golden Pig, LLC ("YGP, LLC") and with Mojo Music, Inc. ("Mojo Music"), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 (approximately 3,182 post Reverse Stock Split) Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 ($9.90 post Reverse Stock Split) per share.

The following table summarizes information about common stock warrants outstanding at September 30, 2011:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09	875,000	0.71	$0.03	875,000	$0.03
$0.09	525,000	0.45	$0.02	525,000	$0.02
$0.03	1,250,000	2.29	$0.01	1,250,000	$0.01
$0.03 - $0.09	2,650,000	3.45	$0.06	2,650,000	$0.06

The numbers in the foregoing table have not been adjusted for the Reverse Stock Split.

Note 18 - Tax

As of September 30, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carry forward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 19 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing) Limited and Rebel Crew Films, Inc.  Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statement of income.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

Results for discontinued operations for the period from June 21, 2011 to September 30, 2011 are as follows:

2011
China Youth Media, Inc.	$(311,467)
Youth Media (Beijing)	(3,839)
Loss from discontinued operations	$(315,306)

Assets and liabilities of discontinued operations were comprised of the following at September 30, 2011:

2011
Prepaid expenses	$1,163
Other assets	2,000
Total assets	$3,163

Accounts payable and accrued expenses	$384,942
Related party note payable	140,242
Convertible note payable	50,000
Beneficial conversion feature	(104,466)
Total liabilities	$470,718

Note 20  – Subsequent Events

The Company has evaluated subsequent events through November 21, 2011, the date that the financial statements were available to be issued.

On October 7, 2011, the Company issued 9.75 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $97,500 or $10,000 per unit.

Subsequent to the quarter ended September 30, 2011, $534,000 in cash was advanced to the Company by certain third party investors for working capital purposes. All of the investors are expected to sign subscriptions agreements converting the advances to common stock at $1 per share in the quarter ending December 31, 2011.  The Company recorded the transactions as advances payable that bear interest at 9%, have no fixed terms of repayment and are unsecured.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, the Company (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, and (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”) and changed the number our authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000 (the “Authorized Share Amendment”).   As a result of the Reverse Stock Split and Authorized Share Amendment, all outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converted into shares of common stock.  No adjustment to share or per share amounts has been reflected in the accompanying financial statement which resulted from the Reverse Stock Split.

Effective as of October 10, 2011, the Company and Richard H. Mr. Gross entered into an employment agreement pursuant to which Mr. Gross agreed to be employed by the Company as Chief Financial Officer for a period of one year which may be renewed subject to the approval by the Board.  The Company also agreed to grant Mr. Gross 50,000 shares of common stock as a signing bonus which will vest one year from the effective date of the employment agreement.

Effective as of October 17, 2011, the Company and John F. Norris, Jr. entered into an employment agreement pursuant to which Mr. Norris agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to grant Mr. Norris 1,500,000 shares of common stock as a signing bonus, from which 500,000 shares will vest on October 1, 2012, 500,000 shares will vest on October 1, 2013, and 500,000 shares will vest on October 1, 2014, or upon a change of control of the Company.

Effective as of November 1, 2011, the Company and R. Alan Kelley entered into an employment agreement pursuant to which Mr. Kelley agreed to be employed by the Company as President and Chief Operating Officer for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to grant Mr. Kelley 500,000 shares of common stock as a signing bonus which will vest one year from the effective date of the employment agreement or upon a change of control of the Company.

Item 2. Management’s Discussion and Analysis of Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Form 8-K filed with the SEC on June 27, 2011, as amended. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on April 19, 2011.

The following “Overview” section is a brief summary of the significant issues addressed in this MD&A.  Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below.  The entire MD&A should be read in conjunction with Item 1. Financial Statements.

Overview

Midwest Energy Emissions Corp. ("the Company") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008, the Company's name changed from "Digicorp, Inc." to "China Youth Media, Inc.".   Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, the Company (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, and (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) and changed the number our authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000.

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

Midwest Energy Emissions

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota.  Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Unless the context otherwise requires, the terms “we,” “us” or “our” refer to Midwest Energy Emissions Corp. and its consolidated subsidiaries.

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

Results of Operations

Revenues

Sales - We generated revenues of $266,000 for three and nine months ended September 30, 2011 and zero and $7,000 for the three and nine months ended September 30, 2010 respectively.  We generated our revenue for the three and nine months ended September 30, 2011 by delivering product to TransAlta Centralia Generating LLC for use in the system commissioning process in preparation for the system launch in 2012.  We generated all of our revenue for the nine months ended September 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Cost of Revenue

Cost of revenue during the three and nine months ended September 30, 2011 and 2010 was $319,000 and zero, respectively.   The cost in the periods ended September 30, 2011 was for product sold to TransAlta Centralia Generating LLC for use in the system commissioning process in preparation for the system launch in 2012.

Operating Expenses

See Recent Developments in Note 1 Organization in the Notes to the Financial Statements as filed herewith to our Form 10-Q, which describes that pursuant to the Merger Agreement, and for accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

Operating expenses were $661,000 and $106,000 during the quarter ended September 30, 2011 and 2010, respectively and were $1,471,000 and $184,000 during the nine months ended September 30, 2011 and 2010, respectively. The increase in operating expenses is attributable almost entirely to Research and Development expenses, Professional Fees and general and administrative expenses. Taken together all are associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada.

License Maintenance Fees were $37,500 and $25,000 for the three months ended September 30, 2011 and 2010, respectively, and $112,500 and $75,000 for the nine months ended September 30, 2011 and 2010, respectively.  The expenses in these periods relates to the amortization of the annual maintenance fee for the respective year.

Research and development expenses were $65,000 and $44,000 for the three months ended September 30, 2011 and 2010, respectively, and were $269,000 and $46,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in research and development expenses during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Professional fee expenses were $254,000 and $20,000 for the three months ended September 30, 2011 and 2010, respectively, and were $631,000 and $35,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in professional fee expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Selling, general and administrative expenses were $304,000 and $17,000 for the three months ended September 30, 2011 and 2010, respectively, and were $458,000 and $28,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in selling, general and administrative expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Stock based compensation expense from grants of nonqualified stock options to employees and non-employee directors was $286,380 during the three months ended September 30, 2011, and $496,044 during the nine months ended September 30, 2011. The decrease in stock based compensation expense from grants of nonqualified stock options during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 resulted primarily from the cancellation of stock options related to employees that are no longer with the Company.

Net Loss

For the quarter ended September 30, 2011 and 2010 we had a net loss from operations of approximately $763,000 and $106,000, respectively and for the nine months ended September 30, 2011 and 2010 we had a net loss from operations of approximately $1,610,000 and $177,000, respectively. The net loss is primarily attributed to our recent efforts to commercializing our control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada and the associated increase in our operations and hiring of employees.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $50,000 and zero during the quarter ended September 30, 2011 and 2010, respectively.  Interest expense related to the financing of capital was $87,000 during the nine months ended September 30, 2011 and zero during the nine months ended September 30, 2010.

Taxes

As of September 30, 2011, our deferred tax asset primarily related to our net operating losses.  A 100% valuation allowance has been established using an effective tax rate of 34% due to the uncertainty of the utilization of the operating losses in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of September 30, 2011, our cash and cash equivalents were $10,000. We had a working capital deficit of approximately $3.1 million at September 30, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $2.4 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.8 million at September 30, 2011 versus $97,000 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired boilers in the United States and Canada.

Operating activities used $953,000 of cash during the nine months ended September 30, 2011 compared to $151,000 during the nine months ended September 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada and the associated increase in operating expenses.

Investing activities used $1,284,000 of cash during the nine months ended September 30, 2011 compared to $0 during the months ended September 30, 2011.  This change resulted from the purchase of equipment during the first nine months of 2011.

Financing activities provided $2, 241,000 during the nine months ended September 30, 2011 primarily due to related party advances of $977,000, proceeds from the issuance of Series C Preferred Stock of $410,000 and proceeds from advances for subscriptions of $592,000, compared to net cash provided by financing activities of $152,000 during the nine months ended September 30, 2010 primarily due to related party advances of $115,000.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the evaluation of the effectiveness of our disclosure controls and procedures by our management, our newly appointed Chief Financial Officer, who was appointed by the Board of Directors on October 10, 2011, identified deficiencies in our internal controls and disclosure controls by determining that certain transactions had been recorded in error during the preceding periods.  The detection of these errors was contained in the Company’s Current Report on Form 8-K as filed with the Commission on November 4, 2011.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through the recent appointment of our newly retained Chief Financial Officer and improved supervision and training of our accounting staff.  We believe that these efforts will be sufficient to fully remedy these deficiencies and will improve and strengthen our control processes and procedures.  Our Chief Financial Officer and other personnel will continue to work with our auditors and other outside advisors to ensure that our control processes and procedures are adequate and effective.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(Subsequent to the quarter ended September 30, 2011, and effective as of October 7, 2011, the Company effected a reverse stock split of all the outstanding shares of its common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”).  Except as otherwise indicated, all numbers reflected below are pre-split numbers.)

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of our newly created Series B Convertible Preferred Stock.  Each share of Series B Convertible Preferred Stock will automatically convert into 301,255 shares of our common stock, representing 3,012,550,000 (27,386,826 post Reverse Stock Split) shares in the aggregate, upon the effectiveness of a Certificate of Amendment to our Articles of Incorporation sufficient to increase our authorized common stock to allow for the conversion.

Prior to the Closing of the Merger, effective on the date of Closing, we agreed to issue and did issue 39,774,247 (361,585 post Reverse Stock Split) shares of our Common Stock to Mojo Music, Inc. (“Mojo Music”) in connection with the conversion of $198,871 in principal and accrued interest associated with an outstanding promissory note and 21,439,062 (194,901 post Reverse Stock Split) shares of our Common Stock to Rebel Holdings, LLC (“Rebel Holdings”) in connection with the conversion of $107,195 of debt associated with outstanding promissory notes at a conversion rate of $0.005 per share.  Both Mojo Music and Rebel Holdings are beneficially owned and controlled by Jay Rifkin, one of our directors and our Chief Executive Officer at the time of the transactions.  We agreed to issue Jay Rifkin an aggregate of 34,882,706 (317,116 post Reverse Stock Split) shares of our Common Stock as payment for $174,414 of accrued salary and unreimbursed expenses at a value of $0.005 per share.

In addition, effective on the date of Closing , we agreed to issue and did issue 66,800,000 (607,273 post Reverse Stock Split) shares of our Common Stock to Year of the Golden Pig, LLC (“Golden Pig”) in connection with the conversion of $334,000 in principal and accrued interest associated with an outstanding promissory note at a conversion rate of $0.005 per share. Golden Pig is beneficially owned and controlled by Dennis Pelino. We also agreed to issue an aggregate of 12,800,000 (116,364 post Reverse Stock Split) shares of our Common Stock to two former employees as payment for accrued salaries totaling $64,000 at a value of $0.005 per share, which includes 800,000 (7,273 post Reverse Stock Split) shares to the wife of Jay Rifkin as payment for accrued salary of $4,000.

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, on July 6, 2011 , we issued 5,000,000 (45,455 post Reverse Stock Split) shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.  The shares were valued at $77,500.

On July 6, 2011, we issued 2,008,365 (18,258 post Reverse Stock Split) shares of our common stock to The Lebrecht Group, APLC as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $31,130.

On September 12, 2011, the Company created a third series of preferred stock consisting of 22,000 shares and was designated as the “Series C Convertible Preferred Stock”.  The Series C Convertible Preferred Stock is convertible into 10,000 (approximately 90.90 post Reverse Stock Split) shares of our common stock.

On September 13, 2011, the Company issued 30 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $300,000 or $10,000 per unit.

On September 23, 2011, the Company issued 11 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $110,000 or $10,000 per unit.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D and/or Regulation S promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   [Removed and Reserved].

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
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP.
(Registrant)

Dated: November 21, 2011	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2011	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)