Form 10-Q/A
period 2011-06-30
Midwest Energy Emissions Corp.
filed 2011-12-23
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 31,001,352 outstanding as of November 21, 2011 (adjusted for the 1 for 110 reverse stock split effected as of October 7, 2011).

EXPLANATORY NOTE

We are filing this Amendment No. 2 of Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Original Report”), as amended on October 5, 2011, primarily to include restated unaudited interim financial statements for the period ended June 30, 2011 due to certain errors identified by management and as described in our Current Report on Form 8-K filed on November 4, 2011.  Except as otherwise reflected below, this Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

MIDWEST ENERGY EMISSIONS CORP.

i

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

MIDWEST ENERGY EMISSIONS CORP.

Index to Financial Information
Period Ended June 30, 2011

Page

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$9,391	$7,310
Other current assets	579	-
Current assets of discontinued operations	1,149	-
Total current assets	11,119	7,310

Property and Equipment, Net	1,037,199	1,746
License, Net	85,295	88,236
Other assets of discontinued operations	2,000	-
TOTAL ASSETS	$1,135,613	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	777,250	125,000
Advances payable - related party	1,340,132	402,389
Current liabilities of discontinued operations	379,743	-
Advances payable - related party of discontinued operations	153,804	-
Total current liabilities	2,650,929	527,389

Convertible note payable of discontinued operations	50,000	-
Beneficial conversion feature of discontinued operations	(110,269)	-
TOTAL LIABILITIES	2,590,660	527,389

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at June 30, 2011;
zero shares issued and outstanding at December 31, 2010;	-	-
Series B Preferred Stock, $0.001 par value; 10,000 shares authorized;
10,000 shares issued and outstanding at June 30, 2011;	10	-
zero shares issued and outstanding at December 31, 2010;
Common stock; $.001 par value; 500,000,000 shares authorized;
334,727,476 shares issued and outstanding as of June 30, 2011
9,890 shares issued and outstanding at December 31, 2010;	334,727	9,890
Additional paid-in capital	(284,828)	62,328
Accumulated other comprehensive income of discontinued operations	(738)	-
Accumulated deficit	(1,504,218)	(502,315)

Total stockholders' deficit	(1,455,047)	(430,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,135,613	$97,292

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) JUNE 30, 2011
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	December 17, 2008 (Inception) Through June 30, 2011

REVENUE	$-	$7,000	$-	$7,000	$314,025

COST OF REVENUE	-	-	-	-	242,075

GROSS PROFIT	-	7,000	-	7,000	71,950

OPERATING EXPENSES
License Maintenance Fees	37,500	25,000	75,000	50,000	225,000
Research and development	101,795	2,000	204,213	2,000	330,047
Selling, general and administrative expenses	415,771	25,911	530,779	25,911	829,210

Total operating expenses	555,066	52,911	809,992	77,911	1,384,257

Operating loss	(555,066)	(45,911)	(809,992)	(70,911)	(1,312,307)

Other Income (expense)
Interest income (expense)	(17,905)	-	(36,432)	-	(36,432)
Foreign Exchange	-	-	-	-	-
		-
Total other income (expense)	(17,905)	-	(36,432)	-	(36,432)
		-

NET LOSS FROM CONTINUING OPERATIONS	(572,971)	(45,911)	(846,424)	(70,911)	(1,348,739)

NET LOSS FROM DISCONTINUED OPERATIONS	(155,479)	-	(155,479)	-	(155,479)

NET LOSS	$(728,450)	$(45,911)	$(1,001,903)	$(70,911)	$(1,504,218)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

CONTINUING OPERATIONS	-	(1.94)	(0.01)	(7.18)
DISCONTINUED OPERATIONS	-	-	-	-
	-	(1.94)	(0.01)	(7.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	176,407,990	9,890	167,767,727	9,876

Comprehensive Loss
Foreign currency translation adjustment - discontinued operations	(738)	-	(738)	-	(738)
Net loss	(728,450)	(45,911)	(1,001,903)	(70,911)	(1,504,218)
COMPREHENSIVE LOSS	$(729,188)	(45,911)	$(1,002,641)	$(70,911)	$(1,504,956)

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	December 17, 2008 (Inception) Through June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(846,424)	$(70,911)	$(1,348,739)
Net (loss) from discontinued operations	(155,479)	-	(155,479)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	209,331	-	272,931
Amortization of license fees	2,941	2,940	14,705
Amortization of beneficial conversion feature of discontinued operations	5,803	-	5,803
Depreciation expense	2,170	-	2,215
Change in assets and liabilities
(Increase) in other asset	(579)	-	(579)
(Decrease) in other assets attributable to discontinued operations	727		727
Increase in accounts payable and accrued expenses	717,244	50,000	842,244
Increase in accounts payable attributable to discontinued operations	109	-	109
Increase in other current liabilities	-	509	-
Net cash (used in) operating activities	(64,157)	(17,462)	(366,063)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of license	-	-	(100,000)
Purchase of equipment	(1,031,917)	-	(1,033,708)
Net cash provided by investing activities	(1,031,917)	-	(1,133,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash assumed in reverse merger	11,150	-	11,150
Payments to related party for advances	-	-	(32,515)
Proceeds received from related party advances	937,743	17,462	1,372,647
Proceeds from the issuance of common stock converted to series B preferred stock	150,000	-	150,000
Proceeds received from the issuance of common stock	-	-	8,618
Net cash provided by financing activities	1,098,893	17,462	1,509,900

EFFECT OF EXCHANGE RATE	(738)	-	(738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,081	-	9,391

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,310	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,391	$-	$9,391

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for services	$209,331	$-	$272,931

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A Development Stage Company)
Notes To The Consolidated Financial Statements - Unaudited
June 30, 2011

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

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities.

•	Youth Media (BVI) Ltd.
•	Youth Media (Hong Kong) Limited
•	Youth Media (Beijing) Limited
•	Rebel Film Crews, Inc.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718 Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation be reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and other current liabilities.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "US Dollar"). In the past, with the Company's operations in China, the Company entered into transactions denominated in foreign currencies, such as the People's Republic of China and SAR Hong Kong, whose principal units are the Renminbi ("RMB") and the Hong Kong Dollar ("HK Dollar"), respectively.  However, pursuant to the terms of the Merger agreement, the Company is in the process of dissolving its foreign entities.

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

The Company generated all revenue for the six months ended June 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

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

Note 3 - Going Concern

The accompanying financial statements as of June 30, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through June 30, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $1.5 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Property And Equipment

Property and equipment at June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Computer equipment	$1,312	$1,312
Equipment & Installation	1,037,172	479
Total Equipment	1,038,484	1,791

Less: accumulated depreciation	(1,285)	(45)
Property and equipment, net	$1,037,199	$1,746

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706.  The Company uses the straight-line method of depreciation over 3 to 10 years. During the six months ended June 30, 2011 and 2010, depreciation expense charged to operations was $1,241 and zero, respectively.

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

Note 6 - License

License costs capitalized as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

License	$100,000	$100,000
Less: accumulated amortization	14,705	11,764
License, net	$85,295	$88,236

The Company is currently amortizing its patents over their estimated useful life of 15 years when acquired.  During the period ended June 30, 2011 and 2010, amortization expense charged to operations was $2,941 and 2,940, respectively.

Note 7 - Advances Payable – Related Party

As of June 30, 2011 and December 31, 2010, the Company had advances payable totaling $1,340,132 and $402,389 respectively, to a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at June 30, 2011 and December 31, 2011 was $28,138 and $7,409, respectively.

Note 8 –Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $153,804 of advances payable due to a current director/shareholder who is also a former officer of the Company.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.

Note 9 – Convertible Note Payable

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

Note 10 – Beneficial Conversion Feature

As part of the reverse merger, the Company assumed a beneficial conversion feature for a vested warrant granted to a consultant on May 11, 2009, as consideration for service performed on behalf of the Company.  The vested warrants have a term of seven years to purchase 1,250,000 (11,364 post Reverse Stock Split) shares of common stock with an exercise price of $0.03 ($3.30 post Reverse Stock Split) per share. The Company originally recorded debt discount in the amount of $162,500 based on the estimated fair value of the warrant. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the estimated fair value of the warrant was amortized as non-cash interest expense over the term of the warrant. At June 30, 2011, 104,466 of the debt discount remained unamortized.  During the three months ended June 30, 2011, interest expense of $5,800 has been recorded from the debt discount amortization.

Note 11 – Commitments and Contingencies

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
$2,800,000

Note 12 – Intercompany Transactions

All material intercompany transactions have been eliminated upon consolidation of these our entities.  At June 30, 2011, cash transfers between the Company and its subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, in the aggregate amount of $1,197,500, have been eliminated upon consolidation.  At June 30, 2011, cash transfers between the Company’s subsidiary in Hong Kong, Youth Media (Hong Kong) Limited, and the Company’s subsidiary in Beijing, China, Youth Media (Beijing) Limited, in the aggregate amount of $822,400, have been eliminated upon consolidation.

Note 13 – Equity

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

On March 14, 2011, Midwest Energy Emissions issued 40 shares to investors for $100,000 or $2,500 per share.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

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

Note 14 -  Stock Based Compensation

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

A summary of stock option activity for the six months ended June 30, 2011 is presented below:

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

During the six months ended June 30, 2011, the Company had stock-based compensation expense included in discontinued operations related to issuances of stock options and warrants to the Company's employees, directors and consultants of $146,832.

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

Note 17 - Warrants

As a result of the reverse merger, the Company has warrants outstanding from June 2008, in which China Youth Media, Inc. entered into subscription agreements with Year of the Golden Pig, LLC ("YGP, LLC") and with Mojo Music, Inc. ("Mojo Music"), in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 350,000 (approximately 3,182 post Reverse Stock Split) Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $0.09 ($9.90 post Reverse Stock Split) per share.

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

Results for discontinued operations for the period from June 21, 2011 to June 30, 2011 are as follows:

2011
China Youth Media, Inc.	$(153,608)
Youth Media (Beijing)	(1,871)
Loss from discontinued operations	$(155,479)

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2011:

2011
Prepaid expenses	$1,149
Other assets	2,000
Total assets	$3,149

Accounts payable and accrued expenses	$379,743
Related party note payable	153,894
Convertible note payable	50,000
Beneficial conversion feature	(110,269)
Total liabilities	$473,368

Note 20  – Subsequent Events

The Company has evaluated subsequent events through November 21, 2011.

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

Subsequent to the quarter ended June 30, 2011, $1,126,000 in cash was advanced to the Company by certain third party investors for working capital purposes.  All of the investors are expected to sign subscriptions agreements converting the advances to common stock at $1 per share in the quarter ending December 31, 2011.  The Company recorded the transactions as advances payable that bear interest at 9%, have no fixed terms of repayment and are unsecured.

Series C Convertible Preferred Stock

On September 12, 2011, the Company created a third series of preferred stock consisting of 22,000 shares and was designated as the “Series C Convertible Preferred Stock”.  Each share of Series C Convertible Preferred Stock is convertible into 10,000 (approximately 90.9 post Reverse Stock Split) shares of our common stock.

On September 13, 2011, the Company issued 30 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $300,000 or $10,000 per unit.

From September 23 through October 7, 2011, the Company issued 20.75 units with each unit consisting of 110 shares of Series C Convertible Preferred Stock to investors for $207,500 or $10,000 per unit.

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

Results of Operations

Revenues

Sales - We generated no revenues three and six months ended June 30, 2011 and zero and $7,000 for the three and six months ended June 30, 2010 respectively.  We generated all of our revenue for the six months ended June 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Cost of Revenue

Cost of revenue during the three and six months ended June 30, 2011 and 2010 was zero.

Operating Expenses

See Recent Developments in Note 1 Organization in the Notes to the Financial Statements as filed herewith to our Form 10-Q, which describes that pursuant to the Merger Agreement, and for accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

Operating expenses were $555,000 and $65,000 during the quarter ended June 30, 2011 and 2010, respectively and were $810,000 and $103,000 during the six months ended June 30, 2011 and 2010, respectively. The increase in operating expenses is attributable almost entirely to Research and Development expenses, Professional Fees and general and administrative expenses. Taken together all are associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada.

License Maintenance Fees were $37,500 and $25,000 for the three months ended June 30, 2011 and 2010, respectively, and $75,000 and $50,000 for the six months ended June 30, 2011 and 2010, respectively.  The expenses in these periods relates to the amortization of the annual maintenance fee for the respective year.

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

Selling, general and administrative expenses were $416,000 and $26,000 for the three months ended June 30, 2011 and 2010, respectively, and were $531,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in selling, general and administrative expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Stock based compensation expense from grants of nonqualified stock options to employees and non-employee directors was $178,000 during the three months ended June 30, 2011, and $209,000 during the six months ended June 30, 2011. The decrease in stock based compensation expense from grants of nonqualified stock options during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 resulted primarily from the cancellation of stock options related to employees that are no longer with the Company.

Net Loss

For the quarter ended June 30, 2011 and 2010 we had a net loss from operations of approximately $728,000 and $46,000, respectively and for the six months ended June 30, 2011 and 2010 we had a net loss from operations of approximately $1,002,000 and $71,000, respectively. The net loss is primarily attributed to our recent efforts to commercializing our control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada and the associated increase in our operations and hiring of employees.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $18,000 and zero during the quarter ended June 30, 2011 and 2010, respectively.  Interest expense related to the financing of capital was $36,000 during the six months ended June 30, 2011 and zero during the six months ended June 30, 2010.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2011, our cash and cash equivalents were $10,000. We had a working capital deficit of approximately $2.6 million at June 30, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $4 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.1 million at June 30, 2011 versus $97,000 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired boilers in the United States and Canada.

Operating activities used $64,000 of cash during the six months ended June 30, 2011 compared to $17,000 during the six months ended June 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada and the associated increase in operating expenses.

Investing activities used $1,032,000 of cash during the six months ended June 30, 2011 compared to $0 during the months ended June 30, 2011.  This change resulted from the purchase of equipment during the first six months of 2011.

Financing activities provided $1,099,000 during the six months ended June 30, 2011 primarily due to related party advances of $938,000, compared to net cash provided by financing activities of $17,000 during the six months ended June 30, 2010 primarily due to related party advances.

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

Item 4.      Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the evaluation of the effectiveness of our disclosure controls and procedures by our management, our newly appointed Chief Financial Officer, who was appointed by the Board of Directors on October 10, 2011, identified deficiencies in our internal controls and disclosure controls by determining that certain transactions had been recorded in error during the preceding periods.  The detection of these errors was contained in the Company’s Current Report on Form 8-K as filed with the Commission on November 4, 2011 and which has, among other things, resulted in the filing of this amended report.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(Subsequent to the quarter ended June 30, 2011, and effective as of October 7, 2011, the Company effected a reverse stock split of all the outstanding shares of its common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”).  Except as otherwise indicated, all numbers reflected below are pre-split numbers.)

The following relates to all equity securities of the Company sold or issued by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended:

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

MIDWEST ENERGY EMISSIONS CORP.
(Registrant)

Dated: December 23, 2011	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.,
Chief Executive Officer
(Principal Executive Officer)

Dated: December 23, 2011	By:	/s/ Richard H. Gross
Richard H. Gross,
Chief Financial Officer
(Principal Financial Officer)