Form 10-K
period 2011-12-31
Midwest Energy Emissions Corp.
filed 2012-04-12
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Commission file number: 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0398271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 West Wilson Bridge Road, Suite 140, Worthington, Ohio 43085
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:    (614) 505-6115

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $648,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 11, 2012 was 33,239,877.

TABLE OF DEFINED TERMS

TERM	DEFINITION

BAC	Brominated Powdered Activated Carbon

EERC	Energy and Environmental Research Center

EGU	Electric Generating Unit

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

Hg	Mercury

IGCC	Integrated Gasification Combined Cycle

MATS	Mercury and Air Toxics Standards

MEEC or ME2C	Midwest Energy Emissions Corp

MW	Megawatt

NOX	Oxides of Nitrogen

OTCBB	Over The Counter Bulletin Board

PAC	Powdered Activated Carbon

SCR	Selective Catalytic Reduction

SEC	U.S. Securities and Exchange Commission

SOX	Oxides of Sulfur

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our  management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors.  In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in ME2C’s filings and with the Securities and Exchange Commission.

ITEM I – BUSINESS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “MEEC”, ME2C”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly-owned subsidiaries.

Background

Midwest Energy Emissions Corp. (“MEEC”), a Delaware corporation, is an environmental services company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units.  Our business plan is to deliver cost-effective mercury capture technologies to power plants and other large industrial coal-burning units in the United States, Canada, Europe and Asia. Our patented, proprietary technology allows customers to meet even the new, highly restrictive standards the U.S. Environmental Protection Agency (EPA) has set for mercury emissions, in an effective and economical manner, with the least disruption to the current equipment and on-going operations.

MEEC was incorporated under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. In 2006, MEEC entered into a merger agreement with Digicorp, Inc., a Delaware corporation, for the purpose of effecting a change of the corporation’s domicile and in February 2007 the Company changed its domicile from Utah to Delaware. In October 2008, Digicorp changed its name to China Youth Media, Inc.

In December 2008, Midwest Energy Emissions Corp. (a corporation in the development phase) was incorporated in the state of North Dakota (“Midwest”) under the name RLP Energy, Inc. and subsequently changed its name in January 2011 to Midwest Energy Emissions Corp.  Midwest is engaged in the business of developing and commercializing state-of-the-art control technologies relating to the capture and control of mercury emissions from coal-fired boilers in the United States and Canada.

On June 21, 2011, China Youth Media, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest pursuant to which at closing China Youth Media Merger Sub, Inc., China Youth Media’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest , the result of which Midwest  would become the China Youth Media’s wholly-owned subsidiary (the “Merger”). The Merger closed effective on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest  and with Midwest  surviving as a wholly-owned subsidiary of China Youth Media, Inc. Effective at the time of the Closing, Midwest  changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

As a result of the Merger, all of the outstanding shares of common stock of Midwest were exchanged for 10,000 shares of newly created Series B Convertible Preferred Stock (the “Merger Shares”) of China Youth Media, Inc.  The former shareholders of Midwest, upon conversion of all the Merger Shares, which occurred automatically on the filing of October 2011 amendment to China Youth Media, Inc.’s certificate of incorporation to increase the number of authorized shares (see below) then owned approximately 90% of the Company’s issued and outstanding common stock which were deemed issued and outstanding as of the closing of the Merger and conversion.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, China Youth Media, Inc. (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, (ii) effected a reverse stock split of all the outstanding shares of its common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”) and (iii) changed the number of authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000.

As a result of the Merger, our business is now focused on the delivery of cost effective mercury capture technologies to power plant and other large industrial coal-burning units in the United States and Canada.  Our prior businesses focusing on youth marketing and media in China by providing advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population, including the business of aggregation and distribution of international content and advertising for Internet or online consumption in China, are in the process of being terminated (see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

In November 2011, MEEC moved its corporate headquarters to Worthington, Ohio and currently maintains its primary office at 500 West Wilson Bridge Road, Suite 140, Worthington, Ohio 43085.

Regulations & Markets

The markets for mercury removal from plant emissions are totally driven by regulations (state, provincial and federal). Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as MEEC.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The new rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants, which are the leading source of non-natural mercury emissions in the U.S.  Existing power plants will have three years (plus a potential one year extension in certain cases) to comply with the new emission limits.

The new MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. The EPA estimates that there are approximately 1,400 units affected by this new rule, approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power stations.

The final MATS identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle [IGCC] units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule sets nationwide emission limits and is estimated to reduce mercury emissions in coal-fired plants by about 90% overall.

The EPA estimates the total national annual cost of the MATS rule will be $9.6 billion.

While the ultimate costs for compliance in the U.S. may indeed be in the $9.6 billion per year range, that will not likely be the case until EGUs must comply starting on April 16, 2015. These on-going annual operating costs increases also do not include the capital costs to install the equipment and have it ready to operate when the emission limits are required. It is also important to note that a number of states currently have regulations to limit mercury emissions. These regulations remain in place until superseded by MATS in 2015.

With the publication of the MATS rule, we believe that utilities will explore and conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies that might be employed to reduce mercury emissions, but they do not all work well for every plant design or for all of the various types of coal. We believe that very few units in the U.S. today consistently limit mercury emissions to below the new maximum allowed rates. In addition, the EPA estimates that 40% of the coal units in the U.S. affected by the new MATS have no advanced pollution controls in operation.

The most common technology employed to reduce mercury emissions is the injection of powdered activated carbon (“PAC”) or brominated PAC (“BAC”) into the flue-gas of an EGU after the boiler itself, but in front of the Electro-Static Precipitators (“ESP”). Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove oxides of sulfur (“SOX”) and nitrogen (“NOX”). To achieve very high levels of SOX reduction, large, complex and expensive (capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called Scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, Scrubbers have been shown to remove significant quantities of oxidized mercury.

Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal. We believe about 40% of the mercury in coal is found in the oxidized state. Mercury is found in only tiny trace amounts in coal at all and its presence is difficult to even detect. It is in the burning of huge quantities of coal that these trace amounts become problematic.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is a Selective Catalytic Reduction (“SCR”) system which can be installed to achieve high levels of removal of NOX. SCRs are again very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a Scrubber, one might achieve an overall reduction of 80-85% of the mercury in many types of coal. The exact level of mercury emission reductions depends on the designs of these systems and the types of coal being burned.

It is thus anticipated that the large majority of EGUs in the U.S. will employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS. Either the sorbent injection system will be the primary removal method or such a system will likely be employed as a supplemental system to SCR/Scrubber combinations to achieve the new emission limits.

MEEC’s Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and  do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MEEC participating with the EERC on these tests since about 2008. The EERC Foundation obtained patents on this technology. MEEC has an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships” for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement.

In 2010, we were awarded our first commercial contract to design, build and install our systems on two large (670MW each) coal units in the western part of the U.S.  This is a multi-million dollar, three year renewable contract, which was awarded as a result of a competitive demonstration process. We invested more than $1.2 million in the capital equipment for this project. Those systems out-performed the contract guarantees in all operational areas during startup and testing and went into commercial operation at the start of 2012. The system is used for mercury control whenever the plant is in operation.

Intellectual Property

We have the exclusive rights for a number of patents and pending patent applications under an agreement with the EERC. In the U.S., MEEC has the rights to a patent entitled “Sorbents and Flue Gas Additives for the Oxidation and Removal of Mercury” and has received Notice of Allowance for pending patent applications entitled “Process for Regenerating a Spent Sorbent (PAC Regen)” and “Sorbents for the Oxidation and Removal of Mercury.” In Canada, we have the rights to a patent entitled “Sorbents for the Oxidation and Removal of Mercury.” In China, we have the rights to a patent entitled “Sorbents and Flue Gas Additives for the Oxidation and Removal of Mercury.” In addition, there are a number of patent applications pending in the U.S., Canada, China and Europe. We believe that our patent position is strong in these markets and sublicensing and enforcing these patents will be a key part of our business strategy going forward. Likewise, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on our business.

Business Opportunities

Our business plan is divided into near-term and long-term based on the date that the new EPA MATS rule goes into effect, which is April 16, 2015. The near-term market (before April 2015) in the U.S. consists of two major opportunities. The first opportunity involves demonstrating our technology on a  number of operating units, especially in the 2012 and 2013 time frames. We believe that electric utility companies will want to ensure they have proven technology which can be employed to achieve the required mercury reduction levels for their particular unit design and coal type. Such a demonstration typically involves one to two weeks of operations on a unit utilizing a temporary system and often done in a cost-share arrangement with the EGU. Once utilities decide on a system to be utilized for compliance, we then expect they will install systems in a phased installation over the late 2013, 2014, and early 2015 time frame, depending on outage schedules for affected EGUs. We do not anticipate significant revenues from these applications prior to April, 2015.

The second opportunity in the near-term market is in U.S. states and Canadian provinces which already have some degree of mercury removal required for EGUs operating in the state or province. Illinois requires coal-fired EGUs to remove 90% of the mercury or inject PAC at a rate of five pounds per thousand atmospheric cubic feet (MACF) of gas emissions, whichever comes first. We believe that most EGUs are injecting PAC at the maximum required rate and are not achieving 90% reduction.

 Similarly in Canada, there is a Canada-wide mercury reduction agreement among all the provinces that requires a 60% reduction this year, and which will likely require an 80% reduction beginning in 2018, while individual provinces may move faster to stricter emissions control.  We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

Our future success will depend on the success of demonstrations performed in the near-term period and the resulting contract awards to meet the MATS requirements in the long-term period. With over 1,400 EGUs in the U.S. affected by MATS and assuming some units are shut down rather than incur the added costs to comply, MEEC has a business goal to achieve at least 5-10% of this available market.

In China, the mercury reduction requirements are tailored after the requirements in Europe and go into effect in 2015.  Revenues from any Chinese market success are expected in the long-term period.

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a sales force of manufacture representatives (“Reps”) under the leadership of its experienced Vice President of Sales. These Reps are highly incentivized on a pure commission basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in electric utility industry market.

We are endeavoring to keep our staff numbers lean until the business needs require staff additions. Currently, we have four full-time employees and about six part-time contracted employees.

We buy all the materials needed for our systems. Our proprietary Sorbent Enhancing Agent (“SEATM”) materials are readily available from numerous sources in the market. When we use PAC as a component of our sorbent material, we buy it in the market from companies such as ADA-CS, Norit, Calgon, etc. The companies are also some of our major competitors in the mercury control market. These companies employ large sales staff and are well established in the market. However, our technology has consistently performed much better in mercury removal in operational tests than PAC or BAC injections alone.

Our major competitors in the U.S. and Canada include companies such as ADA-ES, ADA-CS, Norit, Calgon, Alstom and Nalco. These companies are typically large firms with well-established sales forces. To date, their primary technology employed has been BAC. We believe our technology is superior and that with our experienced team of reps, we can compete effectively in these markets.

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

ITEM 1A – RISK FACTORS

Investors in MEEC should be mindful of the following risk factors relative to MEEC’s business.

We are under-capitalized and may not be able to raise sufficient capital to ensure our continuation as an on-going company.

We do not currently have adequate long-term capitalization to properly execute our business plan. While efforts are currently underway to obtain that needed capital, there can be no assurance that those efforts will be a success. Failure to achieve appropriate capital injection into the Company could not only jeopardize achieving desired market penetration of the business plan but also could impair the ability of MEEC to continue as an on-going business.

We operate in a single market area, mercury removal from power plant emissions, which is driven primarily by regulation.  Any significant changes in mercury emission regulation could have a major impact on the Company.

The Company currently operates in a single market area of mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market exists solely based on air pollution control regulations and enforcement. The appropriate level of mercury emission control in the U.S. has been a matter of significant debate in Congress and the states and has been the subject of much litigation. As such, the current newly approved regulations, upon which this U.S. market largely depends, could change in the future. Any significant change in these regulations could, thus, have a dramatic effect on the Company.

The risks associated with technological change and changing laws may make the Company’s products and services obsolete.

The market for new technology in which the Company plans to invest is characterized by periodic new product introductions and evolving industry standards and regulations. The emerging nature of these products and services with their rapid evolution will require that we continually improve the performance, features, and reliability of our service, particularly in response to possible competitive offerings. There can be no assurance that we will be successful in achieving widespread acceptance before competitors offer products and services with features similar to or better than the Company. In addition, the widespread adoption of new technologies, standards or regulations may require substantial expenditures by the Company to modify or adapt its products or services and which could have a material adverse effect on the profitability of the Company and our survival as an ongoing business.

We are a Development Stage Company competing against large, well-established companies which are fiercely competitive.  We may not be able to compete effectively.

We are a Development Stage Company operating in a market currently dominated by much larger companies including, ADA-ES, ADA-CS, Norit, Albermarle, Babcock & Wilcox, Calgon, Nalco and Alstom. The size and financial strength of these competitors may enable them to offer incentives such as large scale free demonstrations that the Company may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by the Company and these corporations also have large, established sales forces that are highly-experienced in fending off competing, including superior, technologies on their client units. This is especially true in the utility market which is very risk averse and where long-standing trusted supplier relationships are common.

We may not be able to successfully defend our patent rights or protect proprietary aspects of our technology.

We have the exclusive rights to a number of significant patents covering the U.S., Canada and China. In addition, EERC has numerous patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of MEEC’s intellectual property rights. In addition, the current lack of adequate long-term capital may prevent the company from being able to enforce any patent-infringement by competitors or EGUs.

In our efforts to raise capital through the sale of restricted stock, we could dilute current shareholders. The dilution could be significant.

The single best mechanism we have to raise money is to sell restricted stock to qualified investors since we have very little collateral available to use to obtain a loan. Raising capital through the sale of  stock is dilutive to current shareholders and the dilution could be substantial. We currently have 33,239,877 shares outstanding of a total of 100,000,000 shares authorized by the shareholders of the company.

We have relatively few unrestricted shares that currently trade on the Over-the-Counter Bulletin Board.  Thus it may not be easy to sell significant number of shares and the price of our stock is highly volatile.

While we have about 33,239,877 shares currently issued and outstanding, the vast majority of these shares are restricted. There are currently less than 1,000,000 shares that are available to be traded in a public market. In addition, the stock is very thinly traded on the Over-The-Counter Bulletin Board, with high spreads between bid and ask and thus high price volatility. Investors should be aware that the price quoted on any individual trading day, under these conditions, may not reflect the broader market view of the value of the company stock. Being so thinly traded may also make it difficult to sell your stock.

We purchase the majority of our materials from companies which are also our competitors.  There can be no assurances that we will be able to obtain adequate material at a competitive price.

We do not manufacture any material used in our systems. The components of the SEATM material we inject are typically available from a broad range of sources so adequacy and pricing of those are not expected to be problematic. For the sorbent material, we often purchase PAC or a base material for our proprietary blend. PAC is produced by the companies which are major competitors of ours. There can be no assurance that we will be able to purchase adequate material and at a competitive price to be able to successfully execute our business plan.

We are a Development Stage Company heavily dependent on a small number of key employees.  The loss of more than one of these employees could seriously impair our ability to survive as a going concern.

Our management team is crucial to the success of the Company and the loss of more than one member of this team, while the Company is in the development stage phase, could have a material adverse impact on the ability of the Company to properly execute its business plan.

The SEC ‘Penny Stock’ rules may cause brokers to be less willing to execute stock transactions and could make it even more difficult for our investors to sell our shares they hold.  This could also depress our stock prices.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

We have identified material weaknesses in our internal control over financial reporting. If the material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting in the future, our ability to both timely and accurately report our financial results could be adversely affected.

In connection with the preparation of our financial statements for the year ended December 31, 2011, we identified  material weaknesses in our internal control over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. We identified the following control deficiencies as material weaknesses as of December 31, 2011.

•
During the evaluation of the effectiveness of our disclosure controls and procedures by our management, our newly appointed Chief Financial Officer (“CFO”), who was appointed by the Board of Directors on October 10, 2011, identified deficiencies in our internal control and disclosure control by determining that certain transactions had been recorded in error during the preceding periods. The detection of these errors was contained in the Company’s Current Report on Form 8-K as filed with the Commission on November 4, 2011.

•
The Company did not receive necessary documentation from the previous management of the acquired entity to appropriately record and report on the Merger dated June 21, 2011 in a timely manner. Upon review of the documents once received, the CFO determined that the accounting for the reverse merger in June, 2011 was not done in accordance with GAAP. This was reported to the SEC in Form 8-K filing on March 27, 2011.

We have taken a number of remedial actions to address these material weaknesses. We cannot predict the outcome of our remediation efforts at this time. Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the significant deficiencies or material weaknesses described above or avoid potential future material weaknesses.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

MEEC leases its corporate headquarters facility in Worthington, Ohio. The current lease expires in February, 2015. MEEC will determine, at that time, if there is a need for additional space at this facility.

MEEC pays for the lease of a 3,800 SQFT warehouse near a commercial customer in Centralia, Washington. The current lease expires in August 2014.

MEEC leases office space at the EERC facilities in Grand Forks, North Dakota. The current lease expires in December 2012.

ITEM 3 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

The Company common stock is quoted on the Over-The-Counter Bulletin Board (OTCBB) under the symbol “MEEC”

The table below delineates, on a quarterly basis, the high and low sales prices per share of the common stock as reported by the OTCBB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions. This table contains adjustments to the per share price resulted from the reverse stock split effective at an exchange ratio of one for one hundred ten (1:110) as of October 7, 2011.

		Common Stock Price
2011		High	Low
First Quarter Ended	March 31	$1.32	$0.33
Second Quarter Ended	June 30	$2.81	$0.44
Third Quarter Ended	September 30	$3.63	$1.21
Fourth Quarter Ended	December 31	$4.87	$1.50

2010
First Quarter Ended	March 31	$9.90	$2.53
Second Quarter Ended	June 30	$7.70	$2.09
Third Quarter Ended	September 30	$3.85	$2.31
Fourth Quarter Ended	December 31	$2.75	$0.55

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2011 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

During September 2011, the Company sold 507,500 shares of its common stock to unaffiliated accredited investors at a price of $1.00 per share, resulting in gross proceeds of $507,500.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During October 2011, the Company sold 930,889 shares of its common stock to unaffiliated accredited investors at a price ranging from $0.913 to $1.00 per share, resulting in gross proceeds of $873,052.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During November 2011, the Company sold 387,638 shares of its common stock to unaffiliated accredited investors at a price of $1.00 per share, resulting in gross proceeds of $387,638.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During December 2011, the Company sold 358,771 shares of its common stock to unaffiliated accredited investors at a price of $1.00 per share, resulting in gross proceeds of $358,771.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during the quarter and year ended December 31, 2011.

Holders

As of December 31, 2011, there were 346 registered stockholders of Midwest Energy Emissions Corp.’s Common Shares.

Dividends

Midwest Energy Emissions Corp. has not declared any dividends to date and has no current plan to do so in the foreseeable future.  The declaration and payment of dividends on the Common Stock are subject to the discretion of the Company’s Board of Directors.  The decision of the Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant.  The current policy of the Company’s Board of Directors is to reinvest earnings in operations to promote future growth.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a Development Stage Company that develops and employs patented and proprietary technologies to remove mercury from coal-fired power plants. The recently finalized U.S. EPA MATS requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal.  Our current client pays and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGUs typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. Thus, our revenues from EGU clients will not typically be a consistent, steady stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S.  The preparation of the financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our financial statements and, in particular, our most critical accounting policy relates to recognition of revenue and the valuation of our stock based compensation.

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller’s price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate; (2) unanticipated competition, or; (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. In conjunction with our reverse merger, the Company evaluated the carrying amount of the resulting goodwill and determined that the entire amount of goodwill of $3,555,000 was impaired.

Stock-Based Compensation

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

Results of Operations

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities that remained in existence after the Merger of Midwest and China Youth Media, Inc.:

•	Youth Media (BVI) Ltd.

•	Youth Media (Hong Kong) Limited

•	Youth Media (Beijing) Limited

•	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the consolidated financial statements of this report. The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

Revenues

Sales - We generated revenues of $458,000 and $7,000 for the years ended December 31, 2011 and 2010, respectively.  The Company generated revenue for the year ended December 31, 2011 by delivering product to our first commercial customer for use in the system commissioning process in preparation for the system launch in 2012.  The Company generated all revenue for the year ended December 31, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center (“EERC”) for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the EERC.

Cost and Expenses

Costs and expenses were $9,875,000 and $479,000 during the year ended December 31, 2011 and 2010, respectively. The increase in costs and expenses is attributable to (i) the impairment of goodwill of $3,555,000 discussed below, (ii) Stock based compensation of $3,424,000 for the grants issued to officers upon the signing of their employment agreements and (iii) marketing and development expenses, professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.

Cost of goods sold during the years ended December 31, 2011 and 2010 was $444,000 and zero, respectively.   The cost in the periods ended December 31, 2011 was for product sold to our first commercial customer for use in the system commissioning process in preparation for the system launch in 2012.

Operating expenses during the years ended December 31, 2011 and 2010 was $255,000 and zero, respectively. The cost in the periods ended December 31, 2011 was for product sold to our first commercial customer for use in the system commissioning process in preparation for the system launch in 2012.

License Maintenance Fees were $150,000 and $100,000 for the year ended December 31, 2011 and 2010, respectively.  The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $764,000 and $126,000 for the years ended December 31, 2011 and 2010, respectively.  The increase in marketing and development expenses during 2011 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Selling, general and administrative expenses were $3,901,000 and $103,000 for the years ended December 31, 2011 and 2010, respectively.  The increase in selling, general and administrative expenses during 2011 is primarily attributed to our increase in efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.  A stock based compensation expense of $3,424,000 was recorded for the grants issued to officers upon the signing of their employment agreements.

Professional fee expenses were $806,000 and $150,000 for the years December 31, 2011 and 2010, respectively. The increase in professional fee expenses during 2011 is attributed to transaction costs incurred in connection with the Merger Agreement of $319,000 as well as our increased efforts to commercialize our mercury emissions control technologies and the increase associated with expanding our operations.

Goodwill impairment expenses were $3,555,000 and $0 for the years ended December 31, 2011 and 2010, respectively. The expense during 2011 was related to the determination of management that the goodwill created in the Merger was impaired.

Net Loss

For the years ended December 31, 2011 and 2010 we had a net loss from operations of approximately $9,497,000 and $472,000, respectively. The net loss is primarily attributed to (i) the impairment of goodwill of $3,555,000, (ii) Stock based compensation of $3,424,000 for the grants issued to officers upon the signing of their employment agreements and (iii) marketing and development expenses, professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $54,000 and $0 during the years ended December 31, 2011 and 2010, respectively.

Taxes

As of December 31, 2011, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of December 31, 2011, our cash and cash equivalents were $100,000. We had a working capital deficit of approximately $2.4 million at December 31, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $5.0 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. We are converting some of our short term liabilities to long-term convertible debt-to-equity and intend to raise near term financing to fund future operations through a convertible debt-to-equity offering. We also intend to raise additional equity financing to fund future operations. On February 23, 2012, we engaged Jacob Securities to arrange equity financing, private placement, or a merger or acquisition transaction for up to $10 million dollars.  Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $2.1 million at December 31, 2011 versus $97,000 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies for our two commercial coal-fired boilers in the U.S.

Operating activities used $1,460,000 of cash during the year ended December 31, 2011 compared to $430,000 during the year ended December 31, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada and the associated increase in operating expenses.

Investing activities used $1,393,000 of cash during the year ended December 31, 2011 compared to $2,000 during the months ended December 31, 2010.  This change resulted from the purchase of equipment during 2011.

Financing activities provided $2,946,000 during the year ended December 31, 2011 primarily due to proceeds from the issuance of stock of $2,247,000 and related party advances of $549,000, compared to net cash provided by financing activities of $439,000 during the year ended December 31, 2010 primarily due to related party advances of $435,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 - FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Financial Information
Period Ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. (a development stage company) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
April 11, 2012

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Midwest Energy Emissions Corp.
North Dakota

We have audited the accompanying balance sheets of Midwest Energy Emissions Corp. (the “Company”) (a development stage company) as of December 31, 2010, and the related statements of income, stockholders' equity (deficit), and cash flows for the year then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the cumulative period from December 17, 2008 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 2, 2011

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$99,713	$7,310
Accounts receivable	206,545
Inventory	30,622
Prepaid expenses and other assets	33,234	-
Total current assets	370,114	7,310

Property and Equipment, Net	1,566,697	1,746
License, Net	82,353	88,236
Prepaid expenses	43,019	-
Total assets	$2,062,183	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$368,908	$125,000
Accrued legal and consulting fees	656,507	-
Advances payable - related party	951,034	402,389
Convertible note payable of discontinued operations	50,000	-
Notes payable	150,000	-
Current liabilities of discontinued operations	430,973	-
Advances payable -related party of discontinued operations	169,984	-
Total current liabilities	2,777,406	527,389

Total liabilities	2,777,406	527,389

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
32,678,650 shares issued and outstanding as of December 31, 2011
27,085,571 shares issued and outstanding at December 31, 2010	32,679	27,086
Additional paid-in capital	9,251,529	45,132
Deficit accumulated during development stage	(9,999,431)	(502,315)

Total stockholders' deficit	(715,223)	(430,097)

Total liabilities and stockholders' deficit	$2,062,183	$97,292

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	December 17, 2008 (Inception) Through December 31, 2011

Revenues	$458,080	$7,000	$772,105

Costs and expenses:
Cost of goods sold	443,925	-	443,925
Operating expenses	255,026	-	497,101
License maintenance fees	150,000	100,000	300,000
Marketing and development	764,046	125,834	889,880
Selling, general and administrative expenses	3,901,337	103,076	4,034,294
Professional fees	805,852	149,655	971,326
Impairment of goodwill	3,555,304	-	3,555,304

Total costs and expenses	9,875,490	478,565	10,691,830

Operating loss	(9,417,410)	(471,565)	(9,919,725)

Other expense
Interest expense	(54,257)	-	(54,257)

Total other expense	(54,257)	-	(54,257)

Net loss from continuing operations	(9,471,667)	(471,565)	(9,973,982)

Net loss from discontinued operations	(25,449)	-	(25,449)

Net loss	$(9,497,116)	$(471,565)	$(9,999,431)

Net loss per common share - basic and diluted:

Continuing operations	$(0.32)	$(0.02)
Discontinued operations	-	-
	$(0.32)	$(0.02)

Weighted average common shares outstanding	29,331,788	18,951,030

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	December 17, 2008 (Inception) Through December 31, 2011
Cash flows from operating activities
Net loss	$(9,497,116)	$(471,565)	$(9,999,431)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	3,423,800	63,600	3,487,400
Stock issued for services	763,023	-	763,023
Amortization of license fees	5,883	5,882	17,647
Depreciation expense	16,743	45	16,788
Impairment of goodwill	3,555,304	-	3,555,304
Change in assets and liabilities
Increase in accounts receivable	(206,545)	-	(206,545)
Increase in inventory	(30,622)	-	(30,622)
Increase in prepaid expenses and other assets	(74,377)	-	(74,377)
Increase (decrease) in accounts payable and accrued liabilities	730,994	(28,216)	855,994
Decrease in accounts payable attributable to discontinued operations	(147,301)	-	(147,301)
Net cash used in operating activities	(1,460,214)	(430,254)	(1,762,120)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	11,150	-	11,150
Purchase of equipment	(1,404,567)	(1,791)	(1,406,358)
Net cash used in investing activities	(1,393,417)	(1,791)	(1,495,208)

Cash flows from financing activities
Net proceeds from related party advances	548,645	434,904	951,034
Proceeds from note payable	150,000	-	150,000
Proceeds from the issuance of preferred stock, net	483,500	-	483,500
Proceeds from the issuance of common stock, net	1,763,889	4,451	1,772,507
Net cash provided by financing activities	2,946,034	439,355	3,357,041

Net increase in cash and cash equivalents	92,403	7,310	99,713

Cash and cash equivalents - beginning of period	7,310	-	-

Cash and cash equivalents - end of period	$99,713	$7,310	$99,713

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,687	$-	$2,687
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$169,421	$-	$169,421

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Reverse Merger

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest Energy Emissions , the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving.  Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.  See Note 4 for further discussion.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, the Company (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, and (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”) and changed the number of our authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000.

Midwest Energy Emissions Corp

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

• Youth Media (BVI) Ltd.
• Youth Media (Hong Kong) Limited
• Youth Media (Beijing) Limited
• Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the consolidated financial statements.  The Company does not expect to derive any revenues from the discontinued entity in the future and does not expect to incur any significant ongoing operating expenses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains its cash in one account with one financial institution, which at times may exceed federally insured limits.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2011, the Company capitalized $57,421 of interest in connection a capital expansion project.

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

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. In conjunction with our reverse merger, the Company evaluated the carrying amount of the resulting goodwill and determined that the entire amount of goodwill of $3,555,000 was impaired.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and debt.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

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

The Company generated revenues of $458,000 and $7,000 for the years ended December 31, 2011 and 2010, respectively.  The Company generated revenue for the year ended December 31, 2011 by delivering product to its first commercial customer for use in the system commissioning process in preparation for the system launch in 2012.  The Company generated all revenue for the year ended December 31, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  The Company recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at December 31, 2011 or 2010.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and three state jurisdictions.  The Company is no longer subject to U.S. federal examinations for years prior to 2008 or state tax examinations for years prior to 2007.  Prior to the Reverse Merger, the Company was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of December 31, 2011 or 2010, because the Company incurred net losses and basic and diluted loss per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of December 31, 2011 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the year ended December 31, 2011, 100% of the Company’s revenue related to one customer.  At December 31, 2011, 100% of the Company’s accounts receivable related to one customer

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations , which, if comparative consolidated financial statements are presented, requires the supplemental pro forma disclosure of revenue and earnings to be presented as if the business combination had occurred at the beginning of the comparable prior annual reporting period only.  This standard also expands the supplemental pro forma disclosures required under FASB ASC Topic 850, Business Combinations , to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings.  This standard is effective for the Company for any business combinations completed after January 1, 2011.  The Company adopted the provisions of this standard during the first quarter of 2011.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This standard will become effective for the Company on January 1, 2012.  The Company does not expect that the adoption of this standard will have a material impact when applied prospectively on the Company’s consolidated financial statements or required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The Company does not expect that the adoption of this standard will have a material impact on  the Company’s consolidated results of operations, cash flows, and financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment.    This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements or required disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,  which defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 remain unchanged.

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through December 31, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $9,999,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is converting some of its short term liabilities to long term convertible debt-to-equity and intends to raise near term financing to fund future operations through a convertible debt-to-equity offering. The Company also intends to raise additional  equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Reverse Merger

Merger Agreement

On June 21, 2011, the Company entered into a Merger Agreement with Midwest Energy Emissions pursuant to which at closing the Merger Sub, would merge into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (“Acquisition”).  The Merger closed effective on June 21, 2011.

As a result of the Acquisition, the former stockholders of Midwest Energy Emissions received an aggregate number of shares of China Youth Media common stock constituting approximately 90% of the outstanding shares of China Youth Media common stock, after giving effect to the Acquisition.  Warrants and options to purchase China Youth Media common stock that were outstanding prior to the Acquisition remained outstanding following the Acquisition. These consist of warrants to purchase a total of 24,092 shares of China Youth Media common stock with prices ranging from $3.30 to $9.00 and options to purchase a total of 371,818 shares of China Youth Media common stock with prices ranging from $14.30 to $22.

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, on July 6, 2011, the Company issued 45,455 shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.  The shares were valued at $77,500.  The Lebrecht Group, APLC received a cash fee of $22,315 and 18,258 shares of common stock as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $31,130.  Total transactions costs incurred in connection with the Merger Agreement were $318,835.

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting as a reverse acquisition.  In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (Midwest Energy Emissions) plus the fair value of the net assets of the accounting acquiree (China Youth Media).  Further, under the purchase method, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values and the excess of the purchase price over the estimated fair value of the identifiable net assets is allocated to any intangible assets with the remaining excess purchase price over net assets acquired allocated to goodwill.

The fair value of the consideration transferred in the Acquisition was $2,777,778 and was calculated as the number of shares of common stock that Midwest Energy Emissions would have had to issue in order for China Youth Media shareholders to hold a 10% equity interest in the combined Company post-acquisition, multiplied by the estimated fair value of the Company’s common stock on the acquisition date.  The estimated fair value of the Company’s common stock was based on the offering price of the common stock sold in a private placement of share subscriptions which was completed most recently prior to the merger.  This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors that had been advised of the pending Acquisition and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

The following table summarizes the Company’s determination of fair values of the assets acquired and the liabilities as of the date of acquisition.

Consideration - issuance of securities	$2,777,778
Cash	$11,150
Prepaid expenses and other assets	3,876
Fixed assets	5,706
Accounts payable and accrued liabilities	(748,258)
Notes payable	(50,000)
Goodwill	3,555,304

Total purchase price	$2,777,778

The Company performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired.  At that time, the Company recorded a charge to operations for the amount of the impairment of $3,555,304.

Note 5 - Property And Equipment, Net

Property and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Equipment & Installation	$1,547,559	$1,312
Office equipment	23,941	-
Computer equipment	11,985	479
Total Equipment	1,583,485	1,791

Less: accumulated depreciation	16,788	45
Property and equipment, net	$1,566,697	$1,746

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706.  The Company uses the straight-line method of depreciation over 3 to 10 years.  During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington.  This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option.  The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal.  During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $16,743 and $45, respectively.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  The patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008.

The Company paid $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $1,000,000 for the assignment of the patents after January 15, 2011 or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents.  The license maintenance fees are $100,000 due January 1, 2010, $150,000 due January 1, 2011 and $200,000 due January 1, 2012 and each year thereafter.  The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid.

The Company is required to pay the licensor 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees.  Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor.

License costs capitalized as of December 31, 2011 and 2010 are as follows:

	2011	2010
License	$100,000	$100,000
Less: accumulated amortization	17,647	11,764
License, net	$82,353	$88,236

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  During the period ended December 31, 2011 and 2010, amortization expense charged to operations was $5,883 and $5,882, respectively.  Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense at December 31, 2011 was $3,036.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of December 31, 2011.  Interest expense at December 31, 2011 was $1,338.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of December 31, 2011.   Interest expense at December 31, 2011 was $1,350.

Note 9 - Advances Payable – Related Party

As of December 31, 2011 and 2010, the Company had advances payable totaling $951,034 and $402,389 respectively, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at December 31, 2011 and 2010 was $87,077 and $0, respectively.

 Note 10 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at December 31, 2011 and 2010 was $8,114 and $0, respectively.

Note 11 – Commitments and Contingencies

As discussed in Note 6, the Company has entered in an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” that requires minimum license maintenance costs.  The Company is planning on using the intellectual property granted by the patents for the foreseeable future.  The license agreement is considered expired on the October 14, 2025, the date the patent expires.  Future minimum maintenance fee payments are as follows:

Years ended December 31,
2012	$200,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,800,000
$2,800,000

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011.  The lease provides for the option to extend the lease on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

On October 18, 2011, the Company entered into a 39-month lease for office space in Worthington, Ohio, commencing November 15, 2011.  The lease provides for the option to extend the lease under its current terms for three additional years.  Rent is abated for the first three months of the lease.  Rent  is $1,933 per month for months four through fifteen, $1,968 for months 16 through twenty-seven and $2,002 for months twenty-eight through thirty-nine.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

Years ended December 31,
2012	$43,098
2013	46,343
2014	37,257
2015	4,004
Thereafter	-
$130,702

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $23,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively and approximately $25,000 from inception to December 31, 2011.

Fixed Price Contract

The Company’s contract with its customer contains a fixed price for product three years. This contract exposes the company to the potential risks associated with rising material costs during that same period.

Note 12 – Equity

The Company was established with two classes of stock, common stock – 100,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Series B Convertible Preferred Stock

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of the Company’s newly created Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock is convertible into 3,012,550,000 (27,386,826 post Reverse Stock Split) shares of our common stock.

On December 18, 2008, Midwest Energy Emissions entered into a stock subscription agreement for the issuance 8,618 voting shares of common stock due from the Company’s founder, Richard MacPherson, the Company’s then President.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

On October 8, 2009, Midwest Energy Emissions collected $4,167 ($1 per share) due from the Midwest Energy Emissions’ founder, Richard MacPherson, the Company’s then President, and issued 4,167 shares.  These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

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

Series C Convertible Preferred Stock

On September 12, 2011, the Company created a third series of preferred stock consisting of 200 authorized shares and was designated as the “Series C Convertible Preferred Stock”.  Each share of Series C Convertible Preferred Stock is convertible into 10,000 shares of our common stock.

On September 13, 2011, the Company issued 30 units of Series C Convertible Preferred Stock to investors for $300,000 or $10,000 per unit.

From September 23 through September 30, 2011, the Company issued 11 units  of Series C Convertible Preferred Stock to investors for $110,000 or $10,000 per unit.

On October 7, 2011, the Company issued 9.75 units of Series C Convertible Preferred Stock to investors for $97,500 or $10,000 per unit.

Conversion of Series B and Series C Preferred Stock to Common Stock

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, the Company effected a Reverse Stock Split and as a result, all outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converted into shares of common stock.

Common Stock

From October 28 through October 30,  2011, the Company sold 663,636 shares of its common stock to unaffiliated accredited investors for $605,799 or $0.913 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

From October 30 through December 31,  2011, the Company sold 1,013,662 shares of its common stock to unaffiliated accredited investors for $1,013,662 or $1.00 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

As of December 31, 2011, the Company had committed to issue Beijing Consultancy & Development Limited 172,728 shares to satisfy a grant of shares that remained unissued as of the Merger.  These shares were valued at $152,018 and were issued on March 16, 2012.

As of December 31, 2011 the Company had committed to issue Troy Grant 175,000 shares to settle accrued consulting services performed in 2011.  These shares were valued at 271,250 and were issued on March 29, 2012.

As of December 31, 2011 the Company had committed to issue Jana Stover 68,468 shares to settle accrued consulting services performed in 2011.  These shares were valued at 106,125 and have not been issued.

Note 13 - Stock Based Compensation

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

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan from 15,000,000 shares to 50,000,000.  The total number of shares subject to the Stock Plan was revised to 454,545 shares by the Reverse Stock Split.

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated financial statements over the vesting period based on the estimated fair value of the awards.

A summary of stock option activity for the year ended December 31, 2011 is presented below:

			Oustanding Options
			Weighted	Weighted
	Shares			Average	Aggregate
		Number of	Average	Remainign
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Price	Life (years)	Value
June 21, 2011	82,727	371,818	14.44	7.8	-
Grants	-	-	-	-	-
Cancellations	86,360	86,360	-	-	-
December 31, 2011	169,087	285,458	14.44	7.3	-
Options exercisable at:
June 21, 2011		371,818	14.44	7.3
December 31, 2011		285,458	14.44	7.3

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

In connection with the transactions contemplated by the Merger Agreement, and pursuant to Midwest Energy Emissions’ obligations under a Business Consulting Agreement dated March 18, 2011, on July 6, 2011, the Company issued 45,455 shares of our common stock to Eastern Sky, LLC as compensation for consulting services rendered in connection with the transaction.  The shares were valued at $77,500.

On July 6, 2011, the Company issued 18,258 shares of our common stock to The Lebrecht Group, APLC as compensation for legal services rendered in connection with the Merger Agreement.  The shares were valued at $31,130.

Effective as of October 10, 2011, the Company and Richard H. Mr. Gross entered into an employment agreement pursuant to which Mr. Gross agreed to be employed by the Company as Chief Financial Officer for a period of one year which may be renewed subject to the approval by the Board.  The Company also agreed to issue Mr. Gross 50,000 shares of common stock as a signing bonus one year from the effective date of the employment agreement. Since the shares are fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $93,500 in accordance with FASB ASC Topic 718.

Effective as of October 17, 2011, the Company and John F. Norris, Jr. entered into an employment agreement pursuant to which Mr. Norris agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to issue Mr. Norris 1,500,000 shares of common stock as a signing bonus, of which 500,000 shares will be issued on October 1, 2012, 500,000 shares will be issued on October 1, 2013, and 500,000 shares will be issued on October 1, 2014, or upon a change of control of the Company.  Since the shares become fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $2,805,300 in accordance with FASB ASC Topic 718.

Effective as of November 1, 2011, the Company and R. Alan Kelley entered into an employment agreement pursuant to which Mr. Kelley agreed to be employed by the Company as President and Chief Operating Officer for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to issue Mr. Kelley 500,000 shares of common stock as a signing bonus one year from the effective date of the employment agreement or upon a change of control of the Company.  Since the shares become fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $525,000 in accordance with FASB ASC Topic 718.

Note 14 - Warrants

As a result of the reverse merger, the Company has warrants outstanding from September 2008, in which China Youth Media, Inc. entered into subscription agreements with Year of the Golden Pig, LLC and with Mojo Music, Inc., in which the Company issued an aggregate of 4 Units, with each Unit consisting of a $100,000 principal amount of a 12% Convertible Promissory Note due three years from its issuance and 3,182 Common Stock Purchase Warrants outside of its 2005 Plan, with each Warrant entitling the holder thereof to purchase at any time beginning from the date of issuance through five years thereafter one share of Common Stock at a price of $9.90 per share.  These notes were settled in connection with the Merger.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of 7 seven years to purchase 11,364 shares of common stock with an exercise price of $3.30 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2011, the Company granted Global Maxfin Capital Inc. (“Global”), as consideration for fund raising services on behalf of the Company, a vested warrant with a term of five years to purchase 24,000 shares of common stock with an exercise price of $1.00 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Based on a Black-Sholes Valuation model these warrants had a value of $18,139 which was recorded as syndication costs and deducted from the proceeds of the funds raised by Global.

The following table summarizes information about common stock warrants outstanding at December 31, 2011:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$9.90	7,955	1.66	$9.90	7,955	$9.90
9.90	4,773	1.75	9.90	4,773	9.90
3.30	11,364	4.36	3.30	11,364	3.30
1.00	24,000	4.82	1.00	24,000	1.00
$1.00 - $9.90	48,092	3.89		48,092

Note 15 - Tax

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2011	2010
Computed tax at the federal statutory rate of 34%	$(3,229,000)	$-
Impairment of nondeductible goodwill	1,209,000	-
Other	11,000	-
Valuation allowance	2,009,000	-
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2011	2010
Deferred tax assets:
Accrued compensation	$1,417,000	$-
Net operating loss carryforwards	2,492,000	-
Deferred tax liabilities:
Valuation allowance	(3,909,000)	-
Net deferred tax assets (liabilities	$-	$-

For the year ended December 31, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  For the year ended December 31, 2010, the Company was an S corporation and income and losses were passed through to the stockholders.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011, the Company had approximately $7,330,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing) Limited and Rebel Crew Films, Inc.  Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statement of operations.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

 Results for discontinued operations for the period from June 21, 2011 to December 31, 2011 are as follows:

2011
China Youth Media, Inc.	$10,114
Youth Media (Hong Kong)	2,050
Youth Media (Beijing)	13,285
Net loss from discontinued operations	$25,449

Assets and liabilities of discontinued operations were comprised of the following at December 31, 2011:

2011
Accounts payable and accrued expense	$430,973
Related party note payable	169,984
Convertible note payable	50,000
Total liabilities	$650,957

Note 17  – Supplemental Pro Forma Information

The table below summarizes net loss for the periods shown as though the Acquisition occurred as of January 1, 2010:

	For the Year
	Ended December 31,
	2011	2010
Net loss	$(5,719,703)	$(4,272,657)

The pro forma net loss has been adjusted for the following:

1.
Elimination of Acquisition costs incurred during the year ended December 31, 2011 of $319,000 which are assumed to have been incurred prior to January 1, 2010 for the purpose of presentation in the pro forma statement of operations.

2.
Recognition of an additional $77,000 and $246,000 of net loss from discontinued operations for the operations of China Youth Media, Inc., in the years ended December 31, 2011 and 2010, respectively.  These loses are operational costs were associated of the subsidiaries that are in process of being dissolved (see Note 1) which is assumed to have begun as of January 1, 2010 for the purpose of pro forma presentation.

3.
Elimination of the $3,555,000 of impairment expense for the year ended December 31, 2011 as amount is related to the impairment of goodwill which is assumed to have occurred prior to January 1, 2010 for the purpose of pro forma presentation.

4.
Prior to the reverse merger, Midwest Energy Emissions Corp. was taxed as an S corporation and therefore income and losses were passed through to the stockholders. Upon completion of the reverse merger, Midwest Energy Emissions Corp. became a taxable C corporation. However, this pro forma does not include an income tax accrual due to the significant losses and a 100% valuation allowance applied against net deferred tax assets.

Note 18  – Subsequent Events

The Company has evaluated subsequent events through April 11, 2012, the date that the consolidated financial statements were available to be issued.

On February 23, 2012, Midwest Energy Emission Corp. (“MEEC”) entered into a letter agreement with Jacob Securities Inc. (“Jacob”) to arrange either an equity financing, a private placement, or a merger or acquisition transaction for up to $10 million (each, a “Potential Transaction”).  Pursuant to the letter agreement MEEC engaged Jacob to act as the lead and sole financial advisor to MEEC in connection with the Potential Transaction.  Under the letter agreement, which has a six month term, MEEC agreed to pay Jacob a cash commission equal to 7% of the gross proceeds raised and issue broker warrants to Jacob entitling Jacob to acquire 7% of the securities sold under the same terms as the original issuance for a period of 24 months after the closing thereof.  The letter agreement also contains a conditional obligation by MEEC to grant a right of first refusal to Jacob to act as a lead underwriter or agent in future equity financings and merger and acquisition transactions and contains customary provisions, including indemnity obligations on part of MEEC, for agreements of its type.  If any MEEC securities are offered under the letter agreement the securities offered will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In addition, no decisions have been made by MEEC or the Board of Directors regarding the terms of any Potential Transaction and there can be no assurance that MEEC will be able to reach an agreement regarding a Potential Transaction or that a Potential Transaction will be completed in the future.

On March 19, 2012, the Company issued 172,728 shares pursuant to an Acknowledgment and Agreement dated March 16, 2012 with Beijing Consultancy & Development Limited to satisfy a grant of shares that remained unissued as of the Merger.

On March 29, 2012, the Company and Troy Grant entered into a letter agreement pursuant to which Mr. Grant was issued 175,000 shares to settle accrued consulting services performed in 2011.

From January 1 through April 11, 2012, the Company sold 213,500 shares of its common stock to unaffiliated accredited investors for $213,500 or $1.00 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On January 9, 2012, the Board of Directors of MEEC approved the appointment of Schneider Downs & Co., Inc. (“Schneider”) as MEEC’s independent accountant for the fiscal year ending December 31, 2011.  Schneider replaces Tarvaran, Askelson & Company, LLP (“TA&C”), who was dismissed as MEEC’s independent accountant effective January 10, 2012.  MEEC’s Board of Directors considered the matter and approved the change in MEEC’s outside public accounting firm.  The Board of Directors’ primarily reason for the change in the Company’s accounting firms was the need to have a firm in close proximity to the Company’s current principal executive offices in Worthington, Ohio.

In connection with the audits of MEEC’s financial statements for each of the two fiscal years ended December 31, 2010 and in the subsequent interim period, there were no disagreements with TA&C on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of TA&C, would have caused TA&C to make reference to the matter in its report.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the evaluation of the effectiveness of our disclosure controls and procedures by our management, our Chief Financial Officer, who was appointed by the Board of Directors on October 10, 2011, identified the following control deficiencies as material weaknesses as of and during the year ended December 31, 2011:

•
The Chief Financial Officer determined that the Company’s financial reporting review control did not detect that certain transactions had been recorded in error during the preceding periods. The detection of these errors was contained in the Company’s Current Report on Form 8-K as filed with the Commission on November 4, 2011.

•
The Company did not receive necessary documentation from the previous management of the acquired entity to appropriately record and report on the Merger dated June 21, 2011 in a timely manner.  Upon review of the documents once received, the Chief Financial Officer determined that the accounting for the reverse merger in June 2011 was not recorded in accordance with U.S. GAAP.  This was reported to the SEC on Form 8-K on March 27, 2012.

Because of the material weaknesses, the Company took the following actions so that its consolidated financial statements as of, and for the year then ended December 31, 2011, are presented in accordance with US GAAP.  These actions include (i) a thorough review of the transactions made during the year for proper classification and (ii)  analyses and review of Company documentation from previous management once received.

The Company believes that because of the procedures described above, combined with the effectiveness of the company’s other ongoing internal controls and processes, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the Company’s internal control over financial reporting, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2011. Management determined that at December 31, 2011, the Company had a material weakness related to its control environment because it did not maintain sufficient controls over the entry of transactions and compilation of financial statements prior to the appointment of the Chief Financial Officer on October 10, 2011 and the Company did not receive necessary documentation from the previous management of the acquired entity to appropriately record and report on the Merger dated June 21, 2011 in a timely manner.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the Internal Control—Integrated Framework issued by COSO.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through the recent appointment of our newly retained Chief Financial Officer and improved supervision and training of our accounting staff.  The Board of Directors appointed Schneider Downs & Co., Inc. as our registered independent public accounting firm on January 9, 2012 and will discuss their recommendations on controls and procedure that can be implemented as well. We believe that these efforts will be sufficient to fully remedy these deficiencies and will improve and strengthen our control processes and procedures.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the company’s internal control over financial reporting during the year that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identities and employment history of Midwest Energy Emissions Corp. directors and executive officers and other information concerning the directors and executive officers of Midwest Energy Emissions Corp. and relating to corporate governance is set forth below.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
John Norris, Jr.	62	CEO, Chairman, Director
Richard MacPherson	56	Director
Jay Rifkin	56	Director
Alan Kelley	59	President, COO
Richard Gross	41	Vice President & CFO
Marcus Sylvester	50	Vice President of Sales

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.  There are no family relationships among any of our directors and executive officers.

Code of Ethics

Midwest Energy Emissions Corp. has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer.  A copy of the Code is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp.’s Investor Relations department, 500 W. Wilson Bridge Road, Suite 140, Worthington, OH 43085 or (614) 515-6115.

Directors and Executive Officers

John F. Norris, Jr., 62, has been Chief Executive Officer and Director since June 21, 2011.  On October 12, 2011, Mr. Norris was elected by the Board of Directors to be Chairman of the Board. Mr. Norris has decades of demonstrated experience at the senior executive level. He has an industry-proven ability in successfully building new services companies.  Mr. Norris has many years of significant public company experience, and has been instrumental in managing over a dozen successful mergers and acquisitions in his career.  His experience includes both COO and CEO positions at mid-size companies, as well as Senior Executive positions in major corporations with direct operational responsibility of tens of billions of dollars in assets, billions of dollars in annual revenues, and over 8,000 employees. In addition, he has experience as a Director of public companies and non-profit organizations.

From 2006 until his retirement in 2010, Mr. Norris was Director, President and CEO at Fuel Tech, Inc., a publicly traded, global air pollution control technology company. Prior to Fuel Tech, Inc. he held executive positions at American Electric Power (“AEP”), including Senior Vice President of Operations and Technical Services. AEP is an electric service, generation, transmission, and distribution company.  Previous to that, Mr. Norris was President and COO of the American Bureau of Shipping (ABS) Group, a world leader in providing safety, risk, technical and performance management services to oil and gas, power, maritime and government clients.  Prior to ABS, Mr. Norris held multiple positions at Duke Energy Corporation, including President and CEO of Duke Engineering & Services, Inc. and Corporate Senior Vice President, Chairman and CEO of Duke Energy Global Asset Development.  Prior to Duke Energy, Mr. Norris was in the USAF where he flew fighters (F-4 and A-10), twice earning the Meritorious Service Medal and the Commendation Medal.   He received his B.S. degree in Nuclear Engineering from North Carolina State University (varsity football player) and completed the Executive Management Program at Duke University’s Fuqua School of Business.  Mr. Norris is a licensed Professional Engineer and a member of the National Coal Council.

Richard A. MacPherson, 56, became a Director on June 21, 2011.  Mr. Macpherson is the founder of Midwest and had been its Chief Executive Officer since 2007. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring Midwest’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Jay Rifkin, 56, has been a Director of the Board since 2006. Mr. Rifkin was CEO of China Youth Media, Inc. from 2005 until June 21, 2011, resigning from that position effective with the merger with Midwest.   Since 2004, he has been the sole Managing Member of Rebel Holdings, LLC. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company (which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001). Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s The Lion King, and received a Tony nomination for The Lion King on Broadway. In 1988 to 2004, Mr. Rifkin was a founder and served as CEO of Media Ventures, LLC, an entertainment cooperative based in Los Angeles, California.

Alan Kelley, 59, has been President and Chief Operating Officer since November 1, 2011.  Mr. Kelley has over 35 years’ experience in the electric utilities business having held positions as President, CEO, Senior Vice President, as well as various executive and senior management positions for coal-fired power plants.

Before joining MEEC, Mr. Kelley was retired (March 2011 to November 2011).  Prior to that, Mr. Kelley was President and CEO of Grand Bahama Power Company, an electric power generation company to the island of Grand Bahama, from November 2009 to March 2011.   Prior to this, he was enjoying his retirement (August 2008 to March 2011) from Ameren Corporation. At Ameren Corporation, Mr. Kelley held several positions during a 34-year span (June 1974 to August 2008) at Ameren Corporation; a Fortune 500 company with assets of $23 billion, including Senior Vice President-Generation and President, Chairman & CEO of Ameren’s deregulated generating company, Ameren Energy Resources.  Concurrent with this service at Ameren, Mr. Kelley was Chairman, President and CEO at Electric Energy, Inc.  He has many years of extensive public company experience as well as demonstrated success in multiple “turnarounds” of underperforming businesses.  In addition, Mr. Kelley has international experience in developing and implementing return-on-investment regulatory structures.  Mr. Kelley was Chairman of the Association of Edison Illuminating Companies Generation Committee, whose members represent over half of the generating facilities nationally and Chairman of the Mid-America Interconnected Network Regional Reliability Council. He is a former member of the Board of Directors of the North American Electric Reliability Council. Mr. Kelley has a Bachelor of Science in Electrical Engineering from the University of Illinois and an MBA from the University of Missouri, in addition to having completed the Public Utility Executive Program at the University of Michigan.

Richard Gross, 41, has been Vice President and Chief Financial Officer since October 10, 2011.  Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for local companies until October 2011.

Mr. Gross has held CFO and CPA roles for over 15 years. In his most recent position as CFO at S&G Manufacturing Group, a provider of design, engineering, fabrication and installation solutions to diverse industries including food service, healthcare and retail (June 2009 to October 2011), Mr. Gross’ involvement was instrumental in turning around the company’s profitability. He successfully devised and implemented internal changes to adjust both the size of the company as well as its processes during a corporate restructuring effort. Prior to his position with S&G Manufacturing Group, Mr. Gross was the Associate Vice President of Business Development at JMAC, Inc., a private equity firm (April 2006 to March 2009), as well as the Controller for the Columbus Blue Jackets, a professional ice hockey team (June 2000 to April 2006) during its transition from a developmental stage enterprise into a full member of the National Hockey League.  Mr. Gross is experienced in successful mergers having provided financial analysis as well as managing their financial negotiations. He began his career as an accountant at a private accounting firm where he performed attestation and tax services for a wide range of private and publicly-listed firms valued up to $1 billion.  Mr. Gross has a B.A. degree in Accounting from Otterbein University and became a Certified Public Accountant (CPA) shortly thereafter.

Marc Sylvester, 51, has been Vice President of Sales since August, 2011.  He is a seasoned professional in business development and sales in the air pollution and control industry for over 20 years.  Prior to MEEC, from December 2005 to August 2011, he was the Western Regional Sales Manager for the Fuel Chem Division, as well as the Western Canada Air Pollution Control Sales Manager of Fuel Tech, Inc., where he was responsible for the development, sales, and implementation of slag mitigation control programs at coal-fired utilities in the Western U.S. and Canada. Prior to Fuel Tech, Mr. Sylvester held various sales and sales management positions over 16 years with Nalco Chemical Company and Johnson Controls.  Mr. Sylvester has a B.S. degree in Biology with minors in Chemistry, Military History and Humanities.

Audit Committee

The Board of Directors has not appointed an Audit Committee.

Financial Experts

The Board of Directors has not appointed any directors as ”audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Board of Directors has not appointed a Compensation Committee.

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2011; all the reporting persons complied with all applicable filing requirements.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation for 2010 and 2011 of (i) the principal executive officer (“PEO”) and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000, (together with the PEO, the “named executive officers”):

Name, Position	Year	Salary ($)	Stock Awards ($) (4)	All Other Compensation ($)	Total ($)
John Norris, Chairman & CEO (1) (5)	2011	$30,000	2,805,000	60,000	$2,895,000
Alan Kelley, President & COO (2)	2011	$40,000	525,000	-	$565,000
Rich Gross. Vice President & CFO (3)	2011	$23,750	93,500	-	$117,250
Richard MacPerson (6)	2011	$-	-	100,000	$100,000
Jay Rifken (7)	2011	$-	-	20,625	$20,625
Jay Rifken	2010	$-	-	70,000	$70,000

(1)	Mr. Norris was appointed Chief Executive Officer in June 2011 and Chairman of the Board in October 2011
(2)	Mr. Kelley was appointed Chief Operating Officer and President in November 2011
(3)	Mr. Gross was appointed Chief Financial Officer and Vice President in October 2011
(4)
Represents the dollar amount recognized for financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements.  There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized.   The following table provides certain information concerning the shares to be issued to the executive officers as of December 31, 2011:

	Number of
	Shares to be	Share Issue
Name	issued	Date
John Norris	500,000	10/1/2012
	500,000	10/1/2013
	500,000	10/1/2014
Alan Kelley	500,000	11/1/2012
Rich Gross	50,000	10/10/2012

(5)	Mr. Norris, prior to employment, was hired as a consultant for the Company. He earned $60,000 of which $40,000 has been paid as of December 31, 2011.
(6)	Mr. MacPherson was appointed President as of the Merger on June 21, 2011 and served as such until November 1, 2011.
(7)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005. He served as such until the Merger on June 21, 2011.

Employment Agreements with Executive Officers

Effective as of October 10, 2011, the Company and Mr. Richard H. Gross entered into an employment agreement pursuant to which Mr. Gross agreed to be employed by the Company as Chief Financial Officer for a period of one year which may be renewed subject to the approval by the Board.  During the period of employment, Mr. Gross shall receive an annual base salary equal to $114,000.  Mr. Gross shall also be entitled to participate in all corporate 401k programs and health benefit plans instituted by the Company and yearly structured bonuses to be reviewed and approved by the Board.  The Company also agreed to issue Mr. Gross 50,000 shares of common stock as a signing bonus one year from the effective date of the employment agreement.

Effective as of October 17, 2011, the Company and John F. Norris, Jr. entered into an employment agreement pursuant to which Mr. Norris agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years which may be renewed subject to the approval by the Board.  During the period of employment, Mr. Norris shall receive an annual base salary equal to $180,000.  Mr. Norris shall also be entitled to participate in all corporate 401k programs and health benefit plans instituted by the Company and yearly structured bonuses to be reviewed and approved by the Board.  The Company also agreed to issue Mr. Norris 1,500,000 shares of common stock as a signing bonus, from which 500,000 shares will be issued on October 1, 2012; 500,000 shares will be issued on October 1, 2013; and 500,000 shares will be issued on October 1, 2014, or upon a change of control of the Company.

Effective as of November 1, 2011, the Company and R. Alan Kelley entered into an employment agreement pursuant to which Mr. Kelley agreed to be employed by the Company as President and Chief Operating Officer for a period of three years which may be renewed subject to the approval by the Board.  During the period of employment, Mr. Kelley shall receive an annual base salary equal to $240,000.  Mr. Kelley shall also be entitled to participate in all corporate 401k programs and health benefit plans instituted by the Company and yearly structured bonuses to be reviewed and approved by the Board.  The Company also agreed to issue Mr. Kelley 500,000 shares of common stock as a signing bonus one year from the effective date of the employment agreement or upon a change of control of the Company.

Compensation to Directors

During 2011, the Company did not compensate any of its non-executive directors in cash.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

The following table provides certain summary information concerning the compensation paid to directors, other than John Norris (our Chairman and Chief Executive Officer), during 2011.  All compensation paid to Mr. John Norris is set forth in the table under, “Executive Compensation.”

Director Compensation
	Fees Earned			All Other
Name	of Paid in	Stock	Option	Compensation	Total ($)
	Cash ($)	Awards ($)	Awards ($)	($)
Richard MacPherson	$-	-	-	-	$-
Jay Rifkin	$-	-	-	-	$-

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLD MATTERS

The following table sets forth certain information, as of December 31, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of
	Beneficially	Common
Name of Beneficial Owner (1)	Owned (2)	Stock (2)
John Norris	-
Alan Kelley	-
Rich Gross	-
Richard MacPherson (3)	21,467,305	65.69%
Jay Rifkin (4)	1,698,843	5.20%
Macaya Ecopreneur Ventures Corp (5)	2,738,682	8.38%

All named executive officers and directors
as a group (5 persons)	23,166,148	70.89%
___________
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Midwest Energy Emissions Corp, 500 West Wilson Bridge Road, Suite 140, Worthington, OH 43085.

(2)
Applicable percentage ownership is based on 32,678,250 shares of common stock outstanding as of December 31, 2011 plus, each stockholder, any securities that stockholder has the right to acquire within 60 days of December 31, 2011 pursuant options, warrants, conversion privileges or other rights.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 21,467,305 shares, which as of December 31, 2011, were owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member.  The address for 3253517 Nova Scotia Limited is PO Box 730, 1300-1969 Upper Water Street, Halifax, NS Canada B3J 2V1.

(4)
Includes: (a) 361,585 shares owned by Mojo Music Inc. and 998,128 shares owned by Rebel Holdings, LLC of which Mr. Rifkin is the sole managing member of both companies; and (b) 339,130 shares owned directly by Mr. Rifkin. Mr. Rifkin’s address is 12237 Sunset Pkwy, Los Angeles, CA 90064.

(5)	Macaya Ecopreneur Ventures Corp.’s address is 141 Blackburn Avenue, Ottawa, Ontario K1N 8A6.

On June 21, 2011, 3253517 Nova Scotia Limited (a company controlled by Richard MacPherson) and Jay Rifkin entered into the Voting Agreement authorizing Jay Rifkin to vote the shares of stock held by 3253517 Nova Scotia Limited on specific matters, namely any amendments to our articles of incorporation, any mergers, sales of substantially all of our assets, and increases in the number of our authorized shares or issuance of any additional shares of preferred stock. The Voting Agreement has a term of the earlier of (i) 24 months from the Closing Date, or (ii) 6 months after we have raised a minimum of $5,000,000, or have achieved an EBITDA of $1,000,000. Notwithstanding the foregoing, the approval of Jay Rifkin is not required for a reverse stock split of our Common Stock at a ratio up to 1-for-61.

In addition, on June 21, 2011, Richard MacPherson entered into the Nomination Agreement providing that for a period limited to the earlier of (i) 24 months, or (ii) 6 months after we have raised a minimum of $5,000,000, or have achieved an EBITDA of $1,000,000, he (A) will, at any time that directors are to be elected, use his best efforts to cause the Board of Directors to nominate and recommend Jay Rifkin as a proposed member of the Board of Directors, and (B) shall in his capacity as a stockholder cause any stockholder in which he is an affiliate, at any time directors are to be elected, to vote in favor of the election of Jay Rifkin as a member of the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2011.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding secrurities reflected in column (a))
Plan Category	( a )	( b )	( c )
Equity compensation plans approved by
security holders	285,458	$14.44	169,087

Equity compensation plans not approved by
security holders (See Item 11 - Executive Compensation)	2,050,000	-	-

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

One of our directors, Richard MacPherson, is a managing partner of 3253517 Nova Scotia Limited, which as of December 31, 2011 beneficially owned approximately own 65.69% of our common stock. Mr. MacPherson has provided advances to the Company for use as operating capital during 2010 and 2011. These net advances payable to Mr. MacPherson reached a high balance of $1.3 million during 2011 and the balance outstanding was $951,000 and $402,000 as of December 31, 2011 and 2010, respectively. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at December 31, 2011 and 2010 was $87,077 and $0, respectively. The Company has an accrued liability due to Mr. MacPherson of $280,000 as of December 31, 2011 for unpaid consulting fees.

One of our directors, Jay Rifkin, a managing partner of Rebel Holdings, LLC, which as of December 31, 2011  beneficially owned approximately own 5.20% of our common stock. As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Mr. Rifkin. This balance was outstanding as of December 31, 2011. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at December 31, 2011 and 2010 was $8,114 and $0, respectively. The Company agreed to a consulting agreement with Eastern Emissions Consultants Incorporated (“EECI”), a firm that Mr. MacPherson is the controlling principal and President, on January 10, 2012.  The contracts calls for monthly payments of $15,000 to EECI, was effective as of November 1, 2011 and has a term of three years. The Company has an accrued liability due to Mr. Rifkin of $250,000 as of December 31, 2011 for unpaid consulting fees.

The Company contracted with Patrick Glémaud, the controlling principal of Macaya Ecopreneur Ventures Corp. for consulting services in 2011. Mr. Glémaud’s fees totaled $275,000 and $152,000 remained unpaid at December 31, 2011.

Director Independence

Our Board of Directors currently consists of three members.  They are John Norris, Richard MacPherson and Jay Rifkin and none of them are an independent director.  We have determined  they are not independent directors using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., our principal accountants effective January 2012, for the audit of our financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $39,000 for the year ended December 31, 2011.

The aggregate fees billed for professional services rendered by Tarvaran, Askelson & Co., our principal accountants until January 2012, for the audit of our financial statements and for other services normally provided in connection with statutory filings were $11,975 for the year ended December 31, 2010.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2011 and December 31, 2010, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees.”

Tax Fees

For the years ended December 31, 2011 and 2010, we received professional services in the amount of $11,500 and $10,075, respectively, rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

We did not incur any other fees for the years ended December 31, 2011 and December 31, 2010, for professional services rendered by our principal accountants.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors has not appointed an Audit Committee and the full Board therefore handles the duties typically assigned to Audit Committees.  It is the Board's policy to approve in advance all audit and permitted non-audit services to be performed for the Company by its independent registered public accounting firm. All services provided by Schneider Downs & Co., Inc. were authorized and approved by the Board in compliance with the Board's policy.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1) Financial Statements
Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2011 and 2010
Consolidated Statements of Operations for Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

Incorporated by Reference
Filed
Exhibit	Description	Herewith	Form	Filing Date
2.1	Agreement And Plan Of Merger, Dated June 1, 2011		8-K	06/07/11
2.2	Supplemental Agreement To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.3	Acceptance And Waiver To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.4	Escrow Agreement Dated June 21, 2011		8-K	06/27/11
2.5	Certificate Of Merger Dated June 21, 2011		8-K	06/27/11
3.1	Articles of Incorporation (Utah)		10-SB	08/09/01
3.2	Certificate of Incorporation of Digicorp, Inc. (Delaware)		10-QSB	12/13/06
3.3	State of Utah Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation		10-QSB	12/13/06
3.4	State of Delaware Certificate of Merger of Foreign Corporation into a Domestic Corporation		10-QSB	12/13/06
3.5	Certificate of Designation filed with the State of Delaware on May 23, 2008, authorizing our Series A Convertible Preferred Stock consisting of 500,000 shares, each of $.001 par value		8-K	06/04/08
3.6	Certificate of Designation Of The Series B Convertible Preferred Stock		8-K	06/27/11
3.7	Certificate Of Designation Of The Series C Convertible Preferred Stock Of China Youth Media, Inc.		8-K	09/19/11
3.8	Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware effective as of October 16, 2008		8-K	10/06/08
3.9	Certificate Of Amendment to Articles of Incorporation, dated October 7, 2011		8-K	10/14/11
3.10	Bylaws		10-SB	08/09/01
3.11	Amendment No. 1 to Bylaws		8-K	07/21/05
9.1	Voting Agreement Dated June 21, 2011		8-K	06/27/11
9.2	Nomination Agreement Dated June 21, 2011		8-K	06/27/11
10.1	Business Consulting Agreement, Dated March 18, 2011		8-K	08/10/11
10.2	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation	☒
10.3	Employment Agreement between John F. Norris, Jr and Midwest Energy Emissions Corp, dated October 17, 2011*		8-K	11/07/11
10.4	Employment Agreements between R. Alan Kelley and Midwest Energy Emissions Corp, dated October 17, 2011*		8-K	11/07/11
10.5	Employment Agreements between Rchard H. Gross and Midwest Energy Emissions Corp, dated September 19, 2011*		8-K	10/14/11
10.6	Employment Agreements between Marcus A. Sylvester and Midwest Energy Emissions Corp, dated July 25, 2011*	☒
10.7	Letter Agreement Dated March 29, 2011 with Latitude 20, Inc.		8-K/A	01/20/12
10.8	Consulting Agreement between Eastern Emissions Consultants Incorporated (of which Richard MacPherson is the President) and Midwest Energy Emissions Corp, dated January 10, 2012	☒
14.1	Code of Ethics		10-KSB	09/28/05
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document	☒
101.SCH	XBRL Taxonomy Extension Schema Document	☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: April 11, 2012	By:	/s/ JOHNNY F. NORRIS, JR.
Johnny F. Norris, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHNNY F. NORRIS, JR.
Johnny F. Norris, Jr.	Chairman and Chief Executive Officer	April 11, 2012
(Principal Executive Officer)

/s/ RICHARD MACPHERSON
Richard MacPherson	Director	April 11, 2012

/s/ JAY RIFKIN
Jay Rifkin	Director	April 11, 2012

/s/ RICHARD H. GROSS
Richard H. Gross	Vice President and Chief Financial Officer	April 11, 2012
(Principal Financial Officer)