Form 10-Q
period 2012-03-31
Midwest Energy Emissions Corp.
filed 2012-05-11
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,239,878 outstanding as of May 10, 2012.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our  management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors in the Company’s 2011 Form 10-K”.  In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in Midwest Energy Emissions Corp.’s filings and with the Securities and Exchange Commission.

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Condensed Financial Information
Period Ended March 31, 2012

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,980	$99,713
Accounts receivable	-	206,545
Inventory	-	30,622
Prepaid expenses and other assets	93,863	33,234
Total current assets	95,843	370,114

Property and Equipment, Net	1,034,922	1,566,697
License, Net	80,882	82,353
Prepaid expenses	40,584	43,019
Total assets	$1,252,231	$2,062,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$346,478	$368,908
Accrued legal and consulting fees	784,915	656,507
Advances payable - related party	951,034	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	150,000	150,000
Current liabilities of discontinued operations	432,051	430,973
Note payable -related party of discontinued operations	169,984	169,984
Total current liabilities	2,884,462	2,777,406

Total liabilities	2,884,462	2,777,406

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
33,239,878 shares issued and outstanding as of March 31, 2012
32,678,650 shares issued and outstanding at December 31, 2011	33,240	32,679
Additional paid-in capital	9,464,468	9,251,529
Deficit accumulated during development stage	(11,129,939)	(9,999,431)

Total stockholders' deficit	(1,632,231)	(715,223)

Total liabilities and stockholders' deficit	$1,252,231	$2,062,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012

	For the Quarter Ended March 31, 2012 (Unaudited)	For the Quarter Ended March 31, 2011	December 17, 2008 (Inception) Through March 31, 2012

Revenues	$85,540	$-	$857,645

Costs and expenses:
Cost of goods sold	67,013	-	510,938
Operating expenses	12,463	31,156	509,564
License maintenance fees	50,000	37,500	350,000
Marketing and development	63,000	74,828	952,880
Selling, general and administrative expenses	448,238	57,640	4,482,532
Professional fees	146,450	57,522	1,117,776
Impairment of fixed assets	400,000	-	400,000
Impairment of goodwill	-	-	3,555,304

Total costs and expenses	1,187,164	258,646	11,878,994

Operating loss	(1,101,624)	(258,646)	(11,021,349)

Other expense
Interest expense	(27,806)	(9,360)	(82,063)

Total other expense	(27,806)	(9,360)	(82,063)

Net loss from continuing operations	(1,129,430)	(268,006)	(11,103,412)

Net loss from discontinued operations	(1,078)	-	(26,527)

Net loss	$(1,130,508)	$(268,006)	$(11,129,939)

Net loss per common share - basic and diluted:

Continuing operations	$(0.03)	$(0.01)
Discontinued operations	-	-
	$(0.03)	$(0.01)

Weighted average common shares outstanding	32,824,065	27,129,086

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services performed in prior periods	347,728	348	(348)	-	-	-

Net loss for the period	-	-	-	(1,130,508)	-	(1,130,508)

Balance - March 31, 2012 (Unaudited)	33,239,878	$33,240	$9,464,468	$(11,129,939)	$-	$(1,632,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012

	For the Quarter Ended March 31, 2012 (Unaudited)	For the Quarter Ended March 31, 2011	December 17, 2008 (Inception) Through March 31, 2012
Cash flows from operating activities
Net loss	$(1,130,508)	$(268,006)	$(11,129,939)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	-	-	3,487,400
Stock issued for services	-	20,833	763,023
Amortization of license fees	1,471	1,471	19,118
Depreciation expense	131,775	3,852	148,563
Impaiment of fixed assets	400,000	-	400,000
Impairment of goodwill	-	-	3,555,304
Change in assets and liabilities
Decrease in accounts receivable	206,545	-	-
Decrease in inventory	30,622	-	-
Increase in prepaid expenses and other assets	(58,194)	-	(132,571)
Increase in accounts payable and accrued liabilities	105,978	155,818	961,972
Increase in accounts payable attributable to discontinued operations	1,078	-	(146,223)
Net cash used in operating activities	(311,233)	(86,032)	(2,073,353)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	(289,915)	(1,406,358)
Net cash used in investing activities	-	(289,915)	(1,495,208)

Cash flows from financing activities
Net proceeds from related party advances	-	269,416	951,034
Proceeds from note payable	-	-	150,000
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of common stock, net	213,500	100,000	1,986,007
Net cash provided by financing activities	213,500	369,416	3,570,541

Net increase in cash and cash equivalents	(97,733)	(6,531)	1,980

Cash and cash equivalents - beginning of period	99,713	7,310	-

Cash and cash equivalents - end of period	$1,980	$779	$1,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,275	$-	$4,962
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$741,072	$169,421

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company") was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008, the Company's name changed from "Digicorp, Inc." to "China Youth Media, Inc."

Reverse Merger

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), merged into Midwest Energy Emissions , the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving.  Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.  See Note 4 for further discussion.

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

• Youth Media (BVI) Ltd.
• Youth Media (Hong Kong) Limited
• Youth Media (Beijing) Limited
• Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the consolidated financial statements.  The Company does not expect to derive any revenues from the discontinued entities in the future and does not expect to incur any significant ongoing operating expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains its operating cash in two accounts with one financial institution, which at times may exceed federally insured limits.

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

The Company capitalizes interest cost on borrowings incurred during new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  For the quarter ended March 31, 2012 and 2011, the Company capitalized zero and $2,809, respectively of interest in connection with a capital expansion project.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 and zero were recognized for the quarters ended March 31, 2012 and 2011, respectively.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended March 31, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. In conjunction with our reverse merger, the Company evaluated the carrying amount of the resulting goodwill and determined that the entire amount of goodwill of $3,555,304 was impaired.

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

The Company generated revenues of $85,540 and $0 for the quarter ended March 31, 2012 and 2011, respectively.  The Company generated revenue for the quarter ended March 31, 2012 by delivering product to its first commercial customer for use in the system operations.  Revenues were curtailed in February as the units were shut down due to reduced load demand and low natural gas prices.  The Company anticipates that these units will remain idle until at least late summer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at March 31, 2012.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and three state jurisdictions.  The Company is no longer subject to U.S. federal examinations for years prior to 2008 or state tax examinations for years prior to 2007.  Prior to the reverse merger, the MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of March 31, 2012, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of March 31, 2012 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the quarter ended March 31, 2012, 100% of the Company’s revenues related to one customer.

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This standard was effective for the Company on January 1, 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The adoption of this standard did not have a material impact on  the Company’s consolidated results of operations, cash flows, and financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment.    This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of March 31, 2012 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through March 31, 2012, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $11,129,939.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is converting some of its short term liabilities to long term convertible debt-to-equity and intends to raise near term financing to fund future operations through a convertible debt-to-equity offering. The Company also intends to raise additional equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

Note 5 - Property And Equipment, Net

Property and equipment at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Equipment & Installation	$1,547,559	$1,547,559
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	1,583,485	1,583,485
Less: accumulated depreciation and impairment charges	548,563	16,788
Property and equipment, net	$1,034,922	$1,566,697

The Company uses the straight-line method of depreciation over 3 to 10 years.  During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington.  This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option.  The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal.  During the quarter ended March 31, 2012, depreciation expense charged to operations was $131,775.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  The patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008.  In addition, the Company has the same rights to other related patents in Canada, China and Europe.

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

License costs capitalized as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
License	$100,000	$100,000
Less: accumulated amortization	19,118	17,647
License, net	$80,882	$82,353

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $1,471 during the quarters ended March 31, 2012 and 2011.  Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the quarter ended March 31, 2012 was $997.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of March 31, 2012.  Interest expense for the quarter ended March 31, 2012 was $1,138.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of March 31, 2012.  Interest expense or the quarter ended March 31, 2012 was $1,138.

Note 9 - Advances Payable – Related Party

As of March 31, 2012, the Company had advances payable totaling $952,234, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at March 31, 2012 was $108,741 and interest expense for the quarter ended March 31, 2012 was $21,664.

 Note 10 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at March 31, 2012 was $11,981 and interest expense for the quarter ended March 31, 2012 was $3,867.

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

Twelve months ended March 31,
2012	$325,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,600,000
$2,725,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

Twelve months ended March 31,
2012	$46,033
2013	46,447
2014	29,624
2015	-
Thereafter	-
$122,104

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $13,000 for the quarter ended March 31, 2012 and approximately $38,000 from inception to March 31, 2012.

Fixed Price Contract

The Company’s contract with its customer contains a fixed price for product over three years. This contract exposes the company to the potential risks associated with rising material costs during that same period.

Note 12 – Equity

The Company was established with two classes of stock, common stock – 100,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Common Stock

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

From January 1 through March 31, 2012, the Company sold 213,500 shares of its common stock to unaffiliated accredited investors for $213,500 or $1.00 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

As of March 31, 2012 the Company had committed to issue Jana Stover 68,468 shares to settle accrued consulting services performed in 2011.  These shares were valued at $106,125 and have not been issued.

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

A summary of stock option activity for the quarter ended March 31, 2012 is presented below:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remainign Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2011	169,087	285,458	14.44	7.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
March 31, 2012	169,087	285,458	14.44	7.1	-
Options exercisable at:
December 31, 2011		285,458	14.44	7.3
March 31, 2012		285,458	14.44	7.1

The Company utilized a Black-Scholes options pricing model.

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

On October 24, 2011, the Company granted Global Maxfin Capital Inc. (“Global”), as consideration for fund raising services on behalf of the Company, a vested warrant with a term of five years to purchase 24,000 shares of common stock with an exercise price of $1.00 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Using a Black-Sholes Valuation model these warrants had a value of $18,139 which was recorded as syndication costs and deducted from the proceeds of the funds raised by Global.

The following table summarizes information about common stock warrants outstanding at March 31, 2012:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$9.90	7,955	1.41	$9.90	7,955	$9.90
9.90	4,773	1.50	9.90	4,773	9.90
3.30	11,364	4.12	3.30	11,364	3.30
1.00	24,000	4.57	1.00	24,000	1.00
$1.00 - $9.90	48,092	3.64		48,092

Note 15 - Tax

For the quarter ended March 31, 2012, the Company had a net operating loss carryforward offset by a fair value allowance and, accordingly, no provision for income taxes has been recorded.  For the quarter ended March 31, 2011, the Company was an S corporation and income and losses were passed through to the stockholders.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2012, the Company’s net operating loss carryfoward was approximately $8,003,000. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

As of March 31, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing) Limited and Rebel Crew Films, Inc.  Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statements of operations.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

 Results for discontinued operations for the quarters ended March 31, 2012 and 2011 are as follows:

	2012	2011
China Youth Media, Inc.	$997	$-
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	81	-
Net loss from discontinued operations	$1,078	$-

Assets and liabilities of discontinued operations were comprised of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accounts payable and accrued expense	$432,051	$430,973
Related party note payable	169,984	169,984
Convertible note payable	50,000	50,000
Total liabilities	$652,035	$650,957

Note 17  – Subsequent Events

From April 30 through May 10, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $1,228,000.  The notes are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof .  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

ITEM 2– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a Development Stage Company that develops and employs patented and proprietary technologies to remove mercury from coal-fired power plants. The recently finalized United States Environmental Protection Agency Mercury and Air Toxics Standards (“MATS”) requires that all coal and oil-fired power plants in the U.S., larger than 25 Megawatts (Electric Generating Units or “EGU”), must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of powdered activated carbon or brominated powdered activated carbon injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal.  Our current client pays and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGU’s typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. Thus, our revenues from EGU clients will not typically be a consistent, steady stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S.  The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our consolidated financial condition and consolidated results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements and, in particular, our most critical accounting policy relates to recognition of revenue and the valuation of our stock based compensation.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 and zero were recognized for the quarters ended March 31, 2012 and 2011, respectively.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s’ equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended March 31, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Stock-Based Compensation

We have adopted the provisions of Share-Based Payment, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those grants. Accordingly, the fair value of each option grant, non-vested stock award and shares issued under our employee stock purchase plan, were estimated on the date of grant. We estimate the fair value of these grants using a Black-Scholes model which requires us to make certain estimates in the assumptions used in this model, including the expected term the award will be held, the volatility of the underlying common stock, the discount rate, dividends and the forfeiture rate. The expected term represents the period of time that grants and awards are expected to be outstanding. Expected volatilities were based on historical volatility of our stock. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option. Dividends were assumed to be zero. Forfeiture estimates are based on historical data. These inputs are based on our assumptions, which we believe to be reasonable but that include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards. Stock-based compensation expense, as determined using a Black-Scholes option-pricing model, is recognized on a straight-line basis over the service period, net of estimated forfeitures. To the extent that actual results or revised estimates differ from the estimates used, those amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

Results of Operations

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities that remained in existence after the Merger of Midwest and China Youth Media, Inc.:

•	Youth Media (BVI) Ltd.

•	Youth Media (Hong Kong) Limited

•	Youth Media (Beijing) Limited

•	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the consolidated financial statements of this report. The Company does not expect to derive any revenues from the discontinued entities in the future and does not expect to incur any significant ongoing operating expenses.

Revenues

Sales - We generated revenues of $86,000 and $0 for the quarter ended March 31, 2012 and 2011, respectively.  The Company generated revenue for the quarter ended March 31, 2012 by delivering product to our first commercial customer for use in the system operations.  The plant owner has idled both units  and management does not believe that they plan to operate either unit consistently until at least late summer.  The idling is related to low power demand and cheaper sources of energy due to lower natural gas prices.  We do not anticipate further revenue from these units before the third quarter of this year.

Cost and Expenses

Costs and expenses were $1,187,000 and $259,000 during the quarter ended March 31, 2012 and 2011, respectively. The increase in costs and expenses is attributable to marketing and development expenses, professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.

Cost of goods sold during the quarter ended March 31, 2012 and 2011 was $67,000 and $0, respectively.   The cost in the quarter ended March 31, 2012 was for product sold to our first commercial customer.

Operating expenses during the quarter ended March 31, 2012 and 2011, respectively were $12,000 and $31,000.  These expenses are related to the Company’s first commercial customer.  The decrease during 2012 is primarily attributable to the idling of the system at our first commercial customer and the higher costs incurred during the system installation during 2011.

License Maintenance Fees were $50,000 and $37,500 for the quarter ended March 31, 2012 and 2011, respectively.  The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $63,000 and $75,000 for the quarter ended March 31, 2012 and 2011, respectively.  The decrease in marketing and development expenses during 2012 is primarily attributed to shifting of focus towards expanding our operations.

Selling, general and administrative expenses were $448,000 and $58,000 for the quarter ended March 31, 2012 and 2011, respectively.  The increase in selling, general and administrative expenses during 2012 is primarily attributed to our increase in efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Professional fee expenses were $146,000 and $58,000 for the quarter ended March 31, 2012 and 2011, respectively. The increase in professional fee expenses during 2012 is primarily attributed to our increase in efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Impairment of fixed assets were $400,000 and zero for the quarters ended March 31, 2012 and 2011, respectively.  Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the quarter ended March 31, 2012.

Net Loss

For the quarter ended March 31, 2012 and 2011 we had a net loss from operations of approximately $1,131,000 and $268,000, respectively. The increased net loss is primarily attributed to professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada as well as an impairment charge on equipment of $400,000 recorded in the quarter ended March 31, 2012

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $28,000 and $9,000 during the quarter ended March 31, 2012 and 2011, respectively.

Taxes

As of March 31, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of March 31, 2012 and December 31, 2011, our cash and cash equivalents were $2,000 and $100,000, respectively.  We had a working capital deficit of approximately $2.8 million at March 31, 2012 and $2.4 million at December 31, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $5 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. We are converting some of our short-term liabilities to long-term convertible debt and intend to raise near term financing to fund future operations through a convertible debt-to-equity offering. We intend to raise additional equity financing to fund future operations.

On February 23, 2012, the Company entered into a letter agreement with Jacob Securities Inc. (“Jacob”) to arrange either an equity financing, a private placement, or a merger or acquisition transaction for up to $10 million (each, a “Potential Transaction”).  Pursuant to the letter agreement MEEC engaged Jacob to act as the lead and sole financial advisor to MEEC in connection with the Potential Transaction.  Under the letter agreement, which has a six month term, MEEC agreed to pay Jacob a cash commission equal to 7% of the gross proceeds raised and issue broker warrants to Jacob entitling Jacob to acquire 7% of the securities sold under the same terms as the original issuance for a period of 24 months after the closing thereof.  The letter agreement also contains a conditional obligation by MEEC to grant a right of first refusal to Jacob to act as a lead underwriter or agent in future equity financings and merger and acquisition transactions and contains customary provisions, including indemnity obligations on part of MEEC, for agreements of its type.  If any MEEC securities are offered under the letter agreement the securities offered will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In addition, no decisions have been made by MEEC or the Board of Directors regarding the terms of any Potential Transaction and there can be no assurance that MEEC will be able to reach an agreement regarding a Potential Transaction or that a Potential Transaction will be completed in the future.

Total assets were $1.3 million at March 31, 2012 versus $2.1 million at December 31, 2011. The change in total assets is primarily due to the collection of accounts receivable balances due, the depreciation on fixed assets and the impairment charge recorded against fixed assets during the period.

Operating activities used $311,000 of cash during the quarter ended March 31, 2012 compared to $86,000 during the quarter ended March 31, 2011. The change in cash used for operating activities resulted primarily from our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada and the associated increase in operating expenses.

Investing activities used no cash during the quarter ended March 31, 2012 compared to $290,000 during the quarter ended March 31, 2011.  This change resulted from the no purchases of capital assets during the period ended March 31, 2012 and purchase of equipment during the quarter ended March 31, 2011, primarily for use at the site of our first commercial customer.

Financing activities provided $214,000 during the quarter ended March 31, 2012 primarily due to proceeds from the issuance of stock compared to net cash provided by financing activities of $369,000 during the quarter ended March 31, 2011 due to related party advances of $269,000 and the issuance of stock which provided $100,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, The CEO and the CFO determined that at March 31, 2012, the Company’s had a material weakness related to its control environment because it did not maintain sufficient controls over the entry of transactions and compilation of financial statements prior to the appointment of the Chief Financial Officer on October 10, 2011 and the Company did not receive necessary documentation from the previous management of the acquired entity to appropriately record and report on the Merger dated June 21, 2011 in a timely manner.

We are in the process of improving disclosure controls and procedures in an effort to remediate these deficiencies through the recent appointment of our newly retained CFO and improved supervision and training of our accounting staff.  The Board of Directors appointed Schneider Downs & Co., Inc. as our registered independent public accounting firm on January 9, 2012 and will discuss their recommendations on controls and procedure that can be implemented as well. We believe that these efforts will be sufficient to fully remedy these deficiencies and will improve and strengthen our control processes and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting during the quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM  2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1 through March 31, 2012, the Company sold 213,500 shares of its common stock to unaffiliated accredited investors for $213,500 or $1.00 per share.  These securities were sold to accredited investors in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1*	Letter Agreement between Jacob Securities Inc. and Midwest Energy Emissions Corp dated February 23, 2012.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

______________
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

MIDWEST ENERGY EMISSIONS CORP. (Registrant)

Dated: May 10, 2012	By:	/s/ John F. Norris
John F. Norris, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)