Form 10-Q/A
period 2011-06-30
Midwest Energy Emissions Corp.
filed 2012-07-02
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT No. 3

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,239,878 outstanding as of July 2, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 1 of Form 10-Q/A (the “Amended 10-Q”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Original Report”), as amended and filed with the SEC on December 23, 2011, to primarily restate the unaudited interim financial statements for the period ended June 30, 2011 included in the Original Report as a result of certain accounting errors identified by management.  The Company first addressed these errors in the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2012 (the “Non-reliance 8-K”).  The restatement is required as a result of accounting errors relating to the Agreement and Plan of Merger involving the Company and Midwest Energy Emissions Corp., a North Dakota corporation, on June 21, 2011.  The prior accounting incorrectly accounted for which entity survived the transaction in the recording of the merger, which was treated as a reverse merger for accounting purposes.  Except as otherwise reflected below, this Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.  During the preparation of this Amended 10-Q (subsequent to the filings of the Non-reliance 8-K) additional errors associated with the recording of liabilities for shares issued for consulting services, depreciation of assets and capitalization of interest were also identified and those corrections have been reported herein.  In addition, certain expenses have been reclassified on the statement of operations from the Original Report to reflect the expense classifications and descriptions used in the 2011 Form 10-K filed with the SEC on April 12, 2012.  As a result, the financial tables included in Non-reliance 8-K should no longer be relied upon. In addition, please see note 16 to the Condensed Consolidated Financial Statements (Subsequent Events) regarding recent developments related to advances payable to certain shareholders and new employment agreements entered into with our senior management.

MIDWEST ENERGY EMISSIONS CORP.

i

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

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

Index to Financial Information

Period Ended June 30, 2011

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$ 8,665	$ 7,310
Other current assets	579	-
Total current assets	9,244	7,310

Property and Equipment, Net	1,037,896	1,746
License, Net	85,295	88,236
TOTAL ASSETS	$ 1,132,435	$ 97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	882,645	-
Advances payable - related party	1,338,770	377,389
Current liabilities of discontinued operations	451,026	-
Advances payable - related party of discontinued operations	153,984	-
Total current liabilities	2,826,425	377,389

Convertible note payable of discontinued operations	50,000	-
TOTAL LIABILITIES	2,876,425	377,389

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at June 30, 2011;
zero shares issued and outstanding at December 31, 2010;	-	-
Series B Preferred Stock, $0.001 par value; 10,000 shares authorized;
10,000 shares issued and outstanding at June 30, 2011;	10	-
zero shares issued and outstanding at December 31, 2010;
Common stock; $.001 par value; 500,000,000 shares authorized;
334,727,476 shares issued and outstanding as of June 30, 2011
9,890 shares issued and outstanding at December 31, 2010;	334,727	9,890
Additional paid-in capital	2,943,639	62,328
Accumulated deficit	(5,022,366)	(352,315)

Total stockholders' deficit	(1,743,990)	(280,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,132,435	$ 97,292

The accompanying notes are an integral part of these financial statements.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

					December 17, 2008
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$ -	$ 7,000	$ -	$ 7,000	$ 314,025

Costs and expenses:

Cost of goods sold	-	-	-	-	242,075
Operating expenses	24,456	-	55,612	-	55,612
License maintenance fees	37,500	25,000	75,000	50,000	225,000
Marketing and development	120,500	2,000	195,328	2,000	321,162
Selling, general and administrative expenses	57,006	25,911	114,644	25,911	247,601
Professional fees	427,956	-	485,478	63,600	650,952
Impairment of goodwill	3,555,304	-	3,555,304	-	3,555,304

Total costs and expenses	4,222,722	52,911	4,481,366	141,511	5,297,706

Operating loss	(4,222,722)	(45,911)	(4,481,366)	(134,511)	(4,983,681)

Other Income (expense)
Interest income (expense)	(8,475)	-	(17,835)	-	(17,835)

Total other income (expense)	(8,475)	-	(17,835)	-	(17,835)

Net loss from continuing operations	(4,231,197)	(45,911)	(4,499,201)	(134,511)	(5,001,516)

Net loss from discontinued operations	(20,850)	-	(20,850)	-	(20,850)

Net Loss	$ (4,252,047)	$ (45,911)	$ (4,520,051)	$ (134,511)	$ (5,022,366)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	(0.02)	(4.64)	(0.03)	(13.62)
Discontined operations	-	-	-	-
	(0.02)	(4.64)	(0.03)	(13.62)

Weighted average common shares outstanding	176,407,990	9,890	167,767,727	9,876

The accompanying notes are an integral part of these financial statements.

CHINA YOUTH MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	December 17, 2008 (Inception) Through June 30, 2011
Cash flows from operating activities
Net loss	$ (4,520,051)	$ (134,511)	$ (5,022,366)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock issued for services	125,000	63,600	188,600
Amortization of license fees	2,941	2,940	14,705
Depreciation expense	7,706	-	7,751
Impairment of goodwill	3,555,304	-	3,555,304
Change in assets and liabilities
Increase in prepaid expenses and other assets	1,297	-	1,297
Increase in accounts payable and accrued liabilities	468,632	50,509	593,632
Increase in accounts payable attributable to discontinued operations	8,770	-	8,770
Net cash used in operating activities	(350,401)	(17,462)	(652,307)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	11,150	-	11,150
Purchase of equipment	(747,137)	-	(748,928)
Net cash used in investing activities	(735,987)	-	(837,778)

Cash flows from financing activities
Net proceeds from related party advances	936,381	17,462	1,338,770
Proceeds from issuance of common stock converted to Series B preferred stock	150,000	-	150,000
Proceeds from the issuance of common stock	1,362	-	9,980
Net cash provided by financing activities	1,087,743	17,462	1,498,750

Net increase in cash and cash equivalents	1,355	-	8,665

Cash and cash equivalents - beginning of period	7,310	-	-

Cash and cash equivalents - end of period	$ 8,665	$ -	$ 8,665

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for services	$ 125,000	$ 63,600	$ 188,600

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

The Company capitalizes interest cost on borrowings incurred during new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the year to date ended June 30, 2011 and 2010, the Company capitalized $35,151 and zero, respectively of interest in connection with a capital expansion project.

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

The Company generated all revenue for the six months ended September 30, 2010 in connection with a 2009 sub-award project from the University of North Dakota Energy and Environmental Research Center for “Full Scale Testing of Sorbent Injection Technology on Mercury Control.”  We recognized revenue for services performed upon completion of the test work and approval of the invoices submitted to the University of North Dakota Energy and Environment Research Center.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements is based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2011.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of June 30, 2011, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of June 30, 2011 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.

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

Statement of operations expense classification

Certain expenses have been reclassified on the statement of operations from the previously filed Form 10-Q/A to reflect the expense classifications and descriptions used in the 2011 Form 10-K filed on April 12, 2012.

Recently Issued Accounting Standards

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 - Going Concern

The accompanying consolidated financial statements as of June 30, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through June 30, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $5 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is converting some of its short term liabilities to long term convertible debt-to-equity and intends to raise near term financing to fund future operations through a convertible debt-to-equity offering. The Company also intends to raise additional equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

Consideration - issuance of securities	$ 2,777,778

Cash	$ 11,150
Prepaid expenses and other assets	3,876
Fixed assets	5,706
Accounts payable and accrued liabilities	(748,258)
Notes Payable	(50,000)
Goodwill	3,555,304

Total purchase price	$ 2,777,778

The Company performed an impairment test related to goodwill as of the date of the merger and it was determined that goodwill was impaired. At that time, the Company recorded a charge to operations for the amount of the impairment of $3,555,304.

Note 5 - Property And Equipment, Net

Property and equipment at June 30, 2011 and December 31, 2010 are as follows:

10

	2011	2010
Equiptment & Installation	$ 1,045,309	$ 479
Computer equipment	1,312	1,312
Total Equipment	1,046,621	1,791

Less: accumulated depreciation and impairment charges	8,725	45
Property and equipment, net	$ 1,037,896	$ 1,746

The Company uses the straight-line method of depreciation over 3 to 10 years. During the years ended June 30, 2011 and 2010, depreciation expense charged to operations was $7,706 and zero, respectively.

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

License costs capitalized as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010
License	$ 100,000	$ 100,000
Less: accumulated amortization	14,705	11,764
License, net	$ 85,295	$ 88,236

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $2,941 during the periods ended June 30, 2011 and 2010. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the period ended June 30, 2011 was $1,019.

Note 8 - Advances Payable – Related Party

As of June 30, 2011, the Company had advances payable totaling $1,340,132, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at June 30, 2011 was $32,851 and interest expense for the period ended June 30, 2011 was $19,983

 Note 9 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at June 30, 2011 was $347 and interest expense for the quarter ended June 30, 2011 was $347.

Note 10 – Commitments and Contingencies

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

Twelve months ended September 30,
2012	$ 200,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,800,000
$ 2,800,000

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011.  The lease provides for the option to extend the lease on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

Future minimum lease payments under this non-cancelable leases are approximately as follows:

Twelve months ended June 30,
2012	$ 22,800
2013	22,800
2014	20,900
2015	-
Thereafter	-
$ 66,500

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Note 11 – Equity

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

Note 12 - Stock Based Compensation

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

A summary of stock option activity for the quarter ended June 30, 2011 is presented below:

			Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 21, 2011	9,041,667	40,958,333	0.13	9.3	-
Grants	-	-	-	-	-
Cancellations	50,000	(50,000)	0.25	-	-
September 30, 2011	9,091,667	40,908,333	0.13	8.3	-

Options exercisable at:
June 21, 2011		15,037,500	0.13	8.2
September 30, 2011		23,637,500	0.13	7.8

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

Note 13 - Warrants

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

The following table summarizes information about common stock warrants outstanding at June 30, 2011:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.09	875,000	2.17	$ 0.09	875,000	$ 0.09
0.09	525,000	2.25	0.09	525,000	0.09
0.03	1,250,000	4.87	0.03	1,250,000	0.03
$ 0.03 - $ 0.09	2,650,000			2,650,000

The numbers in the foregoing table have not been adjusted for the Reverse Stock Split.

Note 14 - Tax

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

Note 15 – Discontinued Operations

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

 Results for discontinued operations for the quarter ended June 30, 2011 are as follows:

2011
China Youth Media, Inc.	$ 7,815
Youth Media (Hong Kong)	-
Youth Media (Beijing)	13,035
Net Loss discontinued operations	$ 20,850

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2011:

15

2011
Cash	$ 8,652
Total Assets	$ 8,652

Accounts payable and accrued expenses	$ 448,988
Related party note payable	153,984
Convertible note payable	50,000
Total liabilities	$ 652,972

Note 16 – Subsequent Events

On June 29, 2012, the Company converted $500,000 of advances payable to Rick MacPherson (see Note 8) and $169,984 of advances payable to Jay Rifkin (see Note 9) to convertible notes. The notes bear interest at 12% per annum and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated October 17, 2011.  Under the New Employment Agreement, Mr. Kelley has agreed to be employed by the Company as President and Chief Operating Officer for a period of three years (the “Term”). The Term of Mr. Kelley’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Kelley will receive an annual base salary of $240,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Kelley will be paid an annual base salary of $280,000.  Beginning January 1, 2014, Mr. Kelley will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Kelley is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Kelley is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Kelley is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Kelley, Mr. Kelley shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Kelley regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated November 1, 2011.  Under the New Employment Agreement, Mr. Norris has agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years (the “Term”). The Term of Mr. Norris’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Norris will receive an annual base salary of $180,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Norris will be paid an annual base salary of $240,000.  Beginning January 1, 2014, Mr. Norris will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Norris is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Norris is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Norris is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Norris, Mr. Norris shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Norris regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement attached hereto as Exhibit 10.2 and incorporated herein by reference.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011.  Under the New Employment Agreement, Mr. Gross has agreed to be employed by the Company as Chief Financial Officer for a period of three years (the “Term”). The Term of Mr. Gross’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Gross will receive an annual base salary of $130,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Gross will be paid an annual base salary of $150,000.  Beginning January 1, 2014, Mr. Gross will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Gross is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Gross is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Gross is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Gross, Mr. Gross shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Gross regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 and zero were recognized for the quarters ended June 30, 2011 and 2010, respectively. Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s’ equipment at that site. Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended June 30, 2011 against the value of the equipment. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Costs and expenses were $4,223,000 and $53,000 during the quarter ended June 30, 2011 and 2010, respectively and were $4,481,000 and $142,000 during the six months ended June 30, 2011 and 2010, respectively. The increase in costs and expenses is attributable to (i) the impairment of goodwill of $3,555,000 discussed below, and (ii) the increase in operating expenses is attributable almost entirely to marketing and development expenses, professional fees and general and administrative expenses which when taken together all are associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada.

License Maintenance Fees were $37,500 and $25,000 for the three months ended June 30, 2011 and 2010, respectively, and $75,000 and $50,000 for the six months ended June 30, 2011 and 2010, respectively.  The expenses in these periods relates to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $121,000 and $2,000 for the three months ended June 30, 2011 and 2010, respectively, and were $195,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in marketing and development expenses during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Selling, general and administrative expenses were $57,000 and $26,000 for the three months ended June 30, 2011 and 2010, respectively, and were $115,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in selling, general and administrative expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Professional fees were $428,000 and zero for the three months ended June 30, 2011 and 2010, respectively, and were $485,000 and $64,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in professional fees during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Goodwill impairment expenses were $3,555,000 and for the quarter and six months ended June 30, 2011. The expense was related to the determination of management that the goodwill created in the Merger was impaired.

Net Loss

For the quarter ended June 30, 2011 and 2010 we had a net loss from operations of approximately $4,252,000 and $46,000, respectively and for the six months ended June 30, 2011 and 2010 we had a net loss from operations of approximately $4,520,000 and $135,000, respectively. The net loss is primarily attributed to our recent efforts to commercializing our control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada and the associated increase in our operations and hiring of employees.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $8,000 and zero during the quarter ended June 30, 2011 and 2010, respectively.  Interest expense related to the financing of capital was $18,000 during the six months ended June 30, 2011 and zero during the six months ended June 30, 2010.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2011, our cash and cash equivalents were $9,000. We had a working capital deficit of approximately $2.8 million at June 30, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $5 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.1 million at June 30, 2011 versus $97,000 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired boilers in the United States and Canada.

Operating activities used $330,000 of cash during the six months ended June 30, 2011 compared to $17,000 during the six months ended June 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada and the associated increase in operating expenses.

Investing activities used $757,000 of cash during the six months ended June 30, 2011 compared to $0 during the months ended June 30, 2011.  This change resulted from the purchase of equipment during the first six months of 2011.

Financing activities provided $1,088,000 during the six months ended June 30, 2011 primarily due to related party advances of $938,000, compared to net cash provided by financing activities of $17,000 during the six months ended June 30, 2010 primarily due to related party advances.

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

ITEM – 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In addition, effective on the date of Closing, we agreed to issue and did issue 66,800,000 (607,273 post Reverse Stock Split) shares of our Common Stock to Year of the Golden Pig, LLC (“Golden Pig”) in connection with the conversion of $334,000 in principal and accrued interest associated with an outstanding promissory note at a conversion rate of $0.005 per share. Golden Pig is beneficially owned and controlled by Dennis Pelino. We also agreed to issue an aggregate of 12,800,000 (116,364 post Reverse Stock Split) shares of our Common Stock to two former employees as payment for accrued salaries totaling $64,000 at a value of $0.005 per share, which includes 800,000 (7,273 post Reverse Stock Split) shares to the wife of Jay Rifkin as payment for accrued salary of $4,000.

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

ITEM – 3 DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM – 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM – 5 OTHER INFORMATION

See note 16 - Subsequent Events above.

ITEM – 6 EXHIBITS

Exhibit
Number	Description
10.1*	Amended and Restated Employment Agreement between R. Alan Kelley and Midwest Energy Emissions Corp, dated July 1, 2012**
10.2*	Amended and Restated Employment Agreement between John F. Norris and Midwest Energy Emissions Corp, dated July 1, 2012**
10.3*	Amended and Restated Employment Agreement between Richard H. Gross and Midwest Energy Emissions Corp, dated July 1, 2012**
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*(1)	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______

*   Filed herewith.

** Compensation-related Agreement

(1)	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

(Registrant)

Dated: July 2, 2012

By: /s/ John F. Norris, Jr.

John F. Norris, Jr.

Chief Executive Officer

(Principal Executive Officer)

Dated: July 2, 2012

By:   /s/ Richard H. Gross

Richard H. Gross

Chief Financial Officer

(Principal Financial Officer)

