Form 10-Q/A
period 2011-09-30
Midwest Energy Emissions Corp.
filed 2012-07-02
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 of Form 10-Q/A (the “Amended 10-Q”) to our quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Original Report”), filed with the SEC on November 21, 2011, to primarily restate the unaudited interim financial statements for the period ended September 30, 2011 included in the Original Report as a result of certain accounting errors identified by management.  The Company first addressed these errors in the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2012 (the “Non-reliance 8-K”).  The restatement is required as a result of accounting errors relating to the Agreement and Plan of Merger involving the Company and Midwest Energy Emissions Corp., a North Dakota corporation, on June 21, 2011.  The prior accounting incorrectly accounted for which entity survived the transaction in the recording of the merger, which was treated as a reverse merger for accounting purposes.  Except as otherwise reflected below, this Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.  During the preparation of this Amended 10-Q (subsequent to the filings of the Non-reliance 8-K) additional errors associated with the recording of liabilities for shares issued for consulting services, depreciation of assets and capitalization of interest were also identified and those corrections have been reported herein.  In addition, certain expenses have been reclassified on the statement of operations from the Original Report to reflect the expense classifications and descriptions used in the 2011 Form 10-K filed with the SEC on April 12, 2012.  As a result, the financial tables included in Non-reliance 8-K should no longer be relied upon. In addition, please see Note 18 to the Condensed Consolidated Financial Statements (Subsequent Events) regarding recent developments related to advances payable to certain shareholders and new employment agreements entered into with our senior management team.

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

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended September 30, 2011

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$ 7,458	$ 7,310
Accounts receivable	286,999	$ -
Other current assets	97,313	-
Total current assets	391,770	7,310

Property and Equipment, Net	1,308,886	1,746
License, Net	83,823	88,236
Other assets	45,455	-
TOTAL ASSETS	$ 1,829,934	$ 97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,071,830	-
Advances for subscription agreements	592,000	-
Advances payable - related party	1,329,044	377,389
Convertible note payable of discontinued operations	50,000	-
Notes payable	150,000	-
Current liabilities of discontinued operations	433,348	-
Advances payable - related party of discontinued operations	169,984	-
Total current liabilities	3,796,206	377,389

TOTAL LIABILITIES	3,796,206	377,389

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at September 30, 2011;
zero shares issued and outstanding at December 31, 2010;	-	-
Series B Preferred Stock, $0.001 par value; 10,000 shares authorized;
10,000 shares issued and outstanding at September 30, 2011;	10	-
zero shares issued and outstanding at December 31, 2010;
Series C Preferred Stock, $0.001 par value; 22,000 shares authorized;
4,510 shares issued and outstanding at September 30, 2011;	5
zero shares issued and outstanding at December 31, 2010;
Common stock; $.001 par value; 500,000,000 shares authorized;
341,735,841 shares issued and outstanding as of September 30, 2011
9,890 shares issued and outstanding at December 31, 2010;	341,736	9,890
Additional paid-in capital	3,431,255	62,328
Accumulated deficit	(5,739,278)	(352,315)

Total stockholders' deficit	(1,966,272)	(280,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,829,934	$ 97,292

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	December 17, 2008 (Inception) Through September 30, 2011

Revenues	$ 266,480	$ -	$ 266,480	$ 7,000	$ 580,505

Costs and expenses:

Cost of goods sold	318,750	-	318,750	-	560,825
Operating expenses	165,595	-	221,207	-	221,207
License maintenance fees	37,500	25,000	112,500	75,000	262,500
Marketing and development	66,616	43,640	261,944	45,640	387,778
Selling, general and administrative expenses	222,988	17,292	337,634	28,203	470,591
Professional fees	145,070	20,456	630,548	35,456	796,022
Impairment of goodwill	-	-	3,555,304	-	3,555,304

Total costs and expenses	956,519	106,388	5,437,887	184,299	6,254,227

Operating loss	(690,039)	(106,388)	(5,171,407)	(177,299)	(5,673,722)

Other Income (expense)
Interest income (expense)	(24,452)	-	(42,287)	-	(42,287)
		-
Total other income (expense)	(24,452)	-	(42,287)	-	(42,287)
		-

Net loss from continuing operations	(714,491)	(106,388)	(5,213,694)	(177,299)	(5,716,009)

Net loss from discontinued operations	(2,419)	-	(23,269)	-	(23,269)

Net Loss	$ (716,910)	$ (106,388)	$ (5,236,963)	$ (177,299)	$ (5,739,278)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	-	(10.76)	(0.04)	(17.95)
Discontined operations	-	-	-	-
	-	(10.76)	(0.04)	(17.95)

Weighted average common shares outstanding	341,278,774	9,890	126,050,939	9,876

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	December 17, 2008 (Inception) Through September 30, 2011
Cash flows from operating activities
Net loss	$ (5,236,963)	$ (240,899)	$ (5,739,278)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock issued for services	233,630	63,600	297,230
Amortization of license fees	4,413	4,412	16,177
Depreciation expense	11,556	-	11,601
Impairment of goodwill	3,555,304	-	3,555,304
Change in assets and liabilities
Increase in accounts receivable	(286,999)	-	(286,999)
Increase in prepaid expenses and other assets	(140,892)	-	(140,892)
Increase in accounts payable and accrued liabilities	790,612	21,784	915,612
Increase in accounts payable attributable to discontinued operations	7,092	-	7,092
Net cash used in operating activities	(1,062,247)	(151,103)	(1,364,153)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	11,150	-	11,150
Purchase of equipment	(1,154,772)	-	(1,156,563)
Net cash used in investing activities	(1,143,622)	-	(1,245,413)

Cash flows from financing activities
Net proceeds from related party advances	926,655	147,688	1,329,044
Proceeds from note payable	150,000		150,000
Proceeds from issuance of common stock converted to Series B preferred stock	150,000	-	150,000
Proceeds from the issuance of series C preferred stock, net	386,000		386,000
Proceeds from advances for subscriptions	592,000		592,000
Proceeds from the issuance of common stock	1,362	4,451	9,980
Net cash provided by financing activities	2,206,017	152,139	2,617,024

Net increase in cash and cash equivalents	148	1,036	7,458

Cash and cash equivalents - beginning of period	7,310	-	-

Cash and cash equivalents - end of period	$ 7,458	$ 1,036	$ 7,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for services	$ 233,630	$ 63,600	$ 297,230

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

The Company capitalizes interest cost on borrowings incurred during new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the year to date ended September 30, 2011 and 2010, the Company capitalized $35,151 and zero, respectively of interest in connection with a capital expansion project.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements is based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2011.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of September 30, 2011, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of September 30, 2011 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance. For the quarter ended September 30, 2011, 100% of the Company’s revenues related to one customer.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of September 30, 2011 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through September 30, 2011, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $5.7 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is converting some of its short term liabilities to long term convertible debt-to-equity and intends to raise near term financing to fund future operations through a convertible debt-to-equity offering. The Company also intends to raise additional equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The Company uses the straight-line method of depreciation over 3 to 10 years. During the years ended September 30, 2011 and 2010, depreciation expense charged to operations was $11,556 and zero, respectively.

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

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $4,413 during the periods ended September 30, 2011 and 2010. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 - Advances for Subscription Agreements

During the quarter ended September 30, 2011, $592,000 in cash was advanced to the Company by certain third party investors for working capital purposes.  All of the investors are expected to sign subscriptions agreements converting the advances to common stock at $1 per share in the quarter ending December 31, 2011.  The Company recorded the transactions as advances payable that bear interest at 9%, have no fixed terms of repayment and are unsecured.  Interest expense for the period ended September 30, 2011 was $10,161.

Note 8 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.004 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the period ended September 30, 2011 was $2,008.

Note 9 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2011. Interest expense for the period ended September 30, 2011 was $225.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2011. Interest expense or the period ended September 30, 2011 was $225.

Note 10 - Advances Payable – Related Party

As of September 30, 2011, the Company had advances payable totaling $1,329,044, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at September 30, 2011 was $62,649 and interest expense for the period ended September 30, 2011 was $27,498.

 Note 11 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at September 30, 2011 was $4,204 and interest expense for the quarter ended September 30, 2011 was $4,204.

Note 12 – Commitments and Contingencies

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

Twelve months ended September 30,
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

As of September 30, 2011 the Company had committed to issue Jana Stover 25 shares of Series C Convertible Preferred Stock to settle accrued consulting services. These shares were valued at $106,125 and have not been issued.

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

A summary of stock option activity for the quarter ended September 30, 2011 is presented below:

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

Note 15 - Warrants

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

Note 16 - Tax

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

Note 17 – Discontinued Operations

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

 Results for discontinued operations for the quarter ended September 30, 2011 are as follows:

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

Note 18 – Subsequent Events

On June 29, 2012, the Company converted $500,000 of advances payable to Rick MacPherson (see Note 9) and $169,984 of advances payable to Jay Rifkin (see Note 10) to convertible notes. The notes bear interest at 12% per annum and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated October 17, 2011.  Under the New Employment Agreement, Mr. Kelley has agreed to be employed by the Company as President and Chief Operating Officer for a period of three years (the “Term”). The Term of Mr. Kelley’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Kelley will receive an annual base salary of $240,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Kelley will be paid an annual base salary of $280,000.  Beginning January 1, 2014, Mr. Kelley will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Kelley is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Kelley is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Kelley is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Kelley, Mr. Kelley shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Kelley regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2012 and incorporated herein by reference.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated November 1, 2011.  Under the New Employment Agreement, Mr. Norris has agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years (the “Term”). The Term of Mr. Norris’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Norris will receive an annual base salary of $180,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Norris will be paid an annual base salary of $240,000.  Beginning January 1, 2014, Mr. Norris will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Norris is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Norris is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Norris is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Norris, Mr. Norris shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Norris regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2012 and incorporated herein by reference.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011.  Under the New Employment Agreement, Mr. Gross has agreed to be employed by the Company as Chief Financial Officer for a period of three years (the “Term”). The Term of Mr. Gross’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Gross will receive an annual base salary of $130,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Gross will be paid an annual base salary of $150,000.  Beginning January 1, 2014, Mr. Gross will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Gross is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Gross is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Gross is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Gross, Mr. Gross shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Gross regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2012 and incorporated herein by reference.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 and zero were recognized for the quarters ended September 30, 2011 and 2010, respectively. Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s’ equipment at that site. Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended September 30, 2011 against the value of the equipment. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Costs and Expenses

See Recent Developments in Note 1 Organization in the Notes to the Financial Statements as filed herewith to our Form 10-Q, which describes that pursuant to the Merger Agreement, and for accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

Costs and expenses were $957,000 and $106,000 during the quarter ended September 30, 2011 and 2010, respectively and were $5,438,000 and $184,000 during the nine months ended September 30, 2011 and 2010, respectively. The increase in costs and expenses is attributable to (i) the impairment of goodwill of $3,555,000 discussed below, and (ii) the increase in operating expenses is attributable almost entirely to marketing and development expenses, professional fees and general and administrative expenses which when taken together all are associated with our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada.

Cost of goods sold during the three and nine months ended September 30, 2011 and 2010 was $319,000 and zero, respectively.   The cost in the periods ended September 30, 2011 was for product sold to TransAlta Centralia Generating LLC for use in the system commissioning process in preparation for the system launch in 2012.

License Maintenance Fees were $37,500 and $25,000 for the three months ended September 30, 2011 and 2010, respectively, and $112,500 and $75,000 for the nine months ended September 30, 2011 and 2010, respectively.  The expenses in these periods relates to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $67,000 and $44,000 for the three months ended September 30, 2011 and 2010, respectively, and were $262,000 and $46,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in research and development expenses during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Professional fee expenses were $145,000 and $20,000 for the three months ended September 30, 2011 and 2010, respectively, and were $631,000 and $35,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in professional fee expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Selling, general and administrative expenses were $223,000 and $17,000 for the three months ended September 30, 2011 and 2010, respectively, and were $338,000 and $28,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in selling, general and administrative expenses during these periods over the same periods in the prior year is primarily attributed to our increase efforts to commercialize our mercury emissions control technologies and the increase expenses associated with expanding our operations.

Goodwill impairment expenses were $3,555,000 and for the nine months ended September 30, 2011. The expense was related to the determination of management that the goodwill created in the Merger was impaired.

Net Loss

For the quarter ended September 30, 2011 and 2010 we had a net loss from operations of approximately $717,000 and $106,000, respectively and for the nine months ended September 30, 2011 and 2010 we had a net loss from operations of approximately $5,237,000 and $177,000, respectively. The net loss is primarily attributed to our recent efforts to commercializing our control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada and the associated increase in our operations and hiring of employees.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $24,000 and zero during the quarter ended September 30, 2011 and 2010, respectively.  Interest expense related to the financing of capital was $42,000 during the nine months ended September 30, 2011 and zero during the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of September 30, 2011, our cash and cash equivalents were $10,000. We had a working capital deficit of approximately $3.4 million at September 30, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $5.0 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern. We are actively seeking sources of additional financing in order to maintain and potentially expand our operations and to fund our debt repayment obligations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund our capital requirements. There can be no assurances that we will be able to obtain such additional funding from management or other investors on terms acceptable to us, if at all.

Total assets were $1.8 million at September 30, 2011 versus $97,000 at December 31, 2010. The change in total assets is almost exclusively attributable to recent purchases of heavy equipment related to the deployment of our mercury emissions control technologies from coal fired boilers in the United States and Canada.

Operating activities used $1062,000 of cash during the nine months ended September 30, 2011 compared to $151,000 during the nine months ended September 30, 2010. The change in cash used for operating activities resulted primarily from our recent efforts to commercializing our mercury emissions control technologies from coal fired boilers in the United States and Canada and the associated increase in operating expenses.

Investing activities used $1,144,000 of cash during the nine months ended September 30, 2011 compared to $0 during the months ended September 30, 2011.  This change resulted from the purchase of equipment during the first nine months of 2011.

Financing activities provided $2, 206,000 during the nine months ended September 30, 2011 primarily due to related party advances of $927,000, net proceeds from the issuance of Series C Preferred Stock of $384,000 and proceeds from advances for subscriptions of $592,000, compared to net cash provided by financing activities of $152,000 during the nine months ended September 30, 2010 primarily due to related party advances of $148,000.

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

See Note 18 - Subsequent events above.

ITEM – 6 EXHIBITS

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