Form 10-Q
period 2012-06-30
Midwest Energy Emissions Corp.
filed 2012-08-10
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

For the transition period from __________  to __________

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

Number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,239,878 outstanding as of August 10, 2012.

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
Period Ended June 30, 2012

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$321,591	$99,713
Accounts receivable	-	206,545
Inventory	-	30,622
Prepaid expenses and other assets	158,800	33,234
Total current assets	480,391	370,114

Property and Equipment, Net	939,540	1,566,697
License, Net	79,412	82,353
Prepaid expenses	38,149	43,019

Total assets	$1,537,492	$2,062,183

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$329,047	$368,908
Accrued legal and consulting fees	520,964	656,507
Advances payable - related party	951,034	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	150,000	150,000
Current liabilities of discontinued operations	431,290	430,973
Note payable -related party of discontinued operations	169,984	169,984
Total current liabilities	2,602,319	2,777,406

Convertible Promissory Notes Payable	1,378,459
Total liabilities	3,980,778	2,777,406

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
33,239,878 shares issued and outstanding as of June 30, 2012
32,678,650 shares issued and outstanding at December 31, 2011	33,240	32,679
Additional paid-in capital	9,464,468	9,251,529
Deficit accumulated during development stage	(11,940,994)	(9,999,431)

Total stockholders' deficit	(2,443,286)	(715,223)

Total liabilities and stockholders' deficit	$1,537,492	$2,062,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2012
(Unaudited)

					December 17,
					2008
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$-	$-	$85,540	$-	$857,645

Costs and expenses:

Cost of goods sold	-	-	67,013	-	510,938
Operating expenses	27,185	24,456	39,648	55,612	536,749
License maintenance fees	50,000	37,500	100,000	75,000	400,000
Marketing and development	60,314	120,500	123,314	195,328	1,013,194
Selling, general and administrative expenses	415,003	57,006	863,241	114,644	4,897,535
Professional fees	198,595	427,956	345,045	485,478	1,316,371
Impairment of fixed assets	-	-	400,000	-	400,000
Impairment of goodwill	-	3,555,304	-	3,555,304	3,555,304

Total costs and expenses	751,097	4,222,722	1,938,261	4,481,366	12,630,091

Operating loss	(751,097)	(4,222,722)	(1,852,721)	(4,481,366)	(11,772,446)

Other Income (expense)
Interest income (expense)	(60,068)	(8,475)	(87,874)	(17,835)	(142,131)

Total other income (expense)	(60,068)	(8,475)	(87,874)	(17,835)	(142,131)

Net loss from continuing operations	(811,165)	(4,231,197)	(1,940,595)	(4,499,201)	(11,914,577)

Net income (loss) from discontinued operations	110	(20,850)	(968)	(20,850)	(26,417)

Net Loss	$(811,055)	$(4,252,047)	$(1,941,563)	$(4,520,051)	$(11,940,994)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	(0.02)	(0.15)	(0.06)	(0.17)
Discontined operations	-	-	-	-
	(0.02)	(0.15)	(0.06)	(0.17)

Weighted average common shares outstanding	33,239,878	27,332,052	33,031,971	27,129,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Par Value	Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services performed in prior periods	347,728	348	(348)	-	-	-

Net loss for the period	-	-	-	(1,941,563)	-	(1,941,563)

Balance - June 30, 2012 (Unaudited)	33,239,878	$33,240	$9,464,468	$(11,940,994)	$-	$(2,443,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2012

	For the Six Months Ended June 30, 2012	For the Six Months Ended	December 17, 2008 (Inception) Through
	(Unaudited)	June 30, 2011	June 30, 2012
Cash flows from operating activities
Net loss	$(1,941,563)	$(4,520,051)	$(11,940,994)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	3,487,400
Stock issued for services	-	125,000	763,023
Amortization of license fees	2,941	2,941	20,588
Depreciation expense	227,157	7,706	243,945
Impaiment of fixed assets	400,000	-	400,000
Impairment of goodwill	-	3,555,304	3,555,304
Change in assets and liabilities
Decrease in accounts receivable	206,545	-	-
Decrease in inventory	30,622	-	-
(Increase) decrease in prepaid expenses and other assets	(120,696)	1,297	(195,073)
Increase (decrease) in accounts payable and accrued liabilities	(176,055)	468,632	679,939
Increase (decrease) in accounts payable attributable to discontinued operations	968	8,770	(146,333)
Net cash used in operating activities	(1,370,081)	(350,401)	(3,132,201)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	11,150	11,150
Purchase of equipment	-	(747,137)	(1,406,358)
Net cash used in investing activities	-	(735,987)	(1,495,208)

Cash flows from financing activities
Net proceeds from related party advances	-	936,381	951,034
Proceeds from note payable	-	-	150,000
Proceeds from issuance of common stock converted to Series B preferred stock	-	150,000	483,500
Proceeds from issuance of convertible promissory notes	1,378,459	-	1,378,459
Proceeds from the issuance of common stock, net	213,500	1,362	1,986,007
Net cash provided by financing activities	1,591,959	1,087,743	4,949,000

Net increase in cash and cash equivalents	221,878	1,355	321,591

Cash and cash equivalents - beginning of period	99,713	7,310	-

Cash and cash equivalents - end of period	$321,591	$8,665	$321,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,550	$-	$7,237
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$741,072	$169,421

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Note 2 - Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. The results of the operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company capitalizes interest cost on borrowings incurred during new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For the quarter ended June 30, 2012 and 2011, the Company capitalized zero and $2,809, respectively of interest in connection with a capital expansion project.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 were recognized for the quarter ended March 31, 2012.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended March 31, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. In conjunction with our reverse merger on June 21, 2011, the Company evaluated the carrying amount of the resulting goodwill and determined that the entire amount of goodwill of $3,555,304 was impaired.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

•	Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.
•
Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2012 approximated the carrying amount as the notes were issued during the second quarter of 2012 at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $85,540 and zero for the six months ended June 30, 2012 and 2011, respectively.  The Company generated revenue for the six months ended June 30, 2012 by delivering product to its first commercial customer for use in the system operations.  Revenues were curtailed in February as the units were shut down due to reduced load demand and low natural gas prices.  The Company anticipates that these units will restart during the third quarter 2012.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at June 30, 2012.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of June 30, 2012, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of June 30, 2012 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the six months ended June 30, 2012, 100% of the Company’s revenues related to one customer.

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The adoption of this standard did not have a material impact on  the Company’s consolidated results of operations, cash flows, and financial position since the Company does not have other comprehensive income

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment.    This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or required disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,  which indefinitely defers the requirement in ASU No. 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 remain unchanged.

Note 3 - Going Concern

The accompanying consolidated financial statements as of June 30, 2012 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through June 30, 2012, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $11,940,994.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is converting some of its short term liabilities to long term convertible debt-to-equity and is raising near term financing to fund future operations through a convertible debt-to-equity offering. The Companyalso intends to raise additional equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The Company performed an impairment test related to goodwill as of the date of the merger on June 21, 2011 and it was determined that goodwill was impaired.  At that time, the Company recorded a charge to operations for the amount of the impairment of $3,555,304.

Note 5 - Property And Equipment, Net

Property and equipment at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Equipment & Installation	$1,547,559	$1,547,559
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	1,583,485	1,583,485

Less: accumulated depreciation and impairment charges	643,945	16,788
Property and equipment, net	$939,540	$1,566,697

The Company uses the straight-line method of depreciation over 3 to 10 years.  During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington.  This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option.  The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal.  During the six months ended June 30, 2012 and June 30, 2011, depreciation expense charged to operations was $227,157 and $7,706, respectively.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  This agreement applies to the following patents:

•	U.S Patent No. 7,435,286 “Sorbents for the Oxidation and Removal of Mercury” issued October 14, 2008.
•	U.S. Patent No. 8,168,147 “Sorbents for the Oxidation and Removal of Mercury” issued May 1, 2012.
•	U.S. Patent No. 8,173,566 “Process for Regenerating a Spent Sorbent” issued May 8, 2012.
•	U.S. Patent Application No. 12/167,054 “Mercury Control Using Moderate-Temperature Dissociation of Halogen Compounds” filed July 2, 2007.

In addition, the Company has the same rights to other EERC related patents in Canada and China and to patent applications in Europe.

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

License costs capitalized as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

License	$100,000	$100,000
Less: accumulated amortization	20,588	17,647
License, net	$79,412	$82,353

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $2,941 during the six months ended June 30, 2012 and 2011. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the six months ended June 30, 2012 was $1,994.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of June 30, 2012.  Interest expense for the six months ended June 30, 2012 was $2,275.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of June 30, 2012.  Interest expense or the six months ended June 30, 2012 was $2,275.

Note 9 - Advances Payable – Related Party

As of June 30, 2012, the Company had advances payable totaling $951,034, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at June 30, 2012 was $130,351 and interest expense for the six months ended June 30, 2012 was $43,274.  As previously disclosed, the Company and Mr. MacPherson have agreed to convert $500,000 of this balance to a Convertible Promissory Note Payable with the same terms and conditions of the notes discussed in Note 11.  As of the date of this report, the conversion had not been finalized.

 Note 10 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at June 30, 2012 was $15,848 and interest expense for the six months ended June 30, 2012 was $7,734.  As previously disclosed, the Company and Mr. Rifkin have agreed to convert this balance to a Convertible Promissory Note Payable with the same terms and conditions of the notes discussed in Note 11.  As of the date of this report, the conversion had not been finalized.

Note 11 – Convertible Promissory Notes Payable

During the quarter ended June 30, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $1,378,459.  The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Accrued interest at June 30 2012 and interest expense for the six months ended June 30, 2012 on these advances was $29,867.

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

Twelve months ended June 30,
2012	$250,000
2013	200,000
2014	200,000
2015	200,000
2016	200,000
Thereafter	1,600,000
$2,650,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

Twelve months ended June 30,
2012	$46,136
2013	46,550
2014	17,918
2015	-
Thereafter	-
$110,604

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $32,000 for the six months ended June 30, 2012 and approximately $57,000 from inception to June 30, 2012.

Fixed Price Contract

The Company’s contract with its customer contains a fixed price for product over three years ending December 31, 2014. This contract exposes the Company to the potential risks associated with rising material costs during that same period.

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

As of June 30, 2012 the Company had committed to issue Jana Stover 68,468 shares to settle accrued consulting services performed in 2011.  These shares were valued at $106,125 and have not been issued.

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

A summary of stock option activity for the quarter ended June 30, 2012 is presented below:

		Oustanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2011	169,087	285,458	14.44	7.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
June 30, 2012	169,087	285,458	14.44	6.8	-

Options exercisable at:
December 31, 2011		285,458	14.44	7.3
June 30, 2012		285,458	14.44	6.8

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

Since the shares are fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $93,500 in accordance with FASB ASC Topic 718.  As of July 1, 2012, this agreement was amended and restated, see Note 18.

Effective as of October 17, 2011, the Company and John F. Norris, Jr. entered into an employment agreement pursuant to which Mr. Norris agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to issue Mr. Norris 1,500,000 shares of common stock as a signing bonus, of which 500,000 shares will be issued on October 1, 2012, 500,000 shares will be issued on October 1, 2013, and 500,000 shares will be issued on October 1, 2014, or upon a change of control of the Company.  Since the shares become fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $2,805,300 in accordance with FASB ASC Topic 718.  As of July 1, 2012, this agreement was amended and restated, see Note 18.

Effective as of November 1, 2011, the Company and R. Alan Kelley entered into an employment agreement pursuant to which Mr. Kelley agreed to be employed by the Company as President and Chief Operating Officer for a period of three years which may be renewed subject to the approval by the Board.  The Company also agreed to issue Mr. Kelley 500,000 shares of common stock as a signing bonus one year from the effective date of the employment agreement or upon a change of control of the Company.  Since the shares become fully vested upon the signing of the agreement, the Company has recognized all of the compensation expense at the date of grant. These shares are valued at $525,000 in accordance with FASB ASC Topic 718.  As of July 1, 2012, this agreement was amended and restated, see Note 18.

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”).  Ken Rifkin is the brother of Jay Rifkin, a company director.  Subject to Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s common shares as compensation for his service pursuant to the agreement

Note 15–Warrants

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

The following table summarizes information about common stock warrants outstanding at June 30, 2012:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.90	7,955	1.16	$9.90	7,955	$9.90
9.90	4,773	1.25	9.90	4,773	9.90
3.30	11,364	3.87	3.30	11,364	3.30
1.00	24,000	4.32	1.00	24,000	1.00
$1.00 - $ 9.90	48,092	3.39		48,092

Note 16 - Tax

For the six months ended June 30, 2012, the Company hada net operating loss carryforward offset by a fair value allowance and, accordingly, no provision for income taxes has been recorded.  For the six months ended June 30, 2011, the Company was an S corporation and income and losses were passed through to the stockholders.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012, the Company’s net operating loss carryfoward was approximately $8,813,000. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

As of June 30, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

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

 Results for discontinued operations for the six months ended June 30, 2012 and 2011 are as follows:

	2012	2011
China Youth Media, Inc.	$1,791	$7,815
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	(823)	13,035
Net loss from discontinued operations	$968	$20,850

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable and accrued expenses	$431,941	$430,973
Related party note payable	169,984	169,984
Convertible note payable	50,000	50,000
Total liabilities	$651,925	$650,957

Note 18  – Subsequent Events

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

In conjunction with the Allen Kelley, John Norris and Rich Gross amended employment agreements on July 1, 2012, the Company expects to recognize additional stock compensation expense of approximately $1,076,000 from July 1, 2012 through December 31, 2013, or $179,000 per quarter.

ITEM 2 –         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion sets forth, for the periods indicated, information derived from our Unaudited Condensed Consolidated Financial Statements and should be read in conjunction with those financial statements.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 were recognized for the quarter ended March 31, 2012.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s’ equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended March 31, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate; (2) unanticipated competition, or; (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. In conjunction with our reverse merger on June 21, 2011, the Company evaluated the carrying amount of the resulting goodwill and determined that the entire amount of goodwill of $3,555,000 was impaired.

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

Revenues

Sales - We generated revenues of $86,000 and $0 for the six months ended June 30, 2012 and 2011, respectively.  The Company generated revenue in the quarter ended March 31, 2012 by delivering product to our first commercial customer for use in the system operations.  The plant owner idled both units during the quarter ended June 30, 2012 and management does believes that they plan to operate the units consistently again in late summer.  The idling is related to low power demand and cheaper sources of energy due to lower natural gas prices.  We anticipate further revenue from these units during the third quarter of this year.

Cost and Expenses

Costs and expenses were $751,000 and $4,223,000 during the quarter ended June 30, 2012 and 2011, respectively and were $1,938,000 and $4,481,000 during the six months ended June 30, 2012 and 2011, respectively. The decrease in costs and expenses is attributable to the impairment of goodwill discussed above and is offset by marketing and development expenses, professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.

Cost of goods sold during the six months ended June 30, 2012 and 2011 was $67,000 and $0, respectively.   The cost was incurred in the quarter ended March 31, 2012and was for product sold to our first commercial customer.

Operating expenses during the quarter ended June 30, 2012 and 2011, respectively were $27,000 and $24,000, respectively and were $40,000 and $56,000 for the six months ended June 30, 2012 and 2011 respectively.  These expenses are related to the Company’s first commercial customer.  The decrease during 2012 is primarily attributable to the idling of the system at our first commercial customer and the higher costs incurred during the system installation during 2011.

License Maintenance Fees were $50,000 and $37,500 for the quarter ended June 30, 2012 and 2011, respectively and were $100,000 and $75,000 for the six months ended June 30, 2012 and 2011, respectively.  The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $60,000 and $121,000 for the quarter ended June 30, 2012 and 2011, respectively and were $123,000 and $195,000 for the six months ended June 30, 2012 and 2011 respectively.  The decrease in marketing and development expenses during 2012 is primarily attributed to shifting of focus towards expanding our operations.

Selling, general and administrative expenses were $415,000 and $57,000 for the quarter ended June 30, 2012 and 2011, respectively and were $863,000 and $115,000 for the six months ended June 30, 2012 and 2011 respectively.  The increase in selling, general and administrative expenses during 2012 is primarily attributed to our increase in efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Professional fee expenses were $199,000 and $428,000 for the quarter ended June 30, 2012 and 2011, respectively and were $345,000 and $485,000 for the six months ended June 30, 2012 and 2011 respectively. The decrease in professional fee expenses during 2012 is primarily attributed to costs incurred in the 2011 associated with the Reverse Merger.  Current year expenses are associated with efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Impairment of fixed assets were $400,000 and zero for the six months ended June 30, 2012 and 2011, respectively.  Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the quarter ended March 31, 2012.

Net Loss

For the quarter ended June 30, 2012 and 2011 we had a net loss from operations of approximately $811,000 and $4,252,000, respectively and for the six months ended June 30, 2012 and 2011 we had a net loss of approximately $1,941,000 and $4,520,000 respectively. The decreased net loss is primarily attributed the impairment of goodwill discussed above and is offset by an increase to professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada as well as an impairment charge on equipment of $400,000 recorded in the quarter ended March 31, 2012.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $60,000 and $8,000 during the quarter ended June 30, 2012 and 2011, respectively.  Interest expense related to the financing of capital was $88,000 during the six months ended June 30, 2012 and $18,000 during the six months ended June 30, 2011.

Taxes

As of June 30, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of June 30, 2012 and December 31, 2011, our cash and cash equivalents were $322,000 and $100,000, respectively.  We had a working capital deficit of approximately $2.1 million at June 30, 2012 and $2.4 million at December 31, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $5 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. We are converting some of our short-term liabilities to long-term convertible debt and intend to raise near term financing to fund future operations through a convertible debt-to-equity offering. We intend to raise additional equity financing to fund future operations.

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

Total assets were $1.5 million at June 30, 2012 versus $2.1 million at December 31, 2011. The change in total assets is primarily due to the collection of accounts receivable balances due, proceeds from convertible promissory notes issued, the depreciation on fixed assets and the impairment charge recording against fixed assets during the period.

Operating activities used $1,370,000 of cash during the six months ended June 30, 2012 compared to $350,000 during the six months ended June 30, 2011. The change in cash used for operating activities resulted primarily from our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada and the associated increase in operating expenses.

Investing activities used no cash during the six months ended June 30, 2012 compared to $736,000 during the six months ended June 30, 2011.  This change resulted from no purchases of capital assets during the period ended June 30, 2012 and purchase of equipment during the six months ended June 30, 2011, primarily for use at the site of our first commercial customer.

Financing activities provided $1,592,000 during the six months ended June 30, 2012 primarily due to proceeds from the issuance of convertible promissory notes of $1,378,000 and stock $214,000 compared to net cash provided by financing activities of $1,088,000 during the six months ended June 30, 2011 due to related party advances of $936,000 and the issuance of stock which provided $151,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3 –         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 –         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the PEO and the PFO determined that as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, the Company received and reviewed documents supporting transactions of its subsidiaries.  Based on this review during the quarter, the Company prepared amendments of Form 10-Qs for the periods ending June 30, 2011 and September 30, 2011,which were completed and filed with the SEC on July 2, 2012.  Also during the period covered by this report, the Company concluded procedures including the training and supervision of accounting staff, use of new accounting software and timely preparation and review of financial information by management.  These changes have had the effect of materially improving the company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1 –         LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a –       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM – 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $1,378,459.  The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.The initial conversion ratio shall be equal to $1.00 per unit.The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.

ITEM – 3         DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM – 4         MINE SAFETY DISCLOSURES

Not applicable.

ITEM – 5         OTHER INFORMATION

Not applicable

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
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP. (Registrant)

Dated: August 10, 2012	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2012	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)