Form 10-Q/A
period 2011-09-30
Midwest Energy Emissions Corp.
filed 2012-09-07
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT No. 2

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

Yes ☐ No ☑

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,239,878 outstanding as of September 7, 2012.

EXPLANATORY NOTE

We are filing this Amendment No. 2 of Form 10-Q/A (the “Amended 10-Q”) to our quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Original Report”), filed with the SEC on November 21, 2011, as amended July 2, 2012, to furnish a corrected Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated condensed financial statements and related notes from the Form 10-Q in XRBL (eXtensible Business Reporting language).

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original fining date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Amendment No. 1 filed with the SEC on July 2, 2012.

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

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended September 30, 2011

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$7,458	$7,310
Accounts receivable	286,999	$-
Other current assets	97,313	-
Total current assets	391,770	7,310

Property and Equipment, Net	1,308,886	1,746
License, Net	83,823	88,236
Other assets	45,455	-
TOTAL ASSETS	$1,829,934	$97,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,071,830	-
Advances for subscription agreements	592,000	-
Advances payable - related party	1,329,044	377,389
Convertible note payable of discontinued operations	50,000	-
Notes payable	150,000	-
Current liabilities of discontinued operations	433,348	-
Advances payable - related party of discontinued operations	169,984	-
Total current liabilities	3,796,206	377,389

TOTAL LIABILITIES	3,796,206	377,389

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 2,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized;
zero shares issued and outstanding at September 30, 2011;
zero shares issued and outstanding at December 31, 2010;	-	-
Series B Preferred Stock, $0.001 par value; 10,000 shares authorized;
10,000 shares issued and outstanding at September 30, 2011;	10	-
zero shares issued and outstanding at December 31, 2010;
Series C Preferred Stock, $0.001 par value; 22,000 shares authorized;
4,510 shares issued and outstanding at September 30, 2011;	5
zero shares issued and outstanding at December 31, 2010;
Common stock; $.001 par value; 500,000,000 shares authorized;
341,735,841 shares issued and outstanding as of September 30, 2011
9,890 shares issued and outstanding at December 31, 2010;	341,736	9,890
Additional paid-in capital	3,431,255	62,328
Accumulated deficit	(5,739,278)	(352,315)

Total stockholders' deficit	(1,966,272)	(280,097)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,829,934	$97,292

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

		For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	December 17, 2008 (Inception) Through September 30, 2011

Revenues	$	$ 266,480	$-	$266,480	$7,000	$580,505

Costs and expenses:

Cost of goods sold		318,750	-	318,750	-	560,825
Operating expenses		165,595	-	221,207	-	221,207
License maintenance fees		37,500	25,000	112,500	75,000	262,500
Marketing and development		66,616	43,640	261,944	45,640	387,778
Selling, general and administrative expenses		222,988	17,292	337,634	28,203	470,591
Professional fees		145,070	20,456	630,548	35,456	796,022
Impairment of goodwill		-	-	3,555,304	-	3,555,304

Total costs and expenses		956,519	106,388	5,437,887	184,299	6,254,227

Operating loss		(690,039)	(106,388)	(5,171,407)	(177,299)	(5,673,722)

Other Income (expense)
Interest income (expense)		(24,452)	-	(42,287)	-	(42,287)
			-
Total other income (expense)		(24,452)	-	(42,287)	-	(42,287)
			-

Net loss from continuing operations		(714,491)	(106,388)	(5,213,694)	(177,299)	(5,716,009)

Net loss from discontinued operations		(2,419)	-	(23,269)	-	(23,269)

Net Loss		$(716,910)	$(106,388)	$(5,236,963)	$(177,299)	$(5,739,278)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations		-	(10.76)	(0.04)	(17.95)
Discontined operations		-	-	-	-
		-	(10.76)	(0.04)	(17.95)

Weighted average common shares outstanding		341,278,774	9,890	126,050,939	9,876

The accompanying notes are an integral part of these financial statements.

MIDWEST ENERGY EMISSIONS CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2012
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	December 17, 2008 (Inception) Through September 30, 2011
Cash flows from operating activities
Net loss	$(5,236,963)	$(240,899)	$(5,739,278)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock issued for services	233,630	63,600	297,230
Amortization of license fees	4,413	4,412	16,177
Depreciation expense	11,556	-	11,601
Impairment of goodwill	3,555,304	-	3,555,304
Change in assets and liabilities
Increase in accounts receivable	(286,999)	-	(286,999)
Increase in prepaid expenses and other assets	(140,892)	-	(140,892)
Increase in accounts payable and accrued liabilities	790,612	21,784	915,612
Increase in accounts payable attributable to discontinued operations	7,092	-	7,092
Net cash used in operating activities	(1,062,247)	(151,103)	(1,364,153)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	11,150	-	11,150
Purchase of equipment	(1,154,772)	-	(1,156,563)
Net cash used in investing activities	(1,143,622)	-	(1,245,413)

Cash flows from financing activities
Net proceeds from related party advances	926,655	147,688	1,329,044
Proceeds from note payable	150,000		150,000
Proceeds from issuance of common stock converted to Series B preferred stock	150,000	-	150,000
Proceeds from the issuance of series C preferred stock, net	386,000		386,000
Proceeds from advances for subscriptions	592,000		592,000
Proceeds from the issuance of common stock	1,362	4,451	9,980
Net cash provided by financing activities	2,206,017	152,139	2,617,024

Net increase in cash and cash equivalents	148	1,036	7,458

Cash and cash equivalents - beginning of period	7,310	-	-

Cash and cash equivalents - end of period	$7,458	$1,036	$7,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for services	$233,630	$63,600	$297,230

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated October 17, 2011.  Under the New Employment Agreement, Mr. Kelley has agreed to be employed by the Company as President and Chief Operating Officer for a period of three years (the “Term”). The Term of Mr. Kelley’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Kelley will receive an annual base salary of $240,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Kelley will be paid an annual base salary of $280,000.  Beginning January 1, 2014, Mr. Kelley will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Kelley is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Kelley is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Kelley is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Kelley, Mr. Kelley shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Kelley regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2011 and incorporated herein by reference.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated November 1, 2011.  Under the New Employment Agreement, Mr. Norris has agreed to be employed by the Company as Chief Executive Officer and Chairman for a period of three years (the “Term”). The Term of Mr. Norris’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Norris will receive an annual base salary of $180,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Norris will be paid an annual base salary of $240,000.  Beginning January 1, 2014, Mr. Norris will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Norris is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Norris is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Norris is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Norris, Mr. Norris shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Norris regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2011 and incorporated herein by reference.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011.  Under the New Employment Agreement, Mr. Gross has agreed to be employed by the Company as Chief Financial Officer for a period of three years (the “Term”). The Term of Mr. Gross’s employment may be extended by the Board of Directors of the Company.  Under the New Employment Agreement, Mr. Gross will receive an annual base salary of $130,000 per year through December 31, 2012. Beginning on January 1, 2013 and continuing during the Term, Mr. Gross will be paid an annual base salary of $150,000.  Beginning January 1, 2014, Mr. Gross will be eligible for a raise in base salary if a raise is deemed appropriate by the Board.  In addition, Mr. Gross is entitled to participate in all Company 401(k) programs and customary health and benefit plans. Under the New Employment Agreement, the Company shall also issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014.  In addition, the Company shall make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. Under the New Employment Agreement, Mr. Gross is also entitled to participate in any stock option and incentive plans adopted by the Company.  If Mr. Gross is terminated without cause or resigns for good reason, subject to the receipt of a release in favor of the Company from Mr. Gross, Mr. Gross shall be entitled to a continuation of his base salary then in effect for the remainder of the term of the New Employment Agreement.  The New Employment Agreement contains customary covenants by Mr. Gross regarding non-competition and non-solicitation and use of confidential information.  The foregoing summary of the New Employment Agreement is qualified in its entirety by reference to the copy of the New Employment Agreement filed on July 2, 2012 on Form 10-Q/A for the period ended June 30, 2011 and incorporated herein by reference.

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

Dated: September 7, 2012

By: /s/ John F. Norris, Jr.

John F. Norris, Jr.

Chief Executive Officer

(Principal Executive Officer)

Dated: September 7, 2012

By: /s/ Richard H. Gross

Richard H. Gross

Chief Financial Officer

(Principal Financial Officer)