Form 10-Q
period 2012-09-30
Midwest Energy Emissions Corp.
filed 2012-11-13
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

For the transition period from   to ______

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporationor Identification No.)	(I.R.S. Employer organization)

500 West Wilson Bridge Road, Suite 140 Worthington, Ohio	43085
(Address of principal Executive offices)	(Zip Code)

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
Yes   ☐                      No   ☒

Number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,239,878 outstanding as of November 13, 2012.

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
Period Ended September 30, 2012

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	SEPTEMBER 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$8,009	$99,713
Accounts receivable	114,451	206,545
Inventory	-	30,622
Prepaid expenses and other assets	150,222	33,234
Total current assets	272,682	370,114

Property and Equipment, Net	827,810	1,566,697
License, Net	77,941	82,353
Prepaid expenses	35,714	43,019
Total assets	$1,214,147	$2,062,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$542,956	$420,360
Accrued legal and consulting fees	898,955	656,507
Advances payable - related party	951,034	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	150,000	150,000
Current liabilities of discontinued operations	365,081	379,521
Note payable -related party of discontinued operations	169,984	169,984
Total current liabilities	3,128,010	2,777,406

Convertible Promissory Notes Payable	1,378,459
Total liabilities	4,506,469	2,777,406

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
33,239,878 shares issued and outstanding as of September 30, 2012
32,678,650 shares issued and outstanding at December 31, 2011	33,240	32,679
Additional paid-in capital	9,778,835	9,251,529
Deficit accumulated during development stage	(13,104,397)	(9,999,431)

Total stockholders' deficit	(3,292,322)	(715,223)

Total liabilities and stockholders' deficit	$1,214,147	$2,062,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	December 17, 2008 (Inception) Through September 30, 2012

Revenues	$270,940	$266,480	$356,480	$266,480	$1,128,585

Costs and expenses:

Cost of goods sold	105,474	318,750	172,487	318,750	616,412
Operating expenses	96,890	165,595	136,538	221,207	633,639
License maintenance fees	50,000	37,500	150,000	112,500	450,000
Marketing and development	202,400	66,616	325,714	261,944	1,215,594
Selling, general and administrative expenses	503,436	217,665	1,130,329	321,665	5,164,623
Depreciation and amortization	94,321	5,323	325,669	15,969	325,669
Professional fees	291,171	145,070	636,216	630,548	1,607,542
Loss on disposal of fixed assets	19,504	-	19,504		19,504
Impairment of fixed assets	-	-	400,000	-	400,000
Impairment of goodwill	-	-	-	3,555,304	3,555,304

Total costs and expenses	1,363,196	956,519	3,296,457	5,437,887	13,988,287

Operating loss	(1,092,256)	(690,039)	(2,939,977)	(5,171,407)	(12,859,702)

Other expense
Interest income (expense)	(74,029)	(24,452)	(161,903)	(42,287)	(216,160)

Total other expense	(74,029)	(24,452)	(161,903)	(42,287)	(216,160)

Net loss from continuing operations	(1,166,285)	(714,491)	(3,101,880)	(5,213,694)	(13,075,862)

Net loss from discontinued operations	(2,118)	(2,419)	(3,086)	(23,269)	(28,535)

Net Loss	$(1,168,403)	$(716,910)	$(3,104,966)	$(5,236,963)	$(13,104,397)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	(0.04)	(0.02)	(0.09)	(0.18)
Discontined operations	-	-	-	-
	(0.04)	(0.02)	(0.09)	(0.18)

Weighted average common shares outstanding	33,239,878	30,579,214	33,101,779	28,462,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	32,679	9,251,529	(9,999,431)	-	(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services performed in prior periods	347,728	348	(348)	-	-	-

Common stock to be issued	-	-	314,367	-	-	314,367

Net loss for the period	-	-	-	(3,104,966)	-	(3,104,966)

Balance - SEPTEMBER 30, 2012 (Unaudited)	33,239,878	$33,240	$9,778,835	$(13,104,397)	$-	$(3,292,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	December 17, 2008 (Inception) Through September 30, 2012
Cash flows from operating activities
Net loss	$(3,104,966)	$(5,236,963)	$(13,104,397)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	314,367	-	3,801,767
Stock issued for services	-	233,630	763,023
Amortization of license fees	4,412	4,413	22,059
Depreciation expense	319,383	11,556	336,171
Impaiment of fixed assets	400,000	-	400,000
Loss on disposal of fixed assets	19,504		19,504
Impairment of goodwill	-	3,555,304	3,555,304
Change in assets and liabilities
Decrease in accounts receivable	92,094	(286,999)	(114,451)
Decrease in inventory	30,622	-	-
(Increase) decrease in prepaid expenses and other assets	(109,683)	(140,892)	(184,060)
Increase (decrease) in accounts payable and accrued liabilities	348,169	842,064	1,272,490
Increase (decrease) in accounts payable attributable to discontinued operations	2,435	(44,360)	(213,193)
Net cash used in operating activities	(1,683,663)	(1,062,247)	(3,445,783)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	11,150	11,150
Purchase of equipment	-	(1,154,772)	(1,406,358)
Net cash used in investing activities	-	(1,143,622)	(1,495,208)

Cash flows from financing activities
Net proceeds from related party advances	-	926,655	951,034
Proceeds from note payable	-	150,000	150,000
Proceeds from issuance of common stock converted to Series B preferred stock	-	150,000	483,500
Proceeds from issuance of convertible promissory notes	1,378,459	-	1,378,459
Proceeds from the issuance of common stock, net	213,500	979,362	1,986,007
Net cash provided by financing activities	1,591,959	2,206,017	4,949,000

Net (decrease) increase in cash and cash equivalents	(91,704)	148	8,009

Cash and cash equivalents - beginning of period	99,713	7,310	-

Cash and cash equivalents - end of period	$8,009	$7,458	$8,009

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,850	$-	$9,537
Taxes	$5,773	$-	$5,773

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$169,421	$180,793	$169,421

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

Reverse Merger

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), merged into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”).  The Merger closed effective on June 21, 2011 (the “Closing”).  As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving.  Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.  See Note 4 for further discussion.

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

Midwest Energy Emissions Corp (now known as MES, Inc.)

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota.  Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities.

●	Youth Media (BVI) Ltd.
●	Youth Media (Hong Kong) Limited
●	Youth Media (Beijing) Limited
●	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the condensed consolidated financial statements.  The Company does not expect to derive any revenues from the discontinued entities in the future and does not expect to incur any significant ongoing operating expenses.

Note 2 - Summary Of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP").

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the financial results. The results of the operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the whole year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Development Stage Company

The Company is considered to be in the development stage as defined by Accounting Standards Codification (“ASC”) 915 Development Stage Entities.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sale of the Company’s products.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company capitalizes interest cost on borrowings incurred during new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  For the quarter ended September 30, 2012 and 2011, the Company capitalized zero and $35,151, respectively of interest in connection with a capital expansion project.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 were recognized for the nine months ended September 30, 2012.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the nine months ended September 30, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the condensed consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

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

The only asset or liability measured at fair value on a recurring basis by the company at September 30, 2012 and December 31, 2011 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2012 and December 31, 2011 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2012 approximated the carrying amount as the notes were issued during the nine months ended September 30, 2012 at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $271,000 and $266,000 for the quarter ended September 30, 2012 and 2011, respectively and $356,000 and $266,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company generated revenue for the nine months ended September 30, 2012 by delivering product to its first commercial customer for use in the operations of the two systems there, and by performing demonstrations of our system at potential customers.  The Company generated revenue for the three and nine months ended September 30, 2011 by delivering product to its first commercial customer for use in the commissioning process of the systems in preparation for their launch in 2012.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s condensed consolidated financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at September 30, 2012 or December 31, 2011.  When necessary, the Company would accrue penalties and interest related to uncertain tax positions as a component of income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and three state jurisdictions.  The Company is no longer subject to U.S. federal examinations for years prior to 2009 or state tax examinations for years prior to 2008.  Prior to the reverse merger, the MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of September 30, 2012 or December 31, 2011, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of September 30, 2012 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the nine months ended September 30, 2012 and 2011, 76% and 100%, respectively of the Company’s revenues related to one customer.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures.  The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting.  This standard was effective for the Company on January 1, 2012.  The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements or required disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary condensed consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The adoption of this standard did not have a material effect on  the Company’s consolidated results of operations, cash flows, and financial position since the Company does not have other comprehensive income

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment.    This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  Early adoption is permitted. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements or required disclosures.

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

Reclassification

Certain amounts in the prior year have been reclassified to conform with the current presentation.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements as of September 30, 2012 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through September 30, 2012, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $13,104,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is raising near term financing to fund future operations through a convertible debt-to-equity offering. The Company also intends to raise additional equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Reverse Merger

Merger Agreement

On June 21, 2011, the Company entered into a Merger Agreement with Midwest Energy Emissions (now named MES, Inc.) pursuant to which at closing the Merger Sub, would merge into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (“Acquisition”).  The Merger closed effective on June 21, 2011.

As a result of the Acquisition, the former stockholders of Midwest Energy Emissions received an aggregate number of shares of China Youth Media (now the Company, or Midwest Energy Emissions Corp) common stock constituting approximately 90% of the outstanding shares of China Youth Media common stock, after giving effect to the Acquisition.  Warrants and options to purchase China Youth Media common stock that were outstanding prior to the Acquisition remained outstanding following the Acquisition. These consist of warrants to purchase a total of 24,092 shares of China Youth Media common stock with prices ranging from $3.30 to $9.00 and options to purchase a total of 371,818 shares of China Youth Media common stock with prices ranging from $14.30 to $22.

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

Note 5 - Property And Equipment, Net

Property and equipment at September 30, 2012 and December 31, 2011 are as follows:
	2012	2011

Equipment & Installation	$1,109,674	$1,547,559
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	1,145,600	1,583,485

Less: accumulated depreciation	317,790	16,788
Property and equipment, net	$827,810	$1,566,697

The Company uses the straight-line method of depreciation over 3 to 10 years.  During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington.  This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option.  The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal.  During the nine months ended September 30, 2012 and September 30, 2011, depreciation expense charged to operations was $319,383 and $11,556, respectively.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  This agreement applies to the following patents:

•	U.S Patent No. 7,435,286 “Sorbents for the Oxidation and Removal of Mercury” issued October 14, 2008.
•	U.S. Patent No. 8,168,147 “Sorbents for the Oxidation and Removal of Mercury” issued May 1, 2012.
•	U.S. Patent No. 8,173,566 “Process for Regenerating a Spent Sorbent” issued May 8, 2012.
•	U.S. Patent Application No. 12/167,054 “Mercury Control Using Moderate-Temperature Dissociation of Halogen Compounds” filed July 2, 2007. (Notice of Allowance Received)

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

The Company is required to pay the licensor 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees.  Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor.  This requirement ends at the time the Company pays $1,000,000 for the assignment of the patents.

License costs capitalized as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011

License	$100,000	$100,000
Less: accumulated amortization	22,059	17,647
License, net	$77,941	$82,353

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $4,412 and $4,413 during the nine months ended September 30, 2012 and September 30, 2011, respectively.  Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the nine months ended September 30, 2012 and 2011 was $3,002 and $2,008, respectively.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2012 and December 31, 2011.  Interest expense for the nine months ended September 30, 2012 and 2011 was $3,425 and $225, respectively.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of September 30, 2012 and December 31, 2012.  Interest expense for the nine months ended September 30, 2012 and 2011 was $3,425 and $225, respectively.

Note 9 – Advances Payable – Related Party

As of September 30, 2012, the Company had advances payable totaling $951,034, to Richard MacPherson, a director of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at September 30, 2012 and 2011 was $152,225 and $62,649, respectively and interest expense for the nine months ended September 30, 2012 and 2011 was $65,148 and $27,498, respectively.  As previously disclosed, the Company and Mr. MacPherson had agreed to convert $500,000 of this balance to a Convertible Promissory Note Payable with the same terms and conditions of the notes discussed in Note 11.  As of the date of this filing , the Company and Mr. MacPherson have agreed not to convert this balance from its current terms.

Note 10 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at September 30, 2012 and 2011 was $19,758 and $4204, respectively and interest expense for the nine months ended September 30, 2012 and 2011 was $11,644 and $4,204, respectively.  As previously disclosed, the Company and Mr. Rifkin had agreed to convert this balance to a Convertible Promissory Note Payable with the same terms and conditions of the notes discussed in Note 11.  As of the date of this filing, the Company and Mr. Rifkin have agreed not to convert this balance from its current terms.

Note 11 – Convertible Promissory Notes Payable

During the nine months ended September 30, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $1,378,459.  The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Accrued interest at September 30 2012 and interest expense for the nine months ended September 30, 2012 on these advances was $74,588.

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

2013	$200,000
2014	200,000
2015	200,000
2016	200,000
2017	200,000
Thereafter	1,600,000
$2,600,000

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011.  The lease provides for the option to extend the lease on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

On October 18, 2011, the Company entered into a 39-month lease for office space in Worthington, Ohio, commencing November 15, 2011.  The lease provides for the option to extend the lease under its current terms for three additional years.  Rent was abated for the first three months of the lease.  Rent is $1,933 per month for months four through fifteen, $1,968 for months 16 through twenty-seven and $2,002 for months twenty-eight through thirty-nine.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2013	$46,240
2014	42,854
2015	10,011
2015	-
Thereafter	-
$99,105

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $45,000 for the nine months ended September 30, 2012 and approximately $70,000 from inception to September 30, 2012.

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

On March 29, 2012, the Company and Troy Grant entered into a letter agreement pursuant to which Mr. Grant was issued 175,000 shares to settle accrued consulting services performed in 2011.  These shares were valued at $271,250.

From January 1 through March 31, 2012, the Company sold 213,500 shares of its common stock to unaffiliated accredited investors for $213,500 or $1.00 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

As of September 30, 2012 the Company had committed to issue Jana Stover 68,468 shares to settle accrued consulting services performed in 2011.  These shares were valued at $106,125 and have not been issued.

Note 14 – Stock Based Compensation

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

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the condensed consolidated financial statements over the vesting period based on the estimated fair value of the awards.

A summary of stock option activity for the quarter ended September 30, 2012 is presented below:

		Outstanding Options

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2011	169,087	285,458	14.44	7.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
September 30, 2012	169,087	285,458	14.44	6.6	-

Options exercisable at:
December 31, 2011		285,458	14.44	7.3
September 30, 2012		285,458	14.44	6.6

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

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”).  Ken Rifkin is the brother of Jay Rifkin, a company director.  With Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s unregistered common shares on January 1, 2013 as compensation for his service pursuant to the agreement.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus.  These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718.  Under the New Employment Agreement, the Company shall  issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company shall make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability.    The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the nine months ended September 30, 2012 on this agreement was $129,167.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris  was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2013 and are valued at $2,805,300 in accordance with FASB ASC Topic 718.   Under the New Employment Agreement, the Company shall issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company shall make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the nine months ended September 30, 2012 on this agreement was $32,450.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718.   Under the New Employment Agreement, the Company shall  issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company shall make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the nine months ended September 30, 2012 on this agreement was $17,750.

Note 15 – Warrants

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

The following table summarizes information about common stock warrants outstanding at September 30, 2012:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.90	7,955	0.91	$9.90	7,955	$9.90
9.90	4,773	1.00	9.90	4,773	9.90
3.30	11,364	3.61	3.30	11,364	3.30
1.00	24,000	4.07	1.00	24,000	1.00
$1.00 - $9.90	48,092	3.13		48,092

Note 16 – Tax

For the nine months ended September 30, 2012, the Company had a net operating loss carryforward offset by a fair value allowance and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012, the Company’s net operating loss carryfoward was approximately $9,900,000. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

As of September 30, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Revenue Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

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

 Results for discontinued operations for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011
China Youth Media, Inc.	$2,799	$7,815
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	287	13,035
Net loss from discontinued operations	$3,086	$20,850

Assets and liabilities of discontinued operations were comprised of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accounts payable and accrued expenses	$365,081	$379,521
Related party note payable	169,984	169,984
Convertible note payable	50,000	50,000
Total liabilities	$585,065	$599,505

Note 18 – Subsequent Events

Subsequent to the quarter ended September 30, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $924,919.  The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.

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

Results of Operations

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, the Company is in the process of dissolving the following entities that remained in existence after the Merger of Midwest and China Youth Media, Inc.:

•	Youth Media (BVI) Ltd.
•	Youth Media (Hong Kong) Limited
•	Youth Media (Beijing) Limited
•	Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the condensed consolidated financial statements of this report. The Company does not expect to derive any revenues from the discontinued entities in the future and does not expect to incur any significant ongoing operating expenses.

Revenues

Sales - We generated revenues of $271,000 and $266,000 for the quarter ended September 30, 2012 and 2011, respectively and $356,000 and $266,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company generated revenue for the nine months ended September 30, 2012 by delivering product to its first commercial customer for use in the operations of the two systems there, and by performing demonstrations of our system at potential customers.  The Company generated revenue for the three and nine months ended September 30, 2011 by delivering product to its first commercial customer for use in the commissioning process of the systems in preparation for their launch in 2012.

Cost and Expenses

Costs and expenses were $1,363,000 and $957,000 during the quarter ended September 30, 2012 and 2011, respectively and were $3,296,000 and $5,438,000 during the nine months ended September 30, 2012 and 2011, respectively.  The increase in costs and expenses for the quarter ended September 30, 2012 from the same period in the prior year is attributable to marketing and development expenses, professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.  The decrease in costs and expenses for the nine month period is attributable to the impairment of goodwill discussed above and is offset by expenses associated with our efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada.

Cost of goods sold was $105,000 and $319,000 during the quarter ended September 30, 2012 and 2011, respectively and was $172,000 and $319,000 during the nine months ended September 30, 2012 and 2011, respectively.   The decrease in cost is attributable to the mix of products delivered during the periods and negotiating improved pricing from suppliers.

Operating expenses were $97,000 and $166,000 during the quarter ended September 30, 2012 and 2011, respectively and were $137,000 and $221,000 for the nine months ended September 30, 2012 and 2011, respectively.  These expenses are related to the Company’s first commercial customer.  The decrease during 2012 is primarily attributable the higher costs incurred during the system installation during 2011.

License Maintenance Fees were $50,000 and $37,500 for the quarter ended September 30, 2012 and 2011, respectively and were $150,000 and $113,000 for the nine months ended September 30, 2012 and 2011, respectively.  The expenses relate to the amortization of the annual maintenance fee for the respective periods.

Marketing and development expenses were $202,000 and $67,000 for the quarter ended September 30, 2012 and 2011, respectively and were $325,000 and $262,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in marketing and development expenses during 2012 is primarily attributed to continuing near term fundraising efforts.

Selling, general and administrative expenses were $503,000 and $218,000 for the quarter ended September 30, 2012 and 2011, respectively and were $1,130,000 and $322,000 for the nine months ended September 30, 2012 and 2011 respectively.  The increase in selling, general and administrative expenses during 2012 is primarily attributed to our increase in efforts to commercialize our mercury emissions control technologies and the increase in expenses associated with expanding our operations.

Depreciation and amortization expenses were $94,000 and $11,000 for the quarter ended September 30, 2012 and 2011, respectively and were $326,000 and $16,000 for the nine months ended September 30, 2012 and 2011 respectively.  The increase in depreciation and amortization expenses during 2012 is primarily attributed to the depreciation recorded on the system installed at our first commercial customer and was placed in service during the 2012.

Professional fee expenses were $291,000 and $145,000 for the quarter ended September 30, 2012 and 2011, respectively and were $636,000 and $630,000 for the nine months ended September 30, 2012 and 2011 respectively. The costs incurred in the 2011 are primarily associated with the Reverse Merger.  Current year expenses are associated with SEC filings made in the the current year, legal opinions of the patents we have licensed and legal assistance with becoming a Reporting Issuer in Nova Scotia, Canada.

Impairment of fixed assets were $400,000 and zero for the nine months ended September 30, 2012 and 2011, respectively.  Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the nine months ended September 30, 2012.

Net Loss

For the quarter ended September 30, 2012 and 2011 we had a net loss from operations of approximately $1,168,000 and $717,000, respectively and for the nine months ended September 30, 2012 and 2011 we had a net loss of approximately $3,105,000 and $5,237,000 respectively. The decreased net loss is primarily attributed the impairment of goodwill discussed above and is offset by an increase to professional fees and general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada as well as an impairment charge on equipment of $400,000 recorded in the nine months ended September 30, 2012.

Interest Income and Other, Net

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $74,000 and $24,000 during the quarter ended September 30, 2012 and 2011, respectively.  Interest expense related to the financing of capital was $162,000 during the nine months ended September 30, 2012 and $42,000 during the nine months ended September 30, 2011.

Taxes

As of September 30, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Revenue Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from financing activities. As of September 30, 2012 and December 31, 2011, our cash and cash equivalents were $8,000 and $100,000, respectively.  We had a working capital deficit of approximately $2.9 million at September 30, 2012 and $2.4 million at December 31, 2011 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $4 million.  In the past we have primarily relied upon financing activities and loans from related parties to fund our operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. We intend to raise near term financing to fund future operations through a convertible debt-to-equity offering. We intend to raise additional equity financing to fund future operations. Due to these efforts, we could dilute current shareholders and the dilution could be significant.  Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds needed for demonstrations of our technology on potential customer units.  With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually.  This break-even target is subject to achieving sales at that level at our expected gross margins, no assurance can be made that we will be able to achieve this target.

Total assets were $1.2 million at September 30, 2012 versus $2.1 million at December 31, 2011. The change in total assets is primarily due to the collection of accounts receivable balances due, the depreciation on fixed assets and the impairment charge recording against fixed assets during the nine months ended September 30, 2012.

Operating activities used $1,684,000 of cash during the nine months ended September 30, 2012 compared to $1,062,000 during the nine months ended September 30, 2011. The change in cash used for operating activities resulted primarily from our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada and the associated increase in operating expenses.

Investing activities used no cash during the nine months ended September 30, 2012 compared to $1,144,000 during the nine months ended September 30, 2011.  This change resulted from no purchases of capital assets during the nine months ended September 30, 2012 and purchase of equipment during the nine months ended September 30, 2011, primarily for use at the site of our first commercial customer.

Financing activities provided $1,592,000 during the nine months ended September 30, 2012 primarily due to proceeds from the issuance of convertible promissory notes of $1,378,000 and stock $214,000 compared to net cash provided by financing activities of $2,206,000 during the nine months ended September 30, 2011 due to related party advances of $927,000 and the issuance of stock which provided $1,129,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S.  The preparation of the condensed consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our condensed consolidated financial condition and consolidated results of operations and require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our condensed consolidated financial statements and, in particular, our most critical accounting policy relates to recognition of revenue and the valuation of our stock based compensation.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of $400,000 were recognized for the nine months ended September 30, 2012.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s’ equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the nine months ended September 30, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the PEO and the PFO determined that as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting during the quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP. (Registrant)

Dated: November 13, 2012	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)