Form 10-K/A
period 2011-12-31
Midwest Energy Emissions Corp.
filed 2012-12-21
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on December 21, 2012 was 33,239,878.

EXPLANATORY NOTE

We are filing this Amendment No. 1 of Form 10-K/A to our annual report on Form 10-K for the period ended December 31, 2011, filed with the SEC on April 12, 2011, to furnish a revised report from the Company’s auditor that covers the financial position of the Company as of December 31, 2011 as well as the consolidated statement of operations, stockholder’s deficit, and cash flows for the period from inception through December 31, 2011.

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

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. (a development stage company) (the Company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2011.  Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. (a development stage company) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio
April 11, 2012

Schneider Downs & Co., Inc.	1133 Penn Avenue	41 S. High Street
www.schneiderdowns.com	Pittsburgh, PA 15222-4205	Suite 2100
	TEL 412.261.3644	Columbus, OH 43215-6102
	FAX 412.261.4876	TEL 614.621.4060 FAX 614.621.4062

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

(3) Exhibits

Incorporated by Reference
Filed
Exhibit	Description	Herewith	Form	Filing Date
2.1	Agreement And Plan Of Merger, Dated June 1, 2011		8-K	06/07/11
2.2	Supplemental Agreement To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.3	Acceptance And Waiver To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.4	Escrow Agreement Dated June 21, 2011		8-K	06/27/11
2.5	Certificate Of Merger Dated June 21, 2011		8-K	06/27/11
3.1	Articles of Incorporation (Utah)		10-SB	08/09/01
3.2	Certificate of Incorporation of Digicorp, Inc. (Delaware)		10-QSB	12/13/06
3.3	State of Utah Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation		10-QSB	12/13/06
3.4	State of Delaware Certificate of Merger of Foreign Corporation into a Domestic Corporation		10-QSB	12/13/06
3.5	Certificate of Designation filed with the State of Delaware on May 23, 2008, authorizing our Series A Convertible Preferred Stock consisting of 500,000 shares, each of $.001 par value		8-K	06/04/08
3.6	Certificate of Designation Of The Series B Convertible Preferred Stock		8-K	06/27/11
3.7	Certificate Of Designation Of The Series C Convertible Preferred Stock Of China Youth Media, Inc.		8-K	09/19/11
3.8	Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of Delaware effective as of October 16, 2008		8-K	10/06/08
3.9	Certificate Of Amendment to Articles of Incorporation, dated October 7, 2011		8-K	10/14/11
3.10	Bylaws		10-SB	08/09/01
3.11	Amendment No. 1 to Bylaws		8-K	07/21/05
9.1	Voting Agreement Dated June 21, 2011		8-K	06/27/11
9.2	Nomination Agreement Dated June 21, 2011		8-K	06/27/11
10.1	Business Consulting Agreement, Dated March 18, 2011		8-K	08/10/11
10.2	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/12
10.3	Employment Agreement between John F. Norris, Jr and Midwest Energy Emissions Corp, dated October 17, 2011*		8-K	11/07/11
10.4	Employment Agreements between R. Alan Kelley and Midwest Energy Emissions Corp, dated October 17, 2011*		8-K	11/07/11
10.5	Employment Agreements between Rchard H. Gross and Midwest Energy Emissions Corp, dated September 19, 2011*		8-K	10/14/11
10.6	Employment Agreements between Marcus A. Sylvester and Midwest Energy Emissions Corp, dated July 25, 2011*		10-K	04/12/12
10.7	Letter Agreement Dated March 29, 2011 with Latitude 20, Inc.		8-K/A	01/20/12
10.8	Consulting Agreement between Eastern Emissions Consultants Incorporated (of which Richard MacPherson is the President) and Midwest Energy Emissions Corp, dated January 10, 2012		10-K	04/12/12
14.1	Code of Ethics		10-KSB	09/28/05
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document	☒
101.SCH	XBRL Taxonomy Extension Schema Document	☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: December 21, 2012	By:	/s/ Johnny F. Norris, Jr.
Johnny F. Norris, Jr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2012	By:	/s/ Richard H. Gross
Richard H. Gross
Vice President and Chief Financial Officer
(Principal Financial Officer)