Form 10-K
period 2012-12-31
Midwest Energy Emissions Corp.
filed 2013-03-13
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,477,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 12, 2013 was 33,408,345.

TABLE OF DEFINED TERMS

TERM	DEFINITION

BAC	Brominated Powdered Activated Carbon

EERC	Energy and Environmental Research Center

EGU	Electric Generating Unit

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

Hg	Mercury

IGCC	Integrated Gasification Combined Cycle

MATS	Mercury and Air Toxics Standards

MEEC or ME2C	Midwest Energy Emissions Corp.

MW	Megawatt

NOX	Oxides of Nitrogen

OTCQB	Over The Counter Venture Marketplace

PAC	Powdered Activated Carbon

SCR	Selective Catalytic Reduction

SEC	U.S. Securities and Exchange Commission

SOX	Oxides of Sulfur

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our  management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors”.  In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in ME2C’s filings and with the Securities and Exchange Commission. See “Risk Factors” in Item 1A.

ITEM I – BUSINESS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “MEEC”, ME2C”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly-owned subsidiaries.

Background

Midwest Energy Emissions Corp. (“MEEC”), a Delaware corporation, is an environmental services company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units.  Our business plan is to deliver cost-effective mercury capture technologies to power plants and other large industrial coal-burning units in the United States, Canada, Europe and Asia. We believe that our patented, proprietary technology allows customers to meet the highly restrictive standards the U.S. Environmental Protection Agency (EPA) issued on December 21, 2011  for mercury emissions, in an effective and economical manner, with the least disruption to the current equipment and on-going operations.

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

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest, the result of which Midwest would become the Company’s wholly-owned subsidiary (the “Merger”). The Merger closed effective on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest and with Midwest surviving as a wholly-owned subsidiary of China Youth Media, Inc. Effective at the time of the Closing, Midwest changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

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

As a result of the Merger, all of the outstanding shares of common stock of Midwest were exchanged for 10,000 shares of newly created Series B Convertible Preferred Stock (the “Merger Shares”) of China Youth Media, Inc.  The former shareholders of Midwest, upon conversion of all the Merger Shares, which occurred automatically on the filing of an October 2011 amendment to China Youth Media, Inc.’s certificate of incorporation to increase the number of authorized shares (see below) then owned approximately 90% of the Company’s issued and outstanding common stock which were deemed issued and outstanding as of the closing of the Merger and conversion.

As a result of the Merger, our business is now focused on the delivery of cost effective mercury capture technologies to power plant and other large industrial coal-burning units in North America, Europe and Asia.  Our prior businesses focusing on youth marketing and media in China by providing advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population, including the business of aggregation and distribution of international content and advertising for Internet or online consumption in China, have been terminated (see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

In November 2011, MEEC moved its corporate headquarters to Worthington, Ohio and currently maintains its primary office at 500 West Wilson Bridge Road, Suite 140, Worthington, Ohio 43085.

Regulations & Markets

The markets for mercury removal from plant emissions are driven by regulations (state, provincial and federal). Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as MEEC.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The new MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants, which are the leading source of non-natural mercury emissions in the U.S.  Existing power plants will have three years (plus a potential one year extension in certain cases) from April 16, 2012, to comply with the new emission limits.

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

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle [IGCC] units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule sets nationwide emission limits and is estimated to reduce mercury emissions in coal-fired plants by about 90% overall.

The EPA estimates the total national annual cost of the MATS rule will be $9.6 billion.

While the ultimate costs for compliance in the U.S. may indeed be in the $9.6 billion per year range that will not likely be the case until EGUs must comply starting on April 16, 2015. These on-going annual operating costs increases also do not include the capital costs to install the equipment and have it ready to operate when the emission limits are required. It is also important to note that a number of states currently have regulations to limit mercury emissions. These regulations remain in place until superseded by MATS in 2015.

With the publication of the MATS rule, we believe that utilities will explore and conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies that might be employed to reduce mercury emissions, but they do not all work well for every plant design or for all of the various types of coal. We believe that very few units in the U.S. today consistently limit mercury emissions to below the new maximum allowed rates. In addition, the EPA estimates that 40% of the coal units in the U.S. affected by the new MATS rule have no advanced pollution controls in operation.

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

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is a Selective Catalytic Reduction (“SCR”) system which can be installed to achieve high levels of removal of nitrogen oxides (NOX). SCRs are again very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a Scrubber, one might achieve an overall reduction of 80-85% of the mercury in many types of coal. The exact level of mercury emission reductions depends on the designs of these systems and the types of coal being burned.

It is thus anticipated that the large majority of EGUs in the U.S. will employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system will be the primary removal method or such a system will likely be employed as a supplemental system to SCR/Scrubber combinations to achieve the new emission limits.

MEEC’s Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and  do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since about 2008. The EERC Foundation obtained patents on this technology. MEEC has an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships” for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation, we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement.

In 2010, we were awarded our first commercial contract to design, build and install our systems on two large (670MW each) coal units in the western part of the U.S.  This is a multi-million dollar, three year renewable contract, which was awarded as a result of a competitive demonstration process. We invested more than $1.4 million in the capital equipment for this project. Those systems out-performed the contract guarantees in all operational areas during startup and testing and went into commercial operation at the start of 2012. The system is used for mercury control whenever the plant is in operation.  During 2012, the customer plant was in operation approximately six months of the year.

Intellectual Property

We have the exclusive rights for a number of patents and pending patent applications under an agreement with the EERC Foundation. In the U.S., MEEC has the rights to U.S. Patent No. 7,435,286 issued October 14, 2008, entitled

“Sorbents for the Oxidation and Removal of Mercury”; U.S. Patent No. 8,168,147 issued May 1, 2012 entitled “Sorbents for the Oxidation and Removal of Mercury”; U.S. Patent No. 8,173,566 issued May 8, 2012 entitled “Process for Regenerating a Spent Sorbent”; and U.S. Patent No. 8,312,822 issued November 20, 2012 entitled “Mercury Control Using Moderate-Temperature Dissociation of Halogen Compound”. In Canada, we have the rights to Canadian patent issued August 17, 2010 entitled “Sorbents for the Oxidation and Removal of Mercury”, and Canadian Patent No. CA 2,523,132 entitled “Process for Regenerating a Spent Sorbent”. In China, we have the rights to Chinese Patent issued June 9, 2010 entitled “Sorbent and Flue Gas Additives for the Oxidation and Removal of Mercury”. In Europe, we have the rights to European Patent issued July 4, 2012 entitled “Sorbents for the Oxidation and Removal of Mercury”. In addition, we have the rights to other patent applications pending in the U.S., Europe, and China. We believe that our patent position is strong in these markets and sublicensing and enforcing these patents will be a key part of our business strategy going forward. Likewise, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on our business.

Business Opportunities

Our business plan is divided into near-term and long-term based on the date that the new EPA MATS rule goes into effect, which is April 16, 2015. The near-term market (before April 2015) in the U.S. consists of two major opportunities. The first opportunity involves demonstrating our technology on a number of operating units. In 2012, the Company performed demonstrations on five customer units and we expect to do more in 2013 through the first half of 2014. We have already contracted to perform three demonstrations in 2013. We believe that electric utility companies will want to ensure they have proven technology which can be employed to achieve the required mercury reduction levels for their particular unit design and coal type. Such a demonstration typically involves one to two weeks of operations on a unit utilizing a temporary system and often done in a cost-share arrangement with the EGU. Once utilities decide on a system to be utilized for compliance, we then expect they will install systems in a phased installation over the late 2013, 2014, and early 2015 time frame, depending on outage schedules for affected EGUs. We do not anticipate significant revenues from these applications prior to April, 2015.

The second opportunity in the near-term market is in U.S. states and Canadian provinces which already have some degree of mercury removal required for EGUs operating in the state or province. Illinois requires coal-fired EGUs to remove 90% of the mercury or inject PAC at a rate of five pounds per thousand atmospheric cubic feet (MACF) of gas emissions, whichever comes first. We believe that most EGUs are injecting PAC at the maximum required rate and are not achieving 90% reduction. Units which currently have state mercury emission limits, and which demonstrated our technology and decide to switch to our systems, could offer near-term revenue opportunities.

Similarly in Canada, there is a Canada-wide mercury reduction agreement among all the provinces that required a 60% reduction in 2012, and which will likely require an 80% reduction beginning in 2018, while individual provinces may move faster to stricter emissions control.  We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

Our future success will depend on the success of demonstrations performed in the near-term period and the resulting contract awards to meet the MATS requirements in the long-term period. With over 1,400 EGUs in the U.S. affected by MATS and assuming some units are shut down rather than incur the added costs to comply, MEEC has a business goal to achieve at least 5-10% of this available market.

In China, the mercury reduction requirements are tailored after proposed requirements in Europe and go into effect in 2015.  Revenues from any Chinese market success are expected in the long-term period.

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

We buy all the materials needed for our systems and do not manufacture anything. Material components of our proprietary Sorbent Enhancing Agent (“SEATM”) are readily available from numerous sources in the market. When we use PAC as a component of our sorbent material, we buy it in the market from companies such as ADA-CS, Norit, and Calgon. The companies are also some of our major competitors in the mercury control market (see Risk Factors below). These companies employ large sales staff and are well established in the market. However, our technology has consistently performed much better in mercury removal in operational tests than PAC or BAC injections alone.

Our major competitors in the U.S. and Canada include companies such as ADA-ES, ADA-CS, Norit, Albemarle, Shaw, Chem-Mod, Calgon, Alstom and Nalco. These companies are typically large firms with well-established sales forces. To date, their primary technology employed has been BAC. We believe our technology is superior and that with our experienced team of Reps, we can compete effectively in these markets.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC which is available on the SEC’s website at www.sec.gov.

ITEM 1A – RISK FACTORS

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

We are a Development Stage Company operating in a market currently dominated by much larger companies including, ADA-ES, ADA-CS, Norit, Albermarle, Shaw, Chem-Mod, Calgon, Nalco and Alstom. The size and financial strength of these competitors may enable them to offer incentives such as large scale free demonstrations that the Company may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by the Company and these corporations also have large, established sales forces that are highly-experienced in fending off competing, including superior technologies on their client units. This is especially true in the utility market which is very risk averse and where long-standing trusted supplier relationships are common.

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

In our efforts to raise capital through the sale of restricted stock and convertible debt, we could dilute current shareholders. The dilution could be significant.

The best mechanisms we have to raise money are to sell restricted stock or convertible notes to qualified investors since we have very little collateral available to use to obtain a loan. Raising capital in this manner is dilutive to current shareholders and the dilution could be substantial. We currently have 33,308,346 shares outstanding of a total of 100,000,000 shares authorized by the Company.

We have relatively few unrestricted shares that currently trade on the Over-the-Counter Bulletin Board. Thus it may not be easy to sell significant number of shares and the price of our stock is highly volatile.

While we have about 33,308,346 shares currently issued and outstanding, the vast majority of these shares are restricted. There are currently less than 4,000,000 shares that are available to be traded in a public market. In addition, the stock is very thinly traded on the Over-The-Counter Bulletin Board, often with high spreads between bid and ask and thus high price volatility. Investors should be aware that the price quoted on any individual trading day, under these conditions, may not reflect the broader market view of the value of the Company’s stock. Being so thinly traded may also make it difficult to sell your stock.

We currently purchase the majority of our materials from companies which are also our competitors. There can be no assurances that we will be able to obtain adequate material at a competitive price.

We do not manufacture any material used in our systems. The components of the SEATM material we inject are typically available from a broad range of sources so adequacy and pricing of those are not expected to be problematic. For the sorbent material, we often purchase PAC or a base material for our proprietary blend. PAC is produced by many companies, some of which are competitors of ours. There can be no assurance that we will be able to purchase adequate material from our competitors at a competitive price to be able to successfully execute our business plan.

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

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

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

MEEC pays for the lease of a 3,800 SQFT warehouse near a commercial customer in Centralia, Washington. The current lease expires in August, 2014.

MEEC leases office space at the EERC facilities in Grand Forks, North Dakota. The current lease expires in December 2013.

ITEM 3 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

The Company common stock is quoted on the Over-The-Counter Venture Marketplace (OTCQB) under the symbol “MEEC”

The table below delineates, on a quarterly basis, the high and low sales prices per share of the common stock as reported by the OTCQB. The prices set forth in the table below may not be an accurate indicator of the value of the Company shares. These prices represent inter-dealer quotations and do not reflect retail markup, markdown or commissions and may not necessarily represent actual transactions. This table contains adjustments to the per share price resulted from the reverse stock split effective at an exchange ratio of one for one hundred ten (1:110) as of October 7, 2011.

		Common Stock Price
2012		High	Low

First Quarter Ended	March 31	$3.25	$1.25
Second Quarter Ended	June 30	$3.05	$1.60
Third Quarter Ended	September 30	$2.00	$0.05
Fourth Quarter Ended	December 31	$1.35	$0.25

2011
First Quarter Ended	March 31	$1.32	$0.33
Second Quarter Ended	June 30	$2.81	$0.44
Third Quarter Ended	September 30	$3.63	$1.21
Fourth Quarter Ended	December 31	$4.87	$1.50

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

From January 1 through March 31, 2012, the Company sold 213,500 shares of its common stock to unaffiliated accredited investors for $213,500 or $1.00 per share, resulting in net proceeds of $213,500.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

During the year ended December 31, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $2,570,199. The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during the quarter and year ended December 31, 2012 and has no program in place to buy any equity securities.

Holders

As of December 31, 2012, there were 388 registered stockholders of Midwest Energy Emissions Corp.’s Common Shares.

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

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a Development Stage Company that develops and employs patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal.  Our current client pays and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGUs typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements. In particular, our most critical accounting policies relate to the recognition of revenue, valuation of goodwill, and the valuation of our stock-based compensation.

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

Results of Operations

2012 was a year of intense sales and marketing efforts as the EPA MATS rule came into effect and utilities began to focus on mercury control technologies they plan to install to meet the 2015 operational deadline. During the year we performed demonstrations of our technology on five customer units with very positive results in every case. We anticipate that utilities will continue to evaluate various mercury control technologies during 2013 and the first half of 2014 before deciding on their technology solution and installing their chosen system during 2014. We are contracted for demonstrations on three more units in the first half of 2013 and we expect to do more. Our goal is to execute supply contracts for as many customer units as possible for operation in 2015, when the greatest revenue opportunities from mercury control in the United States begin. We also believe that there will be significant growth opportunities beyond 2015 as utilities switch to lower cost alternatives such as ours as the industry gains more experience in mercury control.

Revenues in 2012 from our two large customer units were depressed from our expectations because these units did not operate for approximately six months due to low natural gas prices and hydroelectric power availability in their region. In addition, our technology was able to achieve their current state mercury emissions limit (approximately 50% removal) using even less of our sorbent material than we had anticipated. In 2015, these units will have to meet the much higher EPA MATS rule limits.

In the area of Intellectual Property in mercury emissions control during 2012, the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”), was awarded two new US Patents and one patent in Europe. These new patents join two other US patents, two patents in Canada and one in China as part of a major asset base for the Company as we have the exclusive, world-wide rights to these technologies.  In addition, the EERCF has four more mercury emission control patent pending applications in the US, two more in China and two more in Europe.  When granted, these will join our intellectual property asset base.  We anticipate that enforcement of our patent rights, including the licensing our technology to others, will be an important part of our business going forward.

Revenues

Sales - We generated revenues of approximately $788,000 and $458,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company generated revenues of $424,000 for delivered product to its commercial customer and $364,000 from three potential customers to perform demonstrations of our system at their facilities. The Company generated revenue for the year ended December 31, 2011 by delivering product to its commercial customer for use in the system commissioning process in preparation for the system launch in 2012.

Cost and Expenses

Costs and expenses were $4,765,000 and $9,875,000 during the year ended December 31, 2012 and 2011, respectively. The decrease in costs and expenses from the prior year is primarily attributable to the impairment of goodwill of $3,555,000 discussed below and stock based compensation of $3,424,000 for the grants issued to officers upon the signing of their employment agreements in 2011. These cost decreases were offset by (i) increased depreciation expenses associated with the placement in service of equipment related to the deployment of our mercury emissions control technologies of our first two commercial coal-fired boilers, (ii) the impairment charge of $800,000 discussed below and (iii) increased general and administrative expenses associated with our recent efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada for the entire year in 2012.

Cost of goods sold during the years ended December 31, 2012 and 2011 was $233,000 and $444,000, respectively. The decrease in cost is attributable to the mix of products delivered during the periods and to negotiating improved pricing from suppliers as well as increased costs in the prior year associated with product optimization efforts during the system commissioning process in preparation for the system launch of our first commercial units.

Operating expenses during the years ended December 31, 2012 and 2011 were $263,000 and $255,000, respectively. The costs during the year ended December 31, 2012 were related to servicing the Company’s first commercial customer as well as carrying out demonstrations of our mercury emissions control technology at three sites of potential customers. The costs in the year ended December 31, 2011 were related to the system commissioning process for our first commercial customer in preparation for the system launch in 2012.

License Maintenance Fees were $200,000 and $150,000 for the year ended December 31, 2012 and 2011, respectively. The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $414,000 and $764,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in marketing and development expenses is primarily attributed to decreased fees paid to consultants in 2012.  Consulting fees paid for business development were $188,000 and $385,000 for the years ended December 31, 2012 and 2011, respectively.  Stock awards to consultants for business development were $135,000 and $271,000 for the years ended December 31, 2012 and 2011, respectively.

Selling, general and administrative expenses were $1,653,000 and $3,878,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in selling, general and administrative expenses is primarily attributed to a stock based compensation expense of $3,424,000 recorded for the grants issued to officers upon the signing of their employment agreements in 2011. This decrease is offset by our increased costs associated with our efforts to commercialize our mercury emissions control technologies and the increase in salary and benefit expenses associated with having full time employees for the full year in 2012.

Depreciation and amortization expenses were $420,000 and $23,000 for the years ended December 31, 2012 and 2011, respectively. The increase in depreciation and amortization expenses during 2012 is primarily attributed to the depreciation recorded on the system installed at our first commercial customer and was placed in service during the 2012.

Professional fee expenses were $782,000 and $806,000 for the years December 31, 2012 and 2011, respectively. The decrease in professional fee expenses is attributed to transaction costs incurred in connection with the Merger Agreement of $319,000 in 2011. This decrease was offset by an increase in 2012 of $275,000 in professional fees related to the maintenance, expansion and defense of our intellectual property.

Impairment of fixed assets was $800,000 and zero for the years ended December 31, 2012 and 2011, respectively. Due to the short-term idling of both power units at the Company’s commercial customer in the quarter ended March 31, 2012, the Company recorded an impairment charge against the value of the equipment.  The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012 after further review of the expected revenues from the customer prior to the bargain purchase option date of January 1, 2015.

Goodwill impairment expenses were zero and $3,555,000 for the years ended December 31, 2012 and 2011, respectively. The expense during 2011 was related to the determination of management that the goodwill created in the Merger was impaired.

Other Income and Expenses

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $262,000 and $54,000 during the years ended December 31, 2012 and 2011, respectively.  During 2012, Richard MacPherson, a director of the Company, forgave the unpaid consulting fees due to him and a consulting firm that he controls for services rendered in 2011 totaling $280,000.

Net Loss

For the years ended December 31, 2012 and 2011 we had a net loss from operations of approximately $3,978,000 and $9,471,000, respectively. The decreased net loss is primarily attributed the impairment of goodwill and stock based compensation expense discussed above and is offset by an increase to general and administrative expenses associated with our increased efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada, depreciation expenses, and the impairment charge on equipment of $400,000 in 2012.

Discontinued Operations

During 2012, the Company had a gain on debt forgiveness of $104,000 related to liabilities that were eliminated by the dissolution of its foreign entities. Pursuant to the terms of the Merger Agreement, during the year ended December 31, 2012 the Company has dissolved the following foreign entities:

• Youth Media (BVI) Ltd.
• Youth Media (Hong Kong) Limited
• Youth Media (Beijing) Limited

The Company is in the process of dissolving Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The gains and losses from discontinued operations, including the impairment of certain assets of discontinued operations and gains from forgiveness of liabilities, have been reflected in the consolidated financial statements. The Company does not expect to derive any revenues from the discontinued operation in the future and does not expect to incur any significant ongoing operating expenses.

Taxes

As of December 31, 2012, our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of December 31, 2012, our cash and cash equivalents were $189,000. We had a working capital deficit of approximately $1.8 million at December 31, 2012 and we continue to have substantial recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $3.0 million. In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations. No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins, no assurance can be made that we will be able to achieve this target.

Total assets were $1,152,000 at December 31, 2012 versus $2,062,000 at December 31, 2011. The change in total assets is primarily attributable to the depreciation and impairment charge taken on the carrying value of heavy equipment related to the deployment of our mercury emissions control technologies for our two commercial coal-fired boilers in the U.S.

Operating activities used $2,560,000 of cash during the year ended December 31, 2012 compared to $1,460,000 during the year ended December 31, 2011. The change in cash used for operating activities resulted primarily from our increased efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada and the associated increase in operating expenses.

Investing activities used $8,000 of cash during the year ended December 31, 2012 compared to $1,393,000 during the year ended December 31, 2011.  This change resulted from the construction of equipment for our first commercial customer during 2011.

Financing activities provided $2,784,000 during the year ended December 31, 2012 due to proceeds from the issuance of convertible promissory notes of $2,570,000 and stock of $214,000 compared to $2,946,000 provided during the year ended December 31, 2011 primarily due to proceeds from the issuance of stock of $2,247,000 and net related party advances of $549,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Financial Information
Period Ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2012. Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
March 12, 2013

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$189,367	$99,713
Accounts receivable	274,464	206,545
Inventory	37,993	30,622
Prepaid expenses and other assets	68,598	33,234
Total current assets	570,422	370,114

Property and Equipment, Net	343,584	1,566,697
License, Net	76,471	82,353
Prepaid expenses and other assets	36,281	43,019
Deferred financing fees	125,534	-
Total assets	$1,152,292	$2,062,183

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$529,947	$420,360
Accrued legal and consulting fees	220,159	656,507
Advances payable - related party	951,034	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	150,000	150,000
Current liabilities of discontinued operations	262,032	379,521
Note payable - related party of discontinued operations	169,984	169,984
Total current liabilities	2,333,156	2,777,406

Convertible promissory notes payable	2,570,199	-
Accrued interest	134,975	-
Total liabilities	5,038,330	2,777,406

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
33,239,878 shares issued and outstanding as of December 31, 2012
32,678,650 shares issued and outstanding at December 31, 2011	33,240	32,679
Additional paid-in capital	9,958,202	9,251,529
Deficit accumulated during development stage	(13,877,480)	(9,999,431)

Total stockholders' deficit	(3,886,038)	(715,223)

Total liabilities and stockholders' deficit	$1,152,292	$2,062,183

 The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	December 17, 2008 (Inception) Through December 31, 2012

Revenues	$788,072	$458,080	$1,560,177

Costs and expenses:
Cost of goods sold	233,120	443,925	677,045
Operating expenses	263,143	255,026	760,244
License maintenance fees	200,000	150,000	500,000
Marketing and development	413,816	764,046	1,303,696
Selling, general and administrative expenses	1,655,114	3,878,087	5,689,408
Depreciation and amortization	417,735	23,250	417,735
Professional fees	782,121	805,852	1,753,447
Imparment of fixed assets	800,000	-	800,000
Impairment of goodwill	-	3,555,304	3,555,304

Total costs and expenses	4,765,049	9,875,490	15,456,879

Operating loss	(3,976,977)	(9,417,410)	(13,896,702)

Other income (expense)
Interest expense	(261,534)	(54,257)	(315,791)
Loss on disposal of fixed assets	(19,504)	-	(19,504)
Gain on forgiveness of liabilities	280,000	-	280,000

Total other income (expense)	(1,038)	(54,257)	(55,295)

Net loss from continuing operations	(3,978,015)	(9,471,667)	(13,951,997)

Net gain (loss) from discontinued operations	99,966	(25,449)	74,517

Net loss	$(3,878,049)	$(9,497,116)	$(13,877,480)

Net loss per common share - basic and diluted:

Continuing operations	$(0.12)	$(0.32)
Discontinued operations	-	-
	$(0.12)	$(0.32)

Weighted average common shares outstanding	33,136,492	29,331,788

 The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Shares issued for services in 2012	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	$-	$(3,886,038)

 The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	December 17, 2008 (Inception) Through December 31, 2012
Cash flows from operating activities
Net loss	$(3,878,049)	$(9,497,116)	$(13,877,480)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	358,734	3,423,800	3,846,134
Stock issued for services	135,000	763,023	898,023
Amortization of license fees	5,882	5,883	23,529
Depreciation and amortization expense	411,853	16,743	428,641
Loss on disposal of fixed assets	19,504	-	19,504
Imparment of fixed assets	800,000	-	800,000
Impairment of goodwill	-	3,555,304	3,555,304
Gain on forgiveness of liabilities	(280,000)	-	(280,000)
Gain on forgiveness of liabilities of discontinued operations	(104,024)	-	(104,024)
Change in assets and liabilities
Increase in accounts receivable	(67,919)	(206,545)	(274,464)
Increase in inventory	(7,371)	(30,622)	(37,993)
Increase in prepaid expenses and other assets	(28,626)	(74,377)	(103,003)
Increase (decrease) in accounts payable and accrued liabilities	88,214	730,994	944,208
Decrease in accounts payable attributable to discontinued operations	(13,465)	(147,301)	(160,766)
Net cash used in operating activities	(2,560,267)	(1,460,214)	(4,322,387)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	11,150	11,150
Purchase of equipment	(8,244)	(1,404,567)	(1,414,602)
Net cash used in investing activities	(8,244)	(1,393,417)	(1,503,452)

Cash flows from financing activities
Payment of deferred financing fees	(125,534)	-	(125,534)
Net proceeds from related party advances	-	548,645	951,034
Proceeds from note payable	-	150,000	150,000
Proceeds from the issuance of preferred stock, net	-	483,500	483,500
Proceeds from the issuance of convertible promissory notes	2,570,199	-	2,570,199
Proceeds from the issuance of common stock, net	213,500	1,763,889	1,986,007
Net cash provided by financing activities	2,658,165	2,946,034	6,015,206

Net increase in cash and cash equivalents	89,654	92,403	189,367

Cash and cash equivalents - beginning of period	99,713	7,310	-

Cash and cash equivalents - end of period	$189,367	$99,713	$189,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,150	$2,687	$9,150
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$112,000	$169,421	$112,000

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

Midwest Energy Emissions Corp. (now known as MES, Inc.)

On December 17, 2008, Midwest Energy Emissions Corp. (a corporation in the development stage) was incorporated in the State of North Dakota. Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, during the year ended December 31, 2012 the Company has dissolved the following foreign entities:

• Youth Media (BVI) Ltd.
• Youth Media (Hong Kong) Limited
• Youth Media (Beijing) Limited

The Company is in the process of dissolving Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The gains and losses from discontinued operations, including the impairment of certain assets of discontinued operations and gains from forgiveness of liabilities, have been reflected in the consolidated financial statements. The Company does not expect to derive any revenues from the discontinued operations in the future and does not expect to incur any significant ongoing operating expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in two accounts with one financial institution, which at times may exceed federally insured limits.

Foreign Currency Risk Management

The Company’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. Management periodically reviews the carrying value of its property and equipment for impairment.

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. There was no capitalized interest in 2012. For 2011, the Company capitalized $57,421 of interest in connection with a capital expansion project.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. Impairment charges of $800,000 were recognized for the year ended December 31, 2012. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its commercial customer. Based on a review of the discounted expected cash flows associated with the value of the contract with the customer, an impairment charges were recorded during the year ended December 31, 2012 against the value of the equipment (see Note 5).

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

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

The only asset or liability measured at fair value on a recurring basis by the company at December 31, 2012 and 2011 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2012 and 2011 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2012 approximated the carrying amount as the notes were issued during the year ended December 31, 2012 at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "US Dollar"). In the past, with the Company's operations in China, the Company entered into transactions denominated in foreign currencies, such as, the People's Republic of China and SAR Hong Kong, whose principal units are the Renminbi ("RMB") and the Hong Kong Dollar ("HK Dollar"), respectively. However, as of the year ended December 31, 2012, the Company has dissolved its foreign entities.

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

The Company generated revenues of approximately $788,000 and $458,000 for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company generated $424,000 delivered product to its commercial customer and $364,000 from three potential customers to perform demonstrations of our system at their facilities. The Company generated revenue for the year ended December 31, 2011 by delivering product to its commercial customer for use in the system commissioning process in preparation for the system launch in 2012.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2012 or 2011. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries filea consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2009 or state tax examinations for years prior to 2008.  Prior to the Reverse Merger, MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of December 31, 2012 or 2011, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of December 31, 2012 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance. For the years ended December 31, 2012 and 2011, 100% of the Company’s revenue related to four customers and one customer, respectively.  At December 31, 2012 and 2011, 100% of the Company’s accounts receivable related to twocustomers and one customer, respectively.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, Disclosures of Supplementary Pro Forma Information for Business Combinations, which, if comparative consolidated financial statements are presented, requires the supplemental pro forma disclosure of revenue and earnings to be presented as if the business combination had occurred at the beginning of the comparable prior annual reporting period only.  This standard also expands the supplemental pro forma disclosures required under FASB ASC Topic 850, Business Combinations, to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This standard is effective for the Company for any business combinations completed after January 1, 2011. The Company adopted the provisions of this standard during the first quarter of 2011.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards (“IFRSs”).   This standard updates accounting guidance to clarify the measurement of fair value to align the guidance and improve the comparability surrounding fair value measurement within GAAP and IFRSs.  The standard also updates requirements for measuring fair value and expands the required disclosures. The standard does not require additional fair value measurements and was not intended to establish valuation standards or affect valuation practices outside of financial reporting. This standard became effective for the Company on January 1, 2012.  The Company adopted the provisions of this standard during the first quarter of 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The standard is intended to enhance comparability between entities that report under US GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. Under the ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary consolidated financial statements. The ASU does not change items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings-per-share computation (which will continue to be based on net income). The new US GAAP requirements are effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under the accounting standard. The Company adopted the provisions of this standard during the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment. This standard simplifies how an entity tests goodwill for impairment and allows an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This standard is effective for entities as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter.  The Company adopted the provisions of this standard during the first quarter of 2012.

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

In April 2011, the Financial Accounting and Standards Board (FASB) issued accounting standards update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles--Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The company adopted the provisions of this standard during the third quarter of 2012.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  We are currently assessing the potential impact of the adoption of this amendment on our consolidated financial statements and related disclosures.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2012 have been prepared assuming the Company will continue as a going concern. From the period of inception of MES, Inc. (incorporated on December 17, 2008) through December 31, 2012, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $13,347,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Reverse Merger

Merger Agreement

On June 21, 2011, the Company entered into a Merger Agreement with Midwest Energy Emissions (now named MES, Inc.) pursuant to which at closing the Merger Sub, merged into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (“Acquisition”).  The Merger closed effective on June 21, 2011.

As a result of the Acquisition, the former stockholders of Midwest Energy Emissions received an aggregate number of shares of China Youth Media (now the Company, or Midwest Energy Emissions Corp) common stock constituting approximately 90% of the outstanding shares of China Youth Media common stock, after giving effect to the Acquisition.  Warrants and options to purchase China Youth Media common stock that were outstanding prior to the Acquisition remained outstanding following the Acquisition. These consist of warrants to purchase a total of 24,092 shares of China Youth Media common stock with a prices ranging from $3.30 to $9.00 and options to purchase a total of 371,818 shares of China Youth Media common stock with prices ranging from $14.30 to $22.

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

Note 5 - Property And Equipment, Net

Property and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011

Equipment & Installation	$717,918	$1,547,559
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	1,583,485

Less: accumulated depreciation	410,260	16,788
Property and equipment, net	$343,584	$1,566,697

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706.  The Company uses the straight-line method of depreciation over 3 to 10 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. During the years ended December 31, 2012 and 2011, depreciation expense charged to operations was $411,853 and $16,743, respectively. Due to theshort-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge of $400,000 againstthe value of the equipment in the quarter ended March 31, 2012. The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012 after further review of the expected revenues from the customer prior to the bargain purchase option date of January 1, 2015.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. This agreement applies to the following patents:

•	U.S Patent No. 7,435,286 “Sorbents for the Oxidation and Removal of Mercury” issued October 14, 2008.
•	U.S. Patent No. 8,168,147 “Sorbents for the Oxidation and Removal of Mercury” issued May 1, 2012.
•	U.S. Patent No. 8,173,566 “Process for Regenerating a Spent Sorbent” issued May 8, 2012.
•	U.S. Patent No. 8,312,822 B2 “Mercury Control Using Moderate-Temperature Dissociation of Halogen Compounds” issued November 20, 2012.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $1,000,000 for the assignment of the patents after January 15, 2011 or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents.  The license maintenance fees are $100,000 due January 1, 2010, $150,000 due January 1, 2011 and $200,000 due January 1, 2012 and each year thereafter.  The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid.  There were no royalties due for 2012 or 2011.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays $1,000,000 for the assignment of the patents. There was no sublicense income in 2012 or 2011.

License costs capitalized as of December 31, 2012 and 2011 are as follows:

	2012	2011

License	$100,000	$100,000
Less: accumulated amortization	23,529	17,647
License, net	$76,471	$82,353

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired.  During the period ended December 31, 2012 and 2011, amortization expense charged to operations was $5,882 and $5,883, respectively.  Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. Interest expense at December 31, 2012 and 2011 was $4,000 and $3,036, respectively.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity. The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of December 31, 2012 and 2011. Interest expense for 2012 and 2011 was $4,575 and $1,338, respectively.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000. It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity. The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of December 31, 2012 and 2011. Interest expense for 2012 and 2011 was $4,575 and $1,350, respectively.

Note 9 - Advances Payable – Related Party

As of December 31, 2012 and 2011, the Company had advances payable totaling $951,034 to Richard MacPherson, a director of the Company. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at December 31, 2012 and 2011 was $174,099 and $87,077, respectively. Interest expense on these advances was $87,022 and $29,656 for 2012 and 2011, respectively. Interest of $57,421 on these advances was capitalized into the cost of the equipment built for the Company’s first commercial customer in 2011.

Note 10 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,984 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  Accrued interest on these advances at December 31, 2012 and 2011 was $23,668 and $8,114, respectively. Interest expense on these advances was $15,554 and $8,114 for 2012 and 2011, respectively.

Note 11 – Convertible Promissory Notes Payable

During the year ended December 31, 2012, the Company sold convertible notes to unaffiliated accredited investors totaling $2,570,199.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest at December 31 2012 and interest expense for the year ended December 31, 2012 on these advances was $134,975.

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
$2,600,000

The Company has the option to pay $1,000,000 for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends.

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

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2013	$51,379
2014	37,257
2015	4,004
2016	-
Thereafter	-
$92,640

Rent expense was approximately $60,000 and $23,000 for the years ended December 31, 2012 and 2011, respectively.

Fixed Price Contract

The Company’s contract with its first commercial customer contains a fixed price for product for three years. This contract exposes the company to the potential risks associated with rising material costs during that same period.

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

On March 19, 2012, the Company issued 172,728 shares pursuant to an Acknowledgment and Agreement dated March 16, 2012 with Beijing Consultancy & Development Limited to satisfy a grant of shares dated November 9, 2009 that remained unissued as of the Merger.  These shares were valued at $152,018.

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

As of December 31, 2012 the Company had committed to issue Jana Stover 68,468 shares to settle accrued consulting services performed in 2011. These shares were valued at $106,125 and were issued on January 2, 2013.

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

A summary of stock option activity for the years ended December 31, 2012 and 2011 is presented below:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 21, 2011	82,727	371,818	14.44	7.8	-
Grants	-	-	-	-	-
Cancellations	86,360	86,360	-	-	-
December 31, 2011	169,087	285,458	14.44	7.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
December 31, 2012	169,087	285,458	14.44	6.3	-

Options exercisable at:
December 31, 2011		285,458	14.44	7.3
December 31, 2012		285,458	14.44	6.3

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

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”). Ken Rifkin is the brother of Jay Rifkin, a company director. With Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s unregistered common shares after January 1, 2013, upon receipt of the appropriate stock grant agreement from Mr. Rifkin, as compensation for his service pursuant to the agreement. These shares are valued at $135,000 and were issued on March 5, 2013.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus.  These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718.  Under the New Kelley Employment Agreement, the Company will  issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Kelley Employment Agreement was $258,000.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718.   Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Norris Employment Agreement was $65,000.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718.  Under the New Gross Employment Agreement, the Company will  issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Gross Employment Agreement was $36,000.

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

The following table summarizes information about common stock warrants outstanding at December 31, 2012:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$9.90	7,955	0.91	$9.90	7,955	$9.90
9.90	4,773	1.00	9.90	4,773	9.90
3.30	11,364	3.61	3.30	11,364	3.30
1.00	24,000	4.07	1.00	24,000	1.00
$1.00 - $9.90	48,092	3.13		48,092

Note 16 - Tax

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2012	2011

Computed tax at the federal statutory rate of 34%	$(1,319,000)	$(3,229,000)
Impairment of nondeductible goodwill	-	1,209,000
Other	8,000	11,000
Valuation allowance	1,311,000	2,009,000
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2012	2011
Deferred tax assets:
Accrued compensation	$1,360,000	$1,417,000
Net operating loss carryforwards	5,350,000	2,492,000

Deferred tax liabilities:
Property and equipment	(326,000)	-

Valuation allowance	(6,384,000)	(3,909,000)

Net deferred tax assets (liabilities	$-	$-

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012, the Company had approximately $15,736,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 17 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing) Limited and Rebel Crew Films, Inc.  These entities were dissolved during the year ended December 31, 2012.  Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statement of operations.

Results for discontinued operations for the year ended December 31, 2012 and the period from June 21, 2011 to December 31, 2011 are as follows:

	2012	2011

China Youth Media, Inc.	$(3,771)	$(10,114)
Youth Media (Hong Kong)	-	(2,050)
Youth Media (Beijing)	103,737	(13,285)
Net gain (loss) from discontinued operations	$99,966	$(25,449)

Upon the dissolution of Youth Media (Beijing) a gain on forgiveness of liabilities of $104,024 was recorded

As of December 31, 2012, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the Merger. Liabilities of discontinued operations were comprised of the following at December 31, 2012 and 2011:

	2012	2011

Accounts payable and accrued expenses	$262,032	$379,521
Related party note payable	169,984	169,984
Convertible note payable	50,000	50,000
Total liabilities	$482,016	$599,505

Note 18 – Supplemental Pro Forma Information

The table below summarizes net loss for the periods shown as though the Acquisition occurred as of January 1, 2010:

For the Year Ended December 31, 2011

Net Loss	$(5,719,703)

The pro forma net loss has been adjusted for the following:

1.
Elimination of Acquisition costs incurred during the year ended December 31, 2011 of $319,000 which is assumed to have been incurred prior to January 1, 2010 for the purpose of presentation in the pro forma statement of operations.

2.
Recognition of an additional $77,000 of net loss from discontinued operations for the operations of China Youth Media, Inc., in the years ended December 31, 2011.  These loses are operational costs were associated of the subsidiaries that are in process of being dissolved (see Note 1) which is assumed to have begun as of January 1, 2010 for the purpose of pro forma presentation.

3.
Elimination of the $3,555,000 of impairment expense for the year ended December 31, 2011 as amount is related to the impairment of goodwill which is assumed to have occurred prior to January 1, 2010 for the purpose of pro forma presentation.

4.
Prior to the reverse merger, Midwest (now MES, Inc.) was taxed as an S corporation and therefore income and losses were passed through to the stockholders. Upon completion of the reverse merger, Midwest Energy Emissions Corp. became a taxable C corporation. However, this pro forma does not include an income tax accrual due to the significant losses and a 100% valuation allowance applied against net deferred tax assets.

Note 19 – Subsequent Events

On January 2, 2013, the Company issued Jana Stover 68,468 shares to settle accrued consulting services performed in 2011.

From January 1 through March 12, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $105,045.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the New Sylvester Employment Agreement) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the Stock Grant) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting during the quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identities and employment history of Midwest Energy Emissions Corp. directors and executive officers and other information concerning the directors and executive officers of Midwest Energy Emissions Corp. and relating to corporate governance is set forth below.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
John Norris, Jr.	63	CEO, Chairman, Director
Richard MacPherson	57	Director
Jay Rifkin	57	Director
Alan Kelley	60	President, COO
Richard Gross	42	Vice President & CFO
Marcus Sylvester	51	Vice President of Sales

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

Directors and Executive Officers

John F. Norris, Jr., 63, has been Chief Executive Officer and Director since June 21, 2011.  On October 12, 2011, Mr. Norris was elected by the Board of Directors to be Chairman of the Board. Mr. Norris has decades of demonstrated experience at the senior executive level. He has an industry-proven ability in successfully building new services companies.  Mr. Norris has many years of significant public company experience, and has been instrumental in managing over a dozen successful mergers and acquisitions in his career.  His experience includes both COO and CEO positions at mid-size companies, as well as Senior Executive positions in major corporations with direct operational responsibility of tens of billions of dollars in assets, billions of dollars in annual revenues, and over 8,000 employees. In addition, he has experience as a Director of public companies and non-profit organizations.

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

Richard A. MacPherson, 57, became a Director on June 21, 2011.  Mr. Macpherson is the founder of MES, Inc. and had been its Chief Executive Officer from 2008 until 2011. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring Midwest’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Jay Rifkin, 57, has been a Director of the Board since 2006. Mr. Rifkin was CEO of China Youth Media, Inc. from 2005 until June 21, 2011, resigning from that position effective with the merger with Midwest.   Since 2004, he has been the sole Managing Member of Rebel Holdings, LLC. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company (which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001). Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s The Lion King, and received a Tony nomination for The Lion King on Broadway. In 1988 to 2004, Mr. Rifkin was a founder and served as CEO of Media Ventures, LLC, an entertainment cooperative based in Los Angeles, California.

Alan Kelley, 60, has been President and Chief Operating Officer since November 1, 2011. Mr. Kelley has over 35 years’ experience in the electric utilities business having held positions as President, CEO, Senior Vice President, as well as various executive and senior management positions for coal-fired power plants.

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

Richard Gross, 42, has been Vice President and Chief Financial Officer since October 10, 2011.  Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for Columbus Ohio area companies until October 2011.

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

Marc Sylvester, 52, has been Vice President of Sales since August, 2011. He is a seasoned professional in business development and sales in the air pollution and control industry for over 20 years.  Prior to MEEC, from December 2005 to August 2011, he was the Western Regional Sales Manager for the Fuel Chem Division, as well as the Western Canada Air Pollution Control Sales Manager of Fuel Tech, Inc., where he was responsible for the development, sales, and implementation of slag mitigation control programs at coal-fired utilities in the Western US and Canada. Prior to Fuel Tech, Mr. Sylvester held various sales and sales management positions over 16 years with Nalco Chemical Company and Johnson Controls.  Mr. Sylvester has a B.S. degree in Biology with minors in Chemistry, Military History and Humanities from Utah State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the reporting persons, we believe that with respect to the fiscal year ended December 31, 2012 all the reporting persons complied with all applicable filing requirements.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation for 2012 and 2011 of (i) the principal executive officer (“PEO”) and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000, (together with the PEO, the “named executive officers”):

Name, Position	Year	Salary ($)	Stock Awards ($) (4)	All Other Compensation ($)	Total ($)

John Norris, Chairman & CEO (1) (5)	2012	$180,000	65,000	-	$245,000
	2011	$30,000	2,805,000	60,000	$2,895,000
Alan Kelley, President & COO (2)	2012	$240,000	258,000	-	$498,000
	2011	$40,000	525,000	-	$565,000
Rich Gross. Vice President & CFO (3)	2012	$122,000	36,000	-	$158,000
	2011	$23,750	93,500	-	$117,250
Richard MacPerson (6)	2012	$-	-	180,000	$180,000
	2011	$-	-	-	$-
Jay Rifken (7)	2012	$-	-	-	$-
	2011	$-	-	20,625	$20,625

(1)	Mr. Norris was appointed Chief Executive Officer in June 2011 and Chairman of the Board in October 2011
(2)	Mr. Kelley was appointed Chief Operating Officer and President in November 2011
(3)	Mr. Gross was appointed Chief Financial Officer and Vice President in October 2011
(4)
Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions, see Note 14 to our consolidated financial statements.  There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides certain information concerning the shares to be issued to the executive officers as of December 31, 2012:

Name	Number of Shares to be Issued	Share Issue Date
John Norris	1,500,000	1/1/2014
Alan Kelley	650,000	1/1/2014
Rich Gross	100,000	1/1/2014

(5)	Mr. Norris, prior to employment, was hired as a consultant for the Company. He earned $60,000 of which $20,000 and $40,000 has been paid as of December 31, 2012 and 2011, respectively.
(6)
Mr. MacPherson was appointed President as of the Merger on June 21, 2011 and served as President until November 1, 2011.  The Company paid Eastern Emissions Consultants Incorporated, a firm that Mr. MacPherson is the controlling principal and President, $180,000 for consulting services in 2012.

(7)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005. He served as Chief Executive Officer until the Merger on June 21, 2011.

Employment Agreements with Executive Officers

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus.  These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718.  Under the New Kelley Employment Agreement, the Company will  issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability.    The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Kelley Employment Agreement was $258,000.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718.   Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Norris Employment Agreement was $65,000.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718.   Under the New Gross Employment Agreement, the Company will  issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date.  Compensation expense for the year ended December 31, 2012 on the New Gross Employment Agreement was $36,000.

Compensation to Directors

During 2012, the Company did not compensate any of its directors for the services they provided as directors.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. All compensation paid to Mr. Richard MacPherson and Mr. John Norris is set forth in the table under “Executive Compensation.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLD MATTERS

The following table sets forth certain information, as of December 31, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers and directors; and (iii) our directors and named executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of
	Beneficially	Common
Name of Beneficial Owner (1)	Owned (2)	Stock (2)
John Norris	-	-
Alan Kelley	-	-
Rich Gross	-	-
Richard MacPherson (3)	17,659,562	53.13%
Jay Rifkin (4)	2,068,956	6.18%
Arthur Greenberg, Jr. and Christopher Greenberg (5)	3,018,500	9.08%
Macaya Ecopreneur Ventures (MEVC) Corp (6)	2,595,800	7.81%

All named executive officers and directors
as a group (5 persons)	19,728,518	59.35%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Midwest Energy Emissions Corp, 500 West Wilson Bridge Road, Suite 140, Worthington, OH 43085.

(2)
Applicable percentage ownership is based on 33,239,878 shares of common stock outstanding as of December 31, 2012 plus, each stockholder, any securities that stockholder has the right to acquire within 60 days of December 31, 2012 pursuant options, warrants, conversion privileges or other rights.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: 17,659,562 shares, which as of December 31, 2012, were owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member.  The address for 3253517 Nova Scotia Limited is PO Box 730, 1300-1969 Upper Water Street, Halifax, NS Canada B3J 2V1.

(4)
Includes: (a) 361,585 shares and 4,773 shares that Mojo Music, Inc. has the right to acquire upon the exercise of warrants owned by Mojo Music Inc. and 998,128 shares owned by Rebel Holdings, LLC of which Mr. Rifkin is the sole managing member of both companies; and (b) 339,130 shares owned directly by Mr. Rifkin 148,066 shares owned by The Jay Rifkin 2006 Irrevocable Trust and 217,274 shares that Mr. Rifkin has the right to acquire upon the exercise of options. Mr. Rifkin’s address is 12237 Sunset Pkwy, Los Angeles, CA 90064.

(5)
Includes: (a) 2,004,500 shares of common stock directly owned by Arthur Greenberg, Jr. individually, (b) 5,000 shares of common stock directly owned by Greenberg Family Consolidated Limited Partnership, of which Arthur Greenberg, Jr., L.L.P. serves as the general partner. Arthur Greenberg, Jr. is a general partner and the managing partner of Arthur Greenberg, Jr., L.L.P., (c) 1,005,000 shares of common stock directly owned by Christopher Greenberg individually, and (d) 4,000 shares of common stock directly owned by Arctic Blast of Fargo, Inc., of which Christopher Greenberg and his wife are the sole shareholders.  Arthur Greenberg, Jr. and Christopher Greenberg’s address is 3301 30th Avenue South, Suite 104, Grand Forks, ND 58201.

(6)	Macaya Ecopreneur Ventures address is 141 Blackburn Avenue, Ottawa, Ontario K1N 8A6.

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

Equity Compensation Plan Information

	Number of securities tobe issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding secrurities reflected in column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by security holders	285,458	$14.44	169,087

Equity compensation plans not approved by security holders	2,250,000	0	0

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of our directors, Richard MacPherson, is a managing partner of 3253517 Nova Scotia Limited, which as of December 31, 2012 beneficially owned approximately 53.13% of our outstanding common stock. Mr. MacPherson has provided advances to the Company for use as operating capital during 2011. These net advances payable to Mr. MacPherson reached a high balance of $1.3 million during 2011 and the balance outstanding was $951,000 and as of December 31, 2012 and 2011, respectively. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at December 31, 2012 and 2011 was $174,099 and $87,077, respectively. The Company agreed to a consulting agreement with Eastern Emissions Consultants Incorporated (“EECI”), a firm that Mr. MacPherson is the controlling principal and President, on January 10, 2012. The contracts calls for monthly payments of $15,000 to EECI, was effective as of November 1, 2011 and has a term of three years.  In 2012, Mr. MacPherson forgave the unpaid consulting fees due to him and a consulting firm that he controls for services rendered in 2011 totaling $280,000.

One of our directors, Jay Rifkin, a managing partner of Rebel Holdings, LLC, which as of December 31, 2012 beneficially owned approximately 6.18% of our outstanding common stock. As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Mr. Rifkin. This balance was outstanding as of December 31, 2011. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at December 31, 2012 and 2011 was $23,668 and $8,114, respectively. The Company has an accrued liability due to Mr. Rifkin of $250,000 as of December 31, 2012 for unpaid consulting fees.

 Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”).  Ken Rifkin is the brother of Jay Rifkin, a company director.  With Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s unregistered common shares after January 1, 2013, upon the receipt of the appropriate stock grant agreement from Mr. Rifkin, as compensation for his service pursuant to the agreement. These shares are valued at $135,000 and were issued on March 5, 2013.

The Company contracted with Patrick Glémaud, the controlling principal of Macaya Ecopreneur Ventures (MEVC) Corp, for consulting services in 2011.  Mr. Glémaud’s fees totaled 275,000 in 2011.

Director Independence

Our Board of Directors currently consists of three members.  They are John Norris, Rick MacPherson and Jay Rifkin and none of them are an independent director.  We have determined they are not independent directors using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., our principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $60,000 and $39,000 for the year ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2012 and December 31, 2011, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in “Audit Fees.”

Tax Fees

For the years ended December 31, 2012 and 2011, we received professional services in the amount of $10,275 and $11,500, respectively, rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

We did not incur any other fees for the years ended December 31, 2012 and December 31, 2011, for professional services rendered by our principal accountants.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors has not appointed an Audit Committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1) Financial Statements

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2012 and 2011
Consolidated Statements of Operations for Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto

(3) Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

2.1	Agreement And Plan Of Merger, Dated June 1, 2011		8-K	06/07/11
2.2	Supplemental Agreement To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.3	Acceptance And Waiver To The Agreement And Plan Of Merger Dated June 21, 2011		8-K	06/27/11
2.4	Escrow Agreement Dated June 21, 2011		8-K	06/27/11
2.5	Certificate Of Merger Dated June 21, 2011		8-K	06/27/11
3.1	Certificate of Incorporation of Digicorp, Inc. (Delaware)		10-QSB	12/13/06
3.2	State of Utah Articles of Merger of Digicorp, a Utah corporation, into Digicorp, Inc., a Delaware corporation		10-QSB	12/13/06
3.3	State of Delaware Certificate of Merger of Foreign Corporation into a Domestic Corporation		10-QSB	12/13/06
3.4	Certificate of Designation filed with the State of Delaware on May 23, 2008, authorizing our Series A Convertible Preferred Stock consisting of 500,000 shares, each of $.001 par value		8-K	06/04/08
3.5	Certificate of Designation Of The Series B Convertible Preferred Stock		8-K	06/27/11
3.6	Certificate Of Designation Of The Series C Convertible Preferred Stock Of China Youth Media, Inc.		8-K	09/19/11
3.7
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
			8-K	10/06/08
3.8	Certificate Of Amendment to Articles of Incorporation, dated October 7, 2011		8-K	10/14/11
3.9	Bylaws		10-SB	08/09/01
3.10	Amendment No. 1 to Bylaws		8-K	07/21/05
9.1	Voting Agreement Dated June 21, 2011		8-K	06/27/11
9.2	Nomination Agreement Dated June 21, 2011		8-K	06/27/11
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/12
10.2	Letter Agreement Dated March 29, 2011 with Latitude 20, Inc.		8-K/A	01/20/12
10.3	Consulting Agreement between Eastern Emissions Consultants Incorporated (of which Richard MacPherson is the President) and Midwest Energy Emissions Corp, dated January 10, 2012		10-K	04/12/12
10.4	Amended and Restated Employment Agreement between John F. Norris, Jr and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.5	Amended and Restated Employment Agreements between R. Alan Kelley and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.6	Amended and Restated Employment Agreements between Rchard H. Gross and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.7	Amended and Restated Employment Agreements between Marcus A. Sylvester and Midwest Energy Emissions Corp, dated March 1, 2013*	X
14.1	Code of Ethics		10-KSB	09/28/05
21.1	Subsidiaries of the registrant	X
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: March 12, 2013	By:	/s/ Johnny F. Norris, Jr.
Johnny F. Norris, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Johnny F. Norris, Jr.
Johnny F. Norris, Jr.	Chairman and Chief Executive Officer	March 12, 2013

/s/ Richard MacPherson
Richard MacPherson	Director	March 12, 2013

/s/ Jay Rifkin
Jay Rifkin	Director	March 12, 2013

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer	March 12, 2013