Form 10-Q
period 2013-03-31
Midwest Energy Emissions Corp.
filed 2013-05-14
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

____________________________________________________________________
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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 33,458,345 outstanding as of May 14, 2013.

MIDWEST ENERGY EMISSIONS CORP.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors in the Company’s 2012 Form 10-K”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

PART I – FINANCIAL INFOMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Condensed Financial Information
Period Ended March 31, 2013

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$69,347	$189,367
Accounts receivable	-	274,464
Inventory	13,908	37,993
Prepaid expenses and other assets	155,875	68,598
Total current assets	239,130	570,422

Property and Equipment, Net	300,956	343,584
License, Net	75,000	76,471
Prepaid expenses	30,844	36,281
Deferred financing fees	66,756	125,534
Total assets	$712,686	$1,152,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$529,662	$529,947
Accrued legal and consulting fees	507,603	220,159
Advances payable - related party	951,034	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	150,000	150,000
Current liabilities of discontinued operations	262,032	262,032
Advances payable -related party of discontinued operations	169,984	169,984
Total current liabilities	2,620,315	2,333,156

Convertible promissory notes payable	2,810,218	2,570,199
Accrued Interest	83,416	134,975
Total liabilities	5,513,949	5,038,330

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
33,408,345 shares issued and outstanding at March 31, 2013
33,239,878 shares issued and outstanding at December 31, 2012	33,408	33,240
Additional paid-in capital	10,158,400	9,958,202
Deficit accumulated during development stage	(14,993,071)	(13,877,480)

Total stockholders' deficit	(4,801,263)	(3,886,038)

Total liabilities and stockholders' deficit	$712,686	$1,152,292

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

	For the Quarter Ended March 31, 2013 (Unaudited)	For the Quarter Ended March 31, 2012 (Unaudited)	December 17, 2008 (Inception) Through March 31, 2013

Revenues	$55,446	$85,540	$1,615,623

Costs and expenses:
Cost of goods sold	28,351	67,013	705,396
Operating expenses	29,209	12,463	789,453
License maintenance fees	50,000	50,000	550,000
Marketing and development	89,770	63,000	1,393,466
Selling, general and administrative expenses	631,098	448,238	6,738,241
Professional fees	219,489	146,450	1,972,936
Impairment of fixed assets	-	400,000	800,000
Impairment of goodwill	-	-	3,555,304

Total costs and expenses	1,047,917	1,187,164	16,504,796

Operating loss	(992,471)	(1,101,624)	(14,889,173)

Other expense
Interest expense	(123,120)	(27,806)	(438,911)
Loss on disposal of fixed assets	-	-	(19,504)
Gain on forgiveness of liabilities	-	-	280,000

Total other expense	(123,120)	(27,806)	(178,415)

Net loss from continuing operations	(1,115,591)	(1,129,430)	(15,067,588)

Net loss from discontinued operations	-	(1,078)	74,517

Net loss	$(1,115,591)	$(1,130,508)	$(14,993,071)

Net loss per common share - basic and diluted:

Continuing operations	$(0.03)	$(0.03)
Discontinued operations	-	-
	$(0.03)	$(0.03)

Weighted average common shares outstanding	33,335,712	32,824,065

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services in 2012	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	$-	$(3,886,038)

Stock issued for services in prior periods	168,467	168	(168)	-	-	-

Common stock to be issued	-	-	200,366	-	-	200,366

Net loss for the period	-	-	-	(1,115,591)	-	(1,115,591)

Balance - March 31, 2013 (Unaudited)	33,408,345	$33,408	$10,158,400	$(14,993,071)	$-	$(4,801,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

	For the Quarter Ended March 31, 2013 (Unaudited)	For the Quarter Ended March 31, 2012 (Unaudited)	December 17, 2008 (Inception) Through March 31, 2013
Cash flows from operating activities
Net loss	$(1,115,591)	$(1,130,508)	$(14,993,071)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	189,366	-	4,035,500
Stock issued for services	11,000	-	909,023
Amortization of license fees	1,471	1,471	25,000
Depreciation expense	42,628	131,775	471,269
Loss on disposal of fixed assets	-	-	19,504
Impaiment of fixed assets	-	400,000	800,000
Impairment of goodwill	-	-	3,555,304
Gain on forgiveness of liabilities	-	-	(384,024)
Change in assets and liabilities
Decrease in accounts receivable	274,464	206,545	-
Decrease in inventory	24,085	30,622	(13,908)
Increase in prepaid expenses and other assets	(23,062)	(58,194)	(126,065)
Increase in accounts payable and accrued liabilities	370,574	107,056	1,154,016
Net cash used in operating activities	(225,065)	(311,233)	(4,547,452)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	-	(1,414,602)
Net cash used in investing activities	-	-	(1,503,452)

Cash flows from financing activities
Payment of deferred financing fees	-	-	(125,534)
Net proceeds from related party advances	-	-	951,034
Proceeds from note payable	-	-	150,000
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of convertible promissory notes	105,045	-	2,675,244
Proceeds from the issuance of common stock, net	-	213,500	1,986,007
Net cash provided by financing activities	105,045	213,500	6,120,251

Net increase in cash and cash equivalents	(120,020)	(97,733)	69,347

Cash and cash equivalents - beginning of period	189,367	99,713	-

Cash and cash equivalents - end of period	$69,347	$1,980	$69,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,250	$2,275	$11,400
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$-	$112,000
Conversion of interest to notes payable	$134,975	$-	$134,975

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 – Organization

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

Reverse Merger

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), merged into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”). The Merger closed on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving. Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company. See Note 4 for further discussion.

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

Midwest Energy Emissions Corp (now known as MES, Inc.)

On December 17, 2008, Midwest Energy Emissions (a corporation in the development stage) was incorporated in the State of North Dakota. Midwest Energy Emissions is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, during the year ended December 31, 2012 the Company has dissolved the following foreign entities:

• Youth Media (BVI) Ltd.
• Youth Media (Hong Kong) Limited
• Youth Media (Beijing) Limited

The Company is in the process of dissolving Rebel Crew Films, Inc.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated. The gains and losses from discontinued operations, including the impairment of certain assets of discontinued operations and gains from forgiveness of liabilities, have been reflected in the condensed consolidated financial statements. The Company does not expect to derive any revenues from the discontinued operations in the future and does not expect to incur any significant ongoing operating expenses.

Note 2 – Summary Of Significant Accounting Policies

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. Impairment charges of zero and $400,000 were recognized for the quarters ended March 31, 2013 and 2012, respectively. Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site. Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the quarter ended March 31, 2012 against the value of the equipment. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company generated revenues of $55,446 and $85,540 for the quarters ended March 31, 2013 and 2012, respectively. The Company generated revenue for the quarters ended March 31, 2013 and 2012, respectively by delivering product to its first commercial customer for use in the system operations. Revenues were curtailed in February 2013 and 2012 as the units were shut down due to reduced load demand and low natural gas prices. The Company anticipates that these units will remain idle until the third quarter 2013.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s condensed consolidated financial statements is based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2013 or 2012. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of March 31, 2013, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of March 31, 2013 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance. For the quarters ended March 31, 2013 and 2012, respectively, 100% of the Company’s revenues related to one customer.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment in the quarter ended March 31, 2013 did not have a material impact on our condensed consolidated financial statements.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements as of March 31, 2013 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through March 31, 2013, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $14,993,071. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Property And Equipment, Net

Property and equipment at March 31, 2013 and December 31, 2012 are as follows:

	March 31	December 31
	2013	2012

Equipment & Installation	$717,918	$717,918
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	753,844

Less: accumulated depreciation	452,888	410,260
Property and equipment, net	$300,956	$343,584

The Company uses the straight-line method of depreciation over 3 to 10 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on January 1, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge of $400,000 against the value of the equipment in the quarter ended March 31, 2012.  The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012 after further review of the expected revenues from the customer prior to the bargain purchase option date of January 1, 2015. During the quarters ended March 31, 2013 and 2012, respectively, depreciation expense charged to operations was $42,628 and $131,775.

Note 5 – License Agreement

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

License costs capitalized as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012

License	$100,000	$100,000
Less: accumulated amortization	25,000	23,529
License, net	$75,000	$76,471

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired. Amortization expense charged to cost and expenses was $1,471 during the quarters ended March 31, 2013 and 2012. Estimated amortization for each of the next five years is approximately $5,900.

Note 6 – Convertible Note Payable of Discontinued Operations

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. Interest expense for the quarters ended March 31, 2013 and 2012, respectively was $1,000 and $997.

Note 7 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000. It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity. The loan matures on September 30, 2014. $75,000 has been advanced on the loan as of March 31, 2013. Interest expense for the quarters ended March 31, 2013 and 2012, respectively was $1,125 and $1,138.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000. It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity. The loan matures on September 30, 2014. $75,000 has been advanced on the loan as of March 31, 2013. Interest expense for the quarters ended March 31, 2013 and 2012, respectively was $1,125 and $1,138.

Note 8 – Advances Payable – Related Party

As of March 31, 2013, the Company had advances payable totaling $951,034, to Richard MacPherson, a director of the Company. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at March 31, 2013 and December 31, 2012 was $195,497 and $174,099, respectively. Interest expense for the quarters ended March 31, 2013 and 2012 was $21,398 and $21,664, respectively.

Note 9 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,894 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. Accrued interest on these advances at March 31, 2013 and December 31, 2012 was $27,493 and $23,668, respectively. Interest expense for the quarters ended March 31, 2013 and 2012, was $3,825 and $3,867, respectively.

Note 10 – Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On January 1, 2013, $134,975 of accrued interest was converted to principal by the Company. Accrued interest at March 31, 2013 and interest expense for the quarter ended March 31, 2013 and year ended December 31, 2012 on these notes was $83,416 and $134,975, respectively.

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

Twelve months ended March 31,
2013	$125,000
2014	200,000
2015	200,000
2016	200,000
2017	200,000
2018	200,000
Thereafter	1,400,000
$2,525,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2014	$46,447
2015	29,624
$76,071

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $17,000 and $13,000 for the quarters ended March 31, 2013 and 2012, respectively.

Fixed Price Contract

The Company’s contract with its customer contains a fixed price for product over three years beginning January 1, 2102. This contract exposes the company to the potential risks associated with rising material costs during that same period.

Note 12 – Equity

The Company has two classes of stock, common stock – 100,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Note 13 – Stock Based Compensation

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

A summary of stock option activity for the quarter ended March 31, 2013 is presented below:

		Outstanding Options

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2012	169,087	285,458	14.44	6.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
March 31, 2013	169,087	285,458	14.44	6.1	-

Options exercisable at:
December 31, 2012		285,458	14.44	6.3
March 31, 2013		285,458	14.44	6.1

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

On January 2, 2013, the Company issued Jana Stover 68,468 shares to settle accrued consulting services performed in 2011. Compensation of $106,125 was recognized in 2011 related to the services performed.

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement. Ken Rifkin is the brother of Jay Rifkin, a company director. With Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s unregistered common shares after January 1, 2013, upon receipt of the appropriate stock grant agreement from Mr. Rifkin, as compensation for his service pursuant to the agreement. Compensation of $135,000 was recognized in 2012 related to this agreement and the shares were issued on March 5, 2013.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability.  The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. Compensation expense for the quarter ended March 31, 2013 and year ended December 31, 2012 on the New Kelley Employment Agreement was $129,000 and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718.  Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. Compensation expense for the quarter ended March 31, 2013 and year ended December 31, 2012 on the New Norris Employment Agreement was $ 32,000 and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718.  Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. Compensation expense for the quarter ended March 31, 2013 and year ended December 31, 2012 on the New Gross Employment Agreement was $18,000 and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. Compensation expense for the quarter ended March 31, 2013 on the New Sylvester Employment Agreement was $10,000.

On March 7, 2013, the Company and Lytham Partners entered into a representation agreement. The agreement has a twelve month term and is cancelable after September 30, 2013. The Company will issue Lytham Partners 25,000 common shares per month for each month of the agreement. Compensation expense for the quarter ended March 31, 2013 was $11,000 and the 50,000 shares were issued on May 7, 2013.

Note 14 – Warrants

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

The following table summarizes information about common stock warrants outstanding at March 31, 2013:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.90	7,955	0.41	$9.90	7,955	$9.90
9.90	4,773	0.50	9.90	4,773	9.90
3.30	11,364	3.12	3.30	11,364	3.30
1.00	24,000	3.57	1.00	24,000	1.00
$1.00 - $9.90	48,092	2.64		48,092

Note 15 – Tax

For the quarter ended March 31, 2013, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2013, the Company’s net operating loss carryfoward was approximately $16,851,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited, Youth Media (Beijing) Limited and Rebel Crew Films, Inc. Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the condensed consolidated statements of operations.

Results for discontinued operations for the quarters ended March 31, 2013 and 2012 are as follows:

	2013	2012
China Youth Media, Inc.	$-	$997
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	-	81
Net loss from discontinued operations	$-	$1,078

Assets and liabilities of discontinued operations were comprised of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accounts payable and accrued expenses	$262,032	$262,032
Related party note payable	169,984	169,984
Convertible note payable	50,000	50,000
Total liabilities	$482,016	$482,016

Note 17 – Subsequent Events

From April 1 through May 14, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof . These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On May 1, 2013, the Company entered into a letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement are to be agreed to by and between the Company and ViewTrade with one or more accredited investors. The gross proceeds of the Private Placement are currently contemplated to be up to six million dollars. Under the agreement, which will remain in effect until November 20, 2013, the Company agreed to pay ViewTrade a non-refundable retainer of $35,000, and cash commissions and fees totaling 13 percent of the gross proceeds raised in the Private Placement. The Company must also reimburse ViewTrade for out-of-pocket expenses incurred by ViewTrade in connection with the Private Placement. The Company also agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. In addition, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon the closing of the Private Placement, the Company is required to issue to each of Mr. Simonelli and Mr. Howell, warrants to purchase 500,000 of the Securities issued in the Private Placement, under the same terms as issued to ViewTrade under the agreement. In the event there is a minimum of four million dollars raised in the Private Placement, the agreement contains an obligation by the Company to grant to ViewTrade the right of participation to act as the lead manager or lead placement agent or co-manager or co-placement agent with a minimum of 50% of the economics with respect to any future public or private sale of any securities of the Company or any of its subsidiaries. The agreement contains customary provisions for agreements of its type, including indemnity obligations on the part of the Company. The Company also agreed to pay $75,000 if the Company cancels the agreement under certain conditions.

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

Results of Operations

The first quarter of 2013 found the mercury emissions control market behaving much as we expected, with utilities scheduling demonstrations of technologies to find the most cost effective solution for their plant design and coal combinations. Through April of 2013 we have announced five demonstration projects contracted with us to be conducted primarily in the second quarter. We expect more demonstrations to be contracted and performed later this year. We further expect to be successful in these demonstrations and we anticipate long-term supply contracts to eventually be negotiated and signed as a result. For most such contracts we would typically anticipate three year renewable agreements for injections of our mercury emission control materials beginning in 2015 to comply with MATS. Some power plants have state mercury emission limits they must meet now, before all plants must comply with MATS in 2015, and successful demonstrations which lead to supply contracts with such units could provide operating revenues for MEEC in 2013 and 2014. At least one of our currently contracted demonstrations falls into that category.

Revenues in the first quarter of 2013 from our two large customer units were below our expectations because one of the units shut down in February for a long maintenance outage and because our technology was able to achieve their current state mercury emissions limit (approximately 50% removal) using even less of our sorbent material than we had anticipated. The units will be down most of the second quarter but should return to service in the third quarter. In 2015, these units will have to meet the much higher EPA MATS rule limits and we expect revenues to be more typical of large units achieving about 90% removal to meet MATS.

Revenues

Sales - We generated revenues of $55,000 and $86,000 for the quarters ended March 31, 2013 and 2012, respectively. The Company generated revenue for both quarters by delivering product to our first commercial customer for use in their system operations. The plant owner has recently idled both units for annual maintenance outages and management believes both units will return to operation this summer. We do not anticipate significant revenue from these units before the third quarter of this year.

Cost and Expenses

Costs and expenses were $1,048,000 and $1,187,000 during the quarters ended March 31, 2013 and 2012, respectively. The decrease in costs and expenses from the same period in the prior year is primarily attributable the impairment of fixed assets charge discussed below. This decrease is offset primary by an increase in selling, general and administrative expenses in the quarter ended March 31, 2013.

Cost of goods sold during the quarters ended March 31, 2013 and 2012 was $28,000 and $67,000, respectively. The costs in both quarters was for product sold to our first commercial customer.

Operating expenses during the quarters ended March 31, 2013 and 2012, respectively were $29,000 and $12,000. These expenses are related to the Company’s first commercial customer. .

License Maintenance Fees were $50,000 and $50,000 for the quarters ended March 31, 2013 and 2012, respectively. The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $90,000 and $63,000 for the quarters ended March 31, 2013 and 2012, respectively. The increase in marketing and development expenses during 2013 is primarily attributed to increased technical services related to customer bidding projects and upcoming customer demonstrations.

Selling, general and administrative expenses were $631,000 and $448,000 for the quarters ended March 31, 2013 and 2012, respectively. The increase in selling, general and administrative expenses during 2013 is primarily attributed to the amortization of the Company’s commitment to grant employee stock on January 1, 2014, if employees meet their contractual obligations.

Professional fee expenses were $219,000 and $146,000 for the quarters ended March 31, 2013 and 2012, respectively. The increase in professional fee expenses is primarily attributed to our increase fees associated with the use and defense of our intellectual property rights.

Impairment of fixed assets were zero and $400,000 for the quarters ended March 31, 2013 and 2012, respectively. Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the quarter ended March 31, 2012.

Net Loss

For the quarters ended March 31, 2013 and 2012 we had a net loss from operations of approximately $1,116,000 and $1,131,000, respectively. The Company incurred an impairment charge on equipment of $400,000 recorded in the quarter ended March 31, 2012 Offsetting this decrease from the prior year were increased costs associated with employee stock grant, increased costs associated with intellectual property and increased interest expense associated with increased debt from the prior year.

Other Expense

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $123,000 and $28,000 during the quarters ended March 31, 2013 and 2012, respectively.

Taxes

As of March 31, 2013, our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash generated from financing activities. As of March 31, 2013 and December 31, 2012, our cash and cash equivalents were $69,000 and $189,000, respectively. We had a working capital deficit of approximately $2.4 million at March 31, 2013 and $1.8 million at December 31, 2012 and we continue to have recurring losses. Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $3 million. In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations. No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins, no assurance can be made that we will be able to achieve this target.

On March 1, 2013, the Company entered into an agreement with Bedminster Financial Group, Ltd. (“Bedminster”), as its non-exclusive agent to find one or more prospective investors in the Company’s securities and/or prospective mergers, acquirers, acquisitions or other capital transaction opportunities. The Company agreed to pay Bedminster a cash fee equal to seven percent (7%) of the purchase price paid by an investor for the securities value of each successful transaction, except that the cash fees shall be five percent (5%) for any portion of the transaction which is straight debt with no equity conversion rights, warrants or other equity-like components, or four percent (4%) for any portion of the transaction which is purchased with existing securities of the Company by the investor. The Company also agreed to issue Bedminster cashless warrants equal to seven percent (7%) of the purchase price paid by an investor for the securities value of each successful transaction, except that the cash fees shall be five percent (5%) for any portion of the transaction which is straight debt with no equity conversion rights, warrants or other equity-like components, or four percent (4%) for any portion of the transaction which is purchased with existing securities of the Company by the investor. In the event there is a minimum of five million dollars raised by Bedminster, the agreement contains an obligation by the Company to retain Bedminster as agent under the agreement for the next potential transaction.

On May 1, 2013, the Company entered into a letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement are to be agreed to by and between the Company and ViewTrade with one or more accredited investors. The gross proceeds of the Private Placement are currently contemplated to be up to six million dollars. Under the agreement, which will remain in effect until November 20, 2013, the Company agreed to pay ViewTrade a non-refundable retainer of $35,000, and cash commissions and fees totaling 13 percent of the gross proceeds raised in the Private Placement. The Company must also reimburse ViewTrade for out-of-pocket expenses incurred by ViewTrade in connection with the Private Placement. The Company also agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. In addition, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon the closing of the Private Placement, the Company is required to issue to each of Mr. Simonelli and Mr. Howell, warrants to purchase 500,000 of the Securities issued in the Private Placement, under the same terms as issued to ViewTrade under the agreement. In the event there is a minimum of four million dollars raised in the Private Placement, the agreement contains an obligation by the Company to grant to ViewTrade the right of participation to act as the lead manager or lead placement agent or co-manager or co-placement agent with a minimum of 50% of the economics with respect to any future public or private sale of any securities of the Company or any of its subsidiaries. The agreement contains customary provisions for agreements of its type, including indemnity obligations on the part of the Company. The Company also agreed to pay $75,000 if the Company cancels the agreement under certain conditions.

Total assets were $713,000 at March 31, 2013 versus $1.2 million at December 31, 2012. The change in total assets is primarily due to the decrease in cash on hand, the collection of accounts receivable balances due, and the depreciation on fixed assets.

Operating activities used $225,000 of cash during the quarter ended March 31, 2013 compared to $311,000 during the quarter ended March 31, 2012. The decrease from the prior year is primarily attributable to the increase in operating liabilities as the Company conserved cash due to decreased financing activities during the quarter.

Investing activities used no cash during the quarters ended March 31, 2013 and 2012, respectively.

Financing activities provided $105,000 during the quarter ended March 31, 2013 primarily due to proceeds from the issuance of convertible promissory notes compared to net cash provided by financing activities of $214,000 during the quarter ended March 31, 2012 primarily due to proceeds from the issuance of stock.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2103, the Company sold convertible notes to unaffiliated accredited investors totaling $105,045. The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 14, 2013	By:	/s/ John F. Norris, Jr.
John F. Norris, Jr. Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Richard H. Gross
Richard H. Gross Chief Financial Officer (Principal Financial Officer)