Form 10-Q
period 2013-06-30
Midwest Energy Emissions Corp.
filed 2013-08-14
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 35,249,429 outstanding as of August 14, 2013.

MIDWEST ENERGY EMISSIONS CORP.

ii

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
Period Ended June 30, 2013

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$97,194	$189,367
Accounts receivable	261,864	274,464
Inventory	-	37,993
Prepaid expenses and other assets	192,396	68,598
Total current assets	551,454	570,422

Property and Equipment, Net	258,328	343,584
License, Net	73,530	76,471
Prepaid expenses	28,409	36,281
Deferred financing fees	113,435	125,534
Total assets	$1,025,156	$1,152,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$378,091	$332,180
Accrued legal and consulting fees	387,472	220,159
Accrued salaries	321,827	-
Deferred revenue	37,060	-
Accrued interest - related party	247,504	197,767
Advances payable - related party	4,167	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	450,000	150,000
Current liabilities of discontinued operations	262,032	262,032
Advances payable -related party of discontinued operations	-	169,984
Total current liabilities	2,138,153	2,333,156

Convertible promissory notes payable	4,251,414	2,570,199
Accrued interest	175,228	134,975
Total liabilities	6,564,795	5,038,330

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
33,458,346 shares issued and outstanding at June 30, 2013
33,239,878 shares issued and outstanding at December 31, 2012	33,458	33,240
Additional paid-in capital	10,423,967	9,958,202
Deficit accumulated during development stage	(15,997,064)	(13,877,480)

Total stockholders' deficit	(5,539,639)	(3,886,038)

Total liabilities and stockholders' deficit	$1,025,156	$1,152,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

					December 17, 2008
	For the Three	For the Three	For the Six	For the Six	(Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$452,344	$-	$507,790	$85,540	$2,067,967

Costs and expenses:

Cost of goods sold	50,397	-	78,748	67,013	755,793
Operating expenses	420,564	27,185	449,773	39,648	1,210,017
License maintenance fees	50,000	50,000	100,000	100,000	600,000
Marketing and development	91,309	60,314	181,079	123,314	1,484,775
Selling, general and administrative expenses	712,275	415,003	1,343,373	863,241	7,450,516
Professional fees	79,889	198,595	299,378	345,045	2,052,825
Impairment of fixed assets	-	-	-	400,000	800,000
Impairment of goodwill	-	-	-	-	3,555,304

Total costs and expenses	1,404,434	751,097	2,452,351	1,938,261	17,909,230

Operating loss	(952,090)	(751,097)	(1,944,561)	(1,852,721)	(15,841,263)

Other Income (expense)
Interest expense	(132,559)	(60,068)	(255,679)	(87,874)	(571,470)
Loss on disposal of fixed assets	-	-	-	-	(19,504)
Gain on forgiveness of liabilities	80,656	-	80,656	-	360,656

Total other income (expense)	(51,903)	(60,068)	(175,023)	(87,874)	(230,318)

Net loss from continuing operations	(1,003,993)	(811,165)	(2,119,584)	(1,940,595)	(16,071,581)

Net income (loss) from discontinued operations	-	110	-	(968)	74,517

Net Loss	$(1,003,993)	$(811,055)	$(2,119,584)	$(1,941,563)	$(15,997,064)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	(0.03)	(0.02)	(0.06)	(0.06)
Discontined operations	-	-	-	-
	(0.03)	(0.02)	(0.06)	(0.06)

Weighted average common shares outstanding	33,438,015	33,239,878	33,387,146	33,031,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services in 2012	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	$-	$(3,886,038)

Stock issued for services	218,467	218	23,232	-	-	23,450

Common stock to be issued	-	-	442,533	-	-	442,533

Net loss for the period	-	-	-	(2,119,584)	-	(2,119,584)

Balance - June 30, 2013 (Unaudited)	33,458,345	$33,458	$10,423,967	$(15,997,064)	$-	$(5,539,639)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

	For the Six Months Ended June 30, 2013 (Unaudited)	For the Six Months Ended June 30, 2012 (Unaudited)	December 17, 2008 (Inception) Through June 30, 2013
Cash flows from operating activities
Net loss	$(2,119,584)	$(1,941,563)	$(15,997,064)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	398,733	-	4,244,867
Stock issued for services	67,250	-	965,273
Amortization of license fees	2,941	2,941	26,470
Depreciation expense	85,256	227,157	513,897
Loss on disposal of fixed assets	-	-	19,504
Impaiment of fixed assets	-	400,000	800,000
Impairment of goodwill	-	-	3,555,304
Gain on forgiveness of liabilities	(80,656)	-	(464,680)
Change in assets and liabilities
Decrease in accounts receivable	12,600	206,545	(261,864)
Decrease in inventory	37,993	30,622	-
Increase in prepaid expenses and other assets	(103,827)	(120,696)	(206,830)
Increase in accounts payable and accrued liabilities	1,060,016	(175,087)	1,843,458
Increase in deferred revenue	37,060	-	37,060
Net cash used in operating activities	(602,218)	(1,370,081)	(4,924,605)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	-	(1,414,602)
Net cash used in investing activities	-	-	(1,503,452)

Cash flows from financing activities
Payment of deferred financing fees	-	-	(125,534)
Net proceeds from related party advances	-	-	951,034
Proceeds from note payable	-	-	150,000
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of convertible promissory notes	510,045	1,378,459	3,080,244
Proceeds from the issuance of common stock, net	-	213,500	1,986,007
Net cash provided by financing activities	510,045	1,591,959	6,525,251

Net increase in cash and cash equivalents	(92,173)	221,878	97,194

Cash and cash equivalents - beginning of period	189,367	99,713	-

Cash and cash equivalents - end of period	$97,194	$321,591	$97,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,525	$4,550	$13,675
Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$-	$112,000
Conversion of interest to notes payable	$134,975	$-	$134,975
Conversion of advances payable to notes payable	$1,036,195	$-	$1,036,195

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 – Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company”) was organized under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. Pursuant to shareholder approval, on October 6, 2006, the Board of Directors of the Company approved and authorized the Company to enter into an Agreement and Plan of Merger by and between the Company and Digicorp, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company that was incorporated under the Delaware General Corporation Law for the purpose of effecting a change of domicile.  Effective February 22, 2007, the Company changed its domicile from Utah to Delaware with the name of the surviving corporation being Digicorp, Inc.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware, which took effect as of October 16, 2008, the Company's name changed from “Digicorp, Inc.” to “China Youth Media, Inc.”

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

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The gains and losses from discontinued operations, including the impairment of certain assets of discontinued operations and gains from forgiveness of liabilities, have been reflected in the condensed consolidated  financial statements.  The Company does not expect to derive any revenues from the discontinued operations in the future and does not expect to incur any significant ongoing operating expenses related to the discontinued operations.

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

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of zero and $400,000 were recognized for the six months ended June 30, 2013 and 2012, respectively.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the six months ended June 30, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The only asset or liability measured at fair value on a recurring basis by the Company at June 30, 2013 and December 31, 2012 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2013 and December 31, 2012, respectively, approximated the carrying amount as the notes were issued during the six months ended June 30, 2013 and year ended December 31, 2012, respectively, at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the “US Dollar”). Transactions denominated in currencies other than the US Dollar are re-measured to the US Dollar at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

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

The Company generated revenues of $507,790 and $85,540 for the six months ended June 30, 2013 and 2012, respectively.  The Company generated revenue for the six months ended June 30, 2013 by performing demonstrations of its technology at potential customers and delivering product to its commercial customer.  The Company generated revenue for the six months ended June 30, 2012, by delivering product to its commercial customer.  Revenues for product delivered to its commercial customer were curtailed in February 2013 and 2012 as the units were shut down due to reduced load demand and low natural gas prices.  The Company anticipates that these units will restart early in the third quarter 2013.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s condensed consolidated  financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at June 30, 2013 or 2012.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of June 30, 2013, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of June 30, 2013 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the six months ended June 30, 2013, 85% of the Company’s revenue and 100% of the Company’s accounts receivable related to demonstrations performed for one potential customer and 15% of the Company’s revenue related to sales to its commercial customer.  For the six months ended June 30, 2012, the Company’s revenue was related to one customer and at December 31, 2012 100% of the Company’s accounts receivable related to two customers.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this amendment in the six months ended June 30, 2013 did not have a material impact on our condensed consolidated financial statements.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 – Going Concern

The accompanying condensed consolidated  financial statements as of June 30, 2013 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through June 30, 2013, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $15,997,064.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated  financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Property And Equipment, Net

Property and equipment at June 30, 2013 and December 31, 2012 are as follows:

	June 30	December 31
	2013	2012

Equipment & Installation	$717,918	$717,918
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	753,844

Less: accumulated depreciation	495,516	410,260
Property and equipment, net	$258,328	$343,584

The Company uses the straight-line method of depreciation over 3 to 10 years.  During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington.  This equipment is subject to a bargain purchase option on January 1, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option.  The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal.  Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge of $400,000 against the value of the equipment in the six months ended June 30, 2012.   The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012 after further review of the expected revenues from the customer prior to the bargain purchase option date of January 1, 2015.  During the six months ended June 30, 2013 and 2012, respectively, depreciation expense charged to operations was $85,256 and $227,157.

Note 5 – License Agreement

On January 15, 2009, the Company entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity.   Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.  The first US patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008.  In addition, the Company has the same rights to other related patents in the US, Canada, China and Europe.

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

License costs capitalized as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012

License	$100,000	$100,000
Less: accumulated amortization	26,470	23,529
License, net	$73,530	$76,471

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired.  Amortization expense charged to cost and expenses was $2,941 during the six months ended June 30, 2013 and 2012.  Estimated amortization for each of the next five years is approximately $5,900.

Note 6 – Convertible Note Payable of Discontinued Operations

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree.  Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan.  Interest expense for the six months ended June 30, 2013 and 2012, respectively was $2,000 and $1,994.

Note 7 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of June 30, 2013.  Interest expense for the six months ended June 30, 2013 and 2012, respectively was $2,263 and $2,275.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000.  It is a demand note, but if no demand is made, the Company shall make quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis until maturity.  The loan matures on September 30, 2014.  $75,000 has been advanced on the loan as of June 30, 2013.  Interest expense for the six months ended June 30, 2013 and 2012, respectively was $2,263 and $2,275.

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount.  Per the terms of the promissory note, the Company is required to pay the remaining outstanding invoices payable balance to Tucker Ellis LLP on or before August 31, 2013.  As of June 30, 2013, the Company’s payables balance due to Tucker Ellis LLP was $124,822.  The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity.  The Company is require to make principal payments pursuant to the agreement based on the issuance of debt or equity securities.  The promissory note matures on June 30, 2015.

Note 8 – Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”).  Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”).  Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”).  Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share.  In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. The remaining principal balance of $4,167 bears interest at 9% per annum, has no fixed terms of repayment and is unsecured.  Accrued interest on these advances at June 30, 2013 and December 31, 2012 was $216,186 and $174,099, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was $42,087 and $43,274, respectively.

 Note 9 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,984 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company.  These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured.  On June 30, 2013 the Company entered into a Conversion Agreement with Mr. Rifkin.  Pursuant to the Conversion Agreement the Company converted these advances payable from Mr. Rifkin into $169,894 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share.  Accrued interest on these advances at June 30, 2013 and December 31, 2012 was $31,318 and $23,668, respectively.  Interest expense for the six months ended June 30, 2013 and 2012, was $3,825 and $3,867, respectively.

Note 10 – Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Accrued interest on these advances at June 30, 2013 was $166,190 and was converted to principal by the Company on July 1, 2013.  Accrued interest on these advances at December 31, 2012 was $134,975, and was converted to principal by the Company on January 1, 2013.  Interest expense for the six months ended June 30, 2013 and 2012, was $166,190 and $29,867, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000.  The notes are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share.  The initial conversion ratio shall be equal to $0.50 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof .  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Accrued interest at June 30, 2013 and interest expense for the six months ended June 30, 2013 on these notes was $8,645.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 8 and Note 9)  into convertible notes totaling $1,036,195.  The notes are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share.  The initial conversion ratio shall be equal to $0.50 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Accrued interest at June 30, 2013 and interest expense for the six months ended June 30, 2013 on these notes was $393.

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

As of June 30,
2013	$50,000
2014	200,000
2015	200,000
2016	200,000
2017	200,000
2018	200,000
Thereafter	1,400,000
$2,450,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

Twelve months ended June 30,
2014	$46,550
2015	17,918
$64,468

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $37,000 and $32,000 for the six months ended June 30, 2013 and 2012, respectively.

Fixed Price Contract

The Company’s contract with its customer contains a fixed price for product over three years beginning January 1, 2012.  This contract exposes the Company to the potential risks associated with rising material costs during that same period.  No losses have been recognized on this contract through June 30, 2013.

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

A summary of stock option activity for the six months ended June 30, 2013 is presented below:

			Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2012	169,087	285,458	14.44	6.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
June 30, 2013	169,087	285,458	14.44	5.8	-

Options exercisable at:
December 31, 2012		285,458	14.44	6.3
June 30, 2013		285,458	14.44	5.8

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus.  These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718.  Under the New Kelley Employment Agreement, the Company will  issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability.    The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date.  Compensation expense for the six months ended June 30, 2013 and year ended December 31, 2012 on the New Kelley Employment Agreement was $258,000 and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718.   Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date.  Compensation expense for the six months ended June 30, 2013 and year ended December 31, 2012 on the New Norris Employment Agreement was $ 65,000 and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718.   Under the New Gross Employment Agreement, the Company will  issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date.  Compensation expense for the six months ended June 30, 2013 and year ended December 31, 2012 on the New Gross Employment Agreement was $36,000 and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011.  Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718.  Compensation expense for the six months ended June 30, 2013 on the New Sylvester Employment Agreement was $40,000.

On March 7, 2013, the Company and Lytham Partners entered into a representation agreement.  The agreement has a twelve month term and is cancelable after September 30, 2013.  The Company will issue Lytham Partners 25,000 common shares per month for each month of the agreement.  Compensation expense for the six months ended June 30, 2013 was $56,250, 50,000 shares were issued on May 7, 2013 and 50,000 shares were issued on July 7, 2013.

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

The following table summarizes information about common stock warrants outstanding at June 30, 2013:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.90	7,955	0.16	$9.90	7,955	$9.90
9.90	4,773	0.25	9.90	4,773	9.90
3.30	11,364	2.87	3.30	11,364	3.30
1.00	24,000	3.32	1.00	24,000	1.00
$1.00 - $9.90	48,092	2.39		48,092

Note 15 – Tax

For the six months ended June 30, 2013, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At June 30, 2013, the Company’s net operating loss carryfoward was approximately $17,855,000. Our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded.  The net operating loss carryforward, if not utilized, will begin to expire in 2025.

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

 Results for discontinued operations for the six months ended June 30, 2013 and 2012 are as follows:

	2013	2012
China Youth Media, Inc.	$-	$1,791
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	-	(823)
Net loss from discontinued operations	$-	$968

Assets and liabilities of discontinued operations were comprised of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Accounts payable and accrued expenses	$262,032	$262,032
Related party note payable	-	169,984
Convertible note payable	50,000	50,000
Total liabilities	$312,032	$482,016

Note 17  – Subsequent Events

On July 1, 2013, the Company converted $166,190 of accrued interest on convertible notes payable to principal due on the notes.

On July 12, 2013, the Company, upon conversion of a promissory note dated June 27, 2013, issued 506,920 shares of common stock and 126,730 warrants to purchase common shares to Richard MacPherson, a member of the Company’s Board of Directors, pursuant to a notice of conversion received by the Company from Mr. MacPherson to convert a promissory note held by Mr. MacPherson with a principal balance of $252,199 and accrued interest of $1,261 into 506,920 units of the Company, with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of common stock at $0.75 per share.

On July 12, 2013, the Company, upon conversion of a promissory note dated June 27, 2013, issued 1,234,164 shares of common stock and 308,541 warrants to purchase common shares to Nova Scotia Company, pursuant to a notice of conversion received from Nova Scotia Company to convert a promissory note held by Nova Scotia Company with a principal balance of $614,012 and accrued interest of $3,070 into 1,234,164 units of the Company, with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of common stock at $0.75 per share.

On July 30, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $447,500.  The notes are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.  For each dollar invested, the investor received two warrants to purchase one share of common stock of the Company at an exercise price of $0.75 per share.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  In conjunction with the sale of these notes and warrants, the Company issued ViewTrade Securities, Inc. 134,250 warrants to purchase one share of common stock of the Company at an exercise price of $0.50 per share and 134,250 warrants to purchase one share of common stock of the Company at an exercise price of $0.75 per share.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On August 8, 2013, the Company paid the $75,488 to the Bank of North Dakota New Venture Capital Program to payoff the promissory note dated September 13, 2011 and accrued interest through the payoff date.

On August 8, 2013, the Company paid the $75,488 to the Bank of North Dakota Development Fund, Inc. to payoff the promissory note dated September 13, 2011 and accrued interest through the payoff date.

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

Results of Operations

The second quarter of 2013 found the mercury emissions control market continuing to behave much as we expected, with utilities scheduling demonstrations of technologies to find the most cost effective solution for their plant design and coal combinations.  Through June of 2013 we have announced five demonstration projects contracted with us to be conducted primarily in the second quarter.  We expect more demonstrations to be contracted and performed later this year.  We further expect to be successful in these demonstrations and we anticipate long-term supply contracts  to eventually be negotiated and signed as a result.   For most such contracts we would typically anticipate three year renewable agreements for injections of our mercury emission control materials beginning in 2015 to comply with MATS.  Some power plants have state mercury emission limits they must meet now, before all plants must comply with MATS in 2015, and successful demonstrations which lead to supply contracts with such units could provide operating revenues for MEEC in late 2013 and 2014.   At least two of our currently contracted demonstrations fall into that category.

Revenues in the second quarter of 2013  from our two large customer units were below our expectations because one of the units shut down in February 2013 for a long maintenance outage and because  our technology was able to achieve their current state mercury emissions limit (approximately 50% removal) using even less of our sorbent material than we had anticipated. Both units were down most of the second quarter but should return to service early in the third quarter.   In 2015, these units will have to meet the higher EPA MATS rule limits and we expect revenues to be more typical of large units achieving about 90% removal to meet MATS.

Revenues

Sales - We generated revenues of $452,000 and $0 for the quarter ended June 30, 2013 and 2012, respectively and $508,000 and $86,000 for the six months ended June 30, 2013 and 2012, respectively.  The majority of this increase was generated during the performance of three demonstrations of our technologies at the power generating stations of a potential customer.

Cost and Expenses

Costs and expenses were $1,404,000 and $751,000 for the quarter ended June 30, 2013 and 2012, respectively and were $2,452,000 and $1,938,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable the increase in operating expenses discussed below as well as an increase in selling, general and administrative expenses in the six months ended June 30, 2013.

Cost of goods sold were $50,000 and $0 for the quarter ended June 30, 2013 and 2012, respectively and were $79,000 and $67,000 for the six months ended June 30, 2013 and 2012, respectively.  The costs in both quarters was for product sold to our commercial customer.

Operating expenses were $421,000 and $27,000 for the quarter ended June 30, 2013 and 2012, respectively and were $450,000 and $40,000 for the six months ended June 30, 2013 and 2012, respectively.   The increased costs in 2013 were associated with three demonstrations of our technologies at power generating stations of potential customers.

License Maintenance Fees were $50,000 for the quarter ended June 30, 2013 and 2012 and were $100,000 for the six months ended June 30, 2013 and 2012.  The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $91,000 and $60,000 for the quarter ended June 30, 2013 and 2012, respectively and were $181,000 and $123,000 for the six months ended June 30, 2013 and 2012 respectively.  The increase in marketing and development expenses during 2013 is primarily attributed to increased technical services related to customer bidding projects and upcoming customer demonstrations.

Selling, general and administrative expenses were $712,000 and $415,000 for the quarter ended June 30, 2013 and 2012, respectively and were $1,343,000 and $863,000 for the six months ended June 30, 2013 and 2012 respectively. The increase in selling, general and administrative expenses during 2013 is primarily attributed to the amortization of the Company’s commitment to grant employee stock on January 1, 2014, if employees meet their contractual obligations.

Professional fee expenses were $80,000 and $199,000 for the quarter ended June 30, 2013 and 2012, respectively and were $299,000 and $345,000 for the six months ended June 30, 2013 and 2012 respectively. The decrease in professional fee expenses during 2013 is primarily attributed to costs incurred in the 2012 associated with financial reporting compliance requirements regarding the Reverse Merger in 2011.  This decrease was offset by an increase in fees associated with the Company’s Intellectual Property during 2013.

Impairment of fixed assets were zero and $400,000 for the six months ended June 30, 2013 and 2012, respectively.  Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the six months ended June 30, 2012.

Net Loss

For the quarter ended June 30, 2013 and 2012 we had a net loss from continuing operations of approximately $1,004,000 and $811,000, respectively and for the six months ended June 30, 2013 and 2012 we had a net loss from operations of approximately $2,120,000 and $1,941,000, respectively.  The Company incurred an impairment charge on equipment of $400,000 recorded in the six months ended June 30, 2012  Offsetting this decrease from the prior year were increased costs associated with employee stock grant, costs associated with demonstrations of our technology at potential customers and increased interest expense associated with increased debt from the prior year.

Other Expense

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $133,000 and $60,000 during the six months ended June 30, 2013 and 2012, respectively.  Interest expense related to the financing of capital was $256,000 and $88,000 during the six months ended June 30, 2013 and 2012, respectively.

Taxes

As of June 30, 2013, our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change.  The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity has been cash generated from financing activities. As of June 30, 2013 and December 31, 2012, our cash and cash equivalents were $97,000 and $189,000, respectively.  We had a working capital deficit of approximately $1.6 million at June 30, 2013 and $1.8 million at December 31, 2012 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $3 million.  In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations.  No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations.  Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.  Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins.  No assurance can be made that we will be able to achieve this target.

On May 1, 2013, the Company entered into a letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars.  Under the agreement, which will remain in effect until November 30, 2013, the Company agreed to pay ViewTrade a non-refundable retainer of $35,000, and cash commissions and fees totaling 13 percent of the gross proceeds raised in the Private Placement.  The Company must also reimburse ViewTrade for out-of-pocket expenses incurred by ViewTrade in connection with the Private Placement.  The Company also agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement.  The letter agreement was amended and restated on June 24, 2013.

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

Total assets were $1.0 million at June 30, 2013 versus $1.2 million at December 31, 2012. The change in total assets is primarily due to the decrease in cash on hand and the depreciation on fixed assets.

Operating activities used $602,000 of cash during the six months ended June 30, 2013 compared to $1,370,000 during the six months ended June 30, 2012. The decrease from the prior year is primarily attributable to the increase in operating liabilities as the Company conserved cash due to decreased financing activities during the six months ended June 30, 2013.

Investing activities used no cash during the six months ended June 30, 2013 and 2012, respectively.

Financing activities provided $510,000 during the six months ended June 30, 2013 primarily from proceeds from the issuance of convertible promissory notes compared to net cash provided by financing activities of $1,592,000 during the six months ended June 30, 2012 from proceeds from the issuance of convertible promissory notes and common stock.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the PEO and the PFO determined that as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 5th through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000.  The notes are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share.  The initial conversion ratio shall be equal to $0.50 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.   These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a liited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with te requirements of the Securities Act.

ITEM  3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable

ITEM 6 –  EXHIBITS

Exhibit Number	Description

10.1*	Amended and restated letter agreement between ViewTrade Securities, Inc. and Midwest Energy Emissions Corp dated June 24, 2013
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 14, 2013	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)