Form 10-Q
period 2013-09-30
Midwest Energy Emissions Corp.
filed 2013-11-12
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 35,299,429 outstanding as of November 12, 2013.

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

iii

PART I – FINANCIAL INFOMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Condensed Financial Information
Period Ended September 30, 2013

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$284,388	$189,367
Accounts receivable	346,401	274,464
Inventory	-	37,993
Prepaid expenses and other assets	147,378	68,598
Total current assets	778,167	570,422

Property and Equipment, Net	215,700	343,584
License, Net	72,059	76,471
Prepaid expenses	25,974	36,281
Debt issuance costs, net	601,651	125,534
Total assets	$1,693,551	$1,152,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$278,292	$332,180
Accrued legal and consulting fees	297,012	220,159
Accrued salaries and benefits	352,213	-
Accrued interest - related party	247,600	197,767
Advances payable - related party	4,167	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	300,000	150,000
Current liabilities of discontinued operations	262,032	262,032
Advances payable - related party of discontinued operations	-	169,984
Total current liabilities	1,791,316	2,333,156

Convertible promissory notes payable	4,204,403	2,570,199
Accrued interest	126,240	134,975
Total liabilities	6,121,959	5,038,330

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized
Common stock; $.001 par value; 100,000,000 shares authorized;
35,299,429 shares issued and outstanding at September 30, 2013
33,239,878 shares issued and outstanding at December 31, 2012	35,299	33,240
Additional paid-in capital	12,275,375	9,958,202
Deficit accumulated during development stage	(16,739,082)	(13,877,480)

Total stockholders' deficit	(4,428,408)	(3,886,038)

Total liabilities and stockholders' deficit	$1,693,551	$1,152,292

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

	For the Three Months Ended September 30, 2013 (Unaudited)	For the Three Months Ended September 30, 2012 (Unaudited)	For the Nine Months Ended September 30, 2013 (Unaudited)	For the Nine Months Ended September 30, 2012 (Unaudited)	December 17, 2008 (Inception) Through September 30, 2013 (Unaudited)

Revenues	$917,202	$270,940	$1,424,992	$356,480	$2,985,169

Costs and expenses:

Cost of goods sold	206,096	105,474	284,844	172,487	961,889
Operating expenses	359,373	96,890	809,146	136,538	1,569,390
License maintenance fees	50,000	50,000	150,000	150,000	650,000
Marketing and development	75,550	202,400	256,629	325,714	1,560,325
Selling, general and administrative expenses	674,506	597,757	2,017,879	1,455,998	8,125,022
Professional fees	109,846	291,171	409,224	636,216	2,162,671
Impairment of fixed assets	-	-	-	400,000	800,000
Impairment of goodwill	-	-	-	-	3,555,304

Total costs and expenses	1,475,371	1,343,692	3,927,722	3,276,953	19,384,601

Operating loss	(558,169)	(1,072,752)	(2,502,730)	(2,920,473)	(16,399,432)

Other Income (expense)
Interest expense	(183,849)	(74,029)	(439,528)	(161,903)	(755,319)
Loss on disposal of fixed assets	-	(19,504)	-	(19,504)	(19,504)
Gain on forgiveness of liabilities	-	-	80,656	-	360,656

Total other income (expense)	(183,849)	(93,533)	(358,872)	(181,407)	(414,167)

Net loss from continuing operations	(742,018)	(1,166,285)	(2,861,602)	(3,101,880)	(16,813,599)

Net income (loss) from discontinued operations	-	(2,118)	-	(3,086)	74,517

Net Loss	$(742,018)	$(1,168,403)	$(2,861,602)	$(3,104,966)	$(16,739,082)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	(0.02)	(0.04)	(0.08)	(0.09)
Discontined operations	-	-	-	-
	(0.02)	(0.04)	(0.08)	(0.09)

Weighted average common shares outstanding	35,031,570	33,239,878	33,941,311	33,101,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Par Value	Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	$-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	$-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Stock issued for services in 2012	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	$-	$(3,886,038)

Stock issued for services	318,467	318	108,182	-	-	108,500

Common stock to be issued	-	-	620,602	-	-	620,602

Stock and warrants issued upon debt conversion	1,741,084	1,741	868,801	-	-	870,542

Sale / issuance of warrants, net of issuance costs	-	-	719,588	-	-	719,588

Net loss for the period	-	-	-	(2,861,602)	-	(2,861,602)

Balance - September 30, 2013 (Unaudited)	35,299,429	$35,299	$12,275,375	$(16,739,082)	$-	$(4,428,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	December 17, 2008 (Inception) Through September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,861,602)	$(3,104,966)	$(16,739,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	620,602	314,367	4,466,736
Stock issued for services	108,500	-	1,006,523
Amortization of license fees	4,412	4,412	27,941
Amortization of discount on notes payable	17,193	-	17,193
Amortization of deferred financing fees	63,491	-	63,491
Depreciation expense	127,884	319,383	556,525
Loss on disposal of fixed assets	-	19,504	19,504
Impaiment of fixed assets	-	400,000	800,000
Impairment of goodwill	-	-	3,555,304
Gain on forgiveness of liabilities	(80,656)	-	(464,680)
Change in assets and liabilities
(Increase) decrease in accounts receivable	(71,937)	92,094	(346,401)
Decrease in inventory	37,993	30,622	-
Increase in prepaid expenses and other assets	(68,473)	(109,683)	(171,476)
Increase in accounts payable and accrued liabilities	1,021,772	350,604	1,805,214
Net cash used in operating activities	(1,080,821)	(1,683,663)	(5,403,208)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	-	(1,414,602)
Net cash used in investing activities	-	-	(1,503,452)

Cash flows from financing activities
Payment of debt issuance costs	(286,703)	-	(412,237)
Net proceeds from related party advances	-	-	951,034
Payment on note payable	(150,000)	-	-
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of convertible promissory notes and warrants	1,612,545	1,378,459	4,182,744
Proceeds from the issuance of common stock, net	-	213,500	1,986,007
Net cash provided by financing activities	1,175,842	1,591,959	7,191,048

Net increase in cash and cash equivalents	95,021	(91,704)	284,388

Cash and cash equivalents - beginning of period	189,367	99,713	-

Cash and cash equivalents - end of period	$284,388	$8,009	$284,388

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,250	$6,850	$18,400
Taxes	$11,799	$5,773	$18,547

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$-	$112,000
Conversion of interest to notes payable	$305,496	$-	$305,496
Conversion of advances payable to convertible notes payable	$1,036,195	$-	$1,036,195
Conversion of convertible notes payable to equity	$866,211	$-	$866,211

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

Dissolution of subsidiaries

Pursuant to the terms of the Merger Agreement, during the year ended December 31, 2012 the Company  dissolved the following foreign entities:

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

Accounts Receivable

Accounts receivable consist of amounts due to us in the normal course of our business, are not collateralized, and normally do not bear interest.  The negotiated payment terms with certain customers for demonstrations of our technology include the waiving of payment of some or all of the contracted price of the demonstration if the customer signs a long term purchase agreement with the Company within a certain time frame.  Should a long term agreement be signed with these customers, any unpaid accounts receivables would be converted to customer acquisition costs and recognized as an expense over the life of the agreement.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of the Long-Lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows.  Impairment charges of zero and $400,000 were recognized for the nine months ended September 30, 2013 and 2012, respectively.  Due to the short-term idling of both power plant units at the Company’s commercial customer, the Company evaluated the recoverability of the carrying value of the Company’s equipment at that site.  Based on a review of the discounted expected cash flows associated with the value contract with the customer, an impairment charge was recorded during the nine months ended September 30, 2012 against the value of the equipment.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The only asset or liability measured at fair value on a recurring basis by the Company at September 30, 2013 and December 31, 2012 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2013 and December 31, 2012 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2013 and December 31, 2012, respectively, approximated the carrying amount as the notes were issued during the nine months ended September 30, 2013 and year ended December 31, 2012, respectively, at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $1,424,992 and $356,480 for the nine months ended September 30, 2013 and 2012, respectively.  The Company generated revenue for the nine months ended September 30, 2013 and 2012 by (i) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (ii) delivering product to its commercial customer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s condensed consolidated  financial statements is based on a more-likely-than-not recognition threshold.  The Company did not have any unrecognized tax benefits at September 30, 2013 or 2012.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of September 30, 2013, because the Company incurred net losses and basic and diluted loss per common share were the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s excess cash as of September 30, 2013 is on deposit in a non-interest-bearing transaction account that is fully covered by FDIC deposit insurance.  For the nine months ended September 30, 2013, 76% of the Company’s revenue and 86% of the Company’s accounts receivable related to demonstrations performed for four demonstration customers and 24% of the Company’s revenue related to sales to its commercial customer.  For the nine months ended September 30, 2012, 76% of the Company’s revenue was related to one customer and at December 31, 2012 100% of the Company’s accounts receivable related to two customers.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this amendment in the nine months ended September 30, 2013 did not have a material impact on our condensed consolidated financial statements.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements as of September 30, 2013 have been prepared assuming the Company will continue as a going concern. From the period of inception (December 17, 2008) through September 30, 2013, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $16,772,432. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Property And Equipment, Net

Property and equipment at September 30, 2013 and December 31, 2012 are as follows:

	September 30	December 31
	2013	2012

Equipment & Installation	$717,918	$717,918
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	753,844

Less: accumulated depreciation	538,144	410,260
Property and equipment, net	$215,700	$343,584

The Company uses the straight-line method of depreciation over three to 10 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on January 1, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge of $400,000 against the value of the equipment in the nine months ended September 30, 2012. The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012 after further review of the expected revenues from the customer prior to the bargain purchase option date of January 1, 2015. During the nine months ended September 30, 2013 and 2012, respectively, depreciation expense charged to operations was $127,884 and $319,383.

Note 5 – License Agreement

On January 15, 2009, the Company entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” (“License”) with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity. Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. The first US patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008. In addition, the Company has the same rights to other related patents in the US, Canada, China and Europe.

The Company paid $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $1,500,000 for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. Our prior disclosure on the dollar amount of the Company’s option to require the EERC to assign the patent rights to the Company incorrectly stated the amount was $1,000,000. The correct amount is $1,500,000. The Company discovered the mistake in the third quarter of 2013 and has filed as exhibits to this Form 10-Q amendments to the License that include the $1,500,000 option to require the assignments. This increase was done in conjunction with the licensing of additional patents from the EERC. The license maintenance fees are $100,000 due January 1, 2010, $150,000 due January 1, 2011 and $200,000 due January 1, 2012 and each year thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid.

The Company is required to pay the licensor 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees.  Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor.

The Company is required to annually enter into at least one sales agreement for at least one gigawatt nameplate electrical generation capacity.  If the Company fails to fulfill this obligation, the licensor may treat the failure as a material breach of the license and terminate the agreement if not cured within ninety days after notifying the Company.  The Company has received a waiver of this requirement for 2012 and is currently renegotiating this requirement for 2013 and subsequent years.  At this time the Company does not believe that it will meet this requirement for 2013 and no assurance can be given that the Company will be successful in the renegotiating this requirement for 2013.  If the Company is unsuccessful in its renegotiation efforts with the EERC on in obtaining a waiver of this obligation for 2013, it is possible that the EERC could terminate the License.  The termination of the License would have a material adverse effect on the Company and its ability to continue as a going concern.

License costs capitalized as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012

License	$100,000	$100,000
Less: accumulated amortization	27,941	23,529
License, net	$72,059	$76,471

The Company is currently amortizing its patents over their estimated useful life of 17 years when acquired. Amortization expense charged to cost and expenses was $4,412 during the nine months ended September 30, 2013 and 2012. Estimated amortization for each of the next five years is approximately $5,900.

Note 6 – Convertible Note Payable of Discontinued Operations

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. Interest expense for the nine months ended September 30, 2013 and 2012, respectively was $3,000 and $3,002.

Note 7 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the nine months ended September 30, 2013 and 2012, respectively was $2,750 and $3,425.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the nine months ended September 30, 2013 and 2012, respectively was $2,750 and $3,425.

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. The promissory note matures on September 30, 2015. Interest expense for the nine months ended September 30, 2013 was $3,750.

Note 8 – Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. The remaining principal balance of $4,167 bears interest at 9% per annum, has no fixed terms of repayment and is unsecured. Accrued interest on these advances at September 30, 2013 and December 31, 2012 was $216,282 and $174,099, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $42,183 and $65,148, respectively.

 Note 9 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,984 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. On June 30, 2013 the Company entered into a Conversion Agreement with Mr. Rifkin. Pursuant to the Conversion Agreement the Company converted these advances payable from Mr. Rifkin into $169,894 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. Accrued interest on these advances at September 30, 2013 and December 31, 2012 was $31,318 and $23,668, respectively. Interest expense for the nine months ended September 30, 2013 and 2012, was $7,650 and $11,644, respectively.

Note 10 – Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share.  The initial conversion ratio shall be equal to $1.00 per unit.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.   Accrued interest of $166,190 was converted to principal by the Company on July 1, 2013.  Accrued interest on these advances at December 31, 2012 was $134,975, and was converted to principal by the Company on January 1, 2013.  Accrued interest on these advances at September 30, 2013 and December 31, 2012 was $89,292 and $134,975, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012, was $255,482 and $74,588, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest at September 30, 2013 and interest expense for the nine months ended September 30, 2013 on these notes was $19,977.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 8 and Note 9) into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 common stock and 435,271 warrants to purchase shares of common stock (see Note 12). Accrued interest at September 30, 2013 was $5,156 and interest expense for the nine months ended September 30, 2013 on these notes was $9,487.

From July 30, 2013 through September 30, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,102,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest at September 30, 2013 and interest expense for the nine months ended September 30, 2013 on these notes was $11,815. A discount on the notes payable of $466,683 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the nine months ended September 30, 2013 on this discount was $17,193.

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

As of September 30,
2014	200,000
2015	200,000
2016	200,000
2017	200,000
2018	200,000
Thereafter	1,400,000
$2,400,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

Twelve months ended September 30,
2014	$42,854
2015	10,011
$52,865

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Rent expense was approximately $53,000 and $45,000 for the nine months ended September 30, 2013 and 2012, respectively.

Fixed Price Contract
The Company’s contract with its customer contains a fixed price for product over three years beginning January 1, 2012. This contract exposes the Company to the potential risks associated with rising material costs during that same period. No losses have been recognized on this contract through September 30, 2013.

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

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2012	169,087	285,458	14.44	6.3	-
Grants	-	-	-	-	-
Cancellations	-	-	-	-	-
September 30, 2013	169,087	285,458	14.44	5.6	-

Options exercisable at:
December 31, 2012		285,458	14.44	6.3
September 30, 2013		285,458	14.44	5.6

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date. Compensation expense for the nine months ended September 30, 2013 and year ended December 31, 2012 on the New Kelley Employment Agreement was $388,000 and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date. Compensation expense for the nine months ended September 30, 2013 and year ended December 31, 2012 on the New Norris Employment Agreement was $97,000 and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through the Stock Grant date. Compensation expense for the nine months ended September 30, 2013 and year ended December 31, 2012 on the New Gross Employment Agreement was $53,000 and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. Compensation expense for the nine months ended September 30, 2013 on the New Sylvester Employment Agreement was $70,000.

On March 7, 2013, the Company and Lytham Partners entered into a representation agreement. The agreement has a twelve month term and is cancelable after September 30, 2013. The Company will issue Lytham Partners 25,000 common shares per month for each month of the agreement. Compensation expense for the nine months ended September 30, 2013 was $121,000, 50,000 shares were issued on May 7, 2013, July 7, 2013 and September 7, 2013, respectively. The agreement was canceled as of September 30, 2013.

Note 14 – Warrants

The Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 1.0, a risk free interest rate of 3% and the life of the warrant for the exercise period.

On May 11, 2009, the Company granted a consultant, as consideration for services on behalf of the Company, a vested warrant with a term of seven years to purchase 11,364 shares of common stock with an exercise price of $3.30 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On June 24, 2013, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. From July 30, 2013 through September 30, 2013, the Company issued ViewTrade cashless warrants with a term of five years to purchase 330,750 shares of common stock with an exercise price of $.50 per share and cashless warrants with a term of five years to purchase 330,750 shares of common stock with an exercise price of $.75 per share as compensation for Securities sold to date. Using a Black-Sholes Valuation model these warrants had a value of $254,386 of which $146,705 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $107,681 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement..

From July 30, 2013 through September 30, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,102,500. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investor received a total of 2,205,000 warrants to purchase one shares of common stock with an exercise price of $0.75 per share. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Sholes Valuation model these warrants had a value of $466,683 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

On September 19, 2013, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon a closing of the Private Placement, the Company issued to each of Mr. Simonelli and Mr. Howell, cashless warrants with a term of five years to purchase 500,000 shares of common stock with an exercise price of $.50 per share.  The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Using a Black-Sholes Valuation model these warrants had a value of $377,900 of which $217,937 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $159,963 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement.

On September 30, 2013, the Company granted Bedminster Financial Group, Ltd. (“Bedminster”), as consideration for fund raising services on behalf of the Company, a vested warrant with a term of two years to purchase 13,950 shares of common stock with an exercise price of $1.25 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes Valuation model these warrants had a value of $2,215 which was recorded as debt issuance costs and will be amortized over the life of the notes payables sold by Bedminster.

The following table summarizes information about common stock warrants outstanding at September 30, 2013:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364	2.61	$3.30	11,364	$3.30
1.25	13,950	2.00	1.25	13,950	1.25
1.00	24,000	3.07	1.00	24,000	1.00
0.75	2,971,021	4.40	0.75	2,971,021	0.75
0.50	1,330,750	4.95	0.50	1,330,750	0.50
$.50 - $3.30	4,351,085	4.58		4,351,085

Note 15 – Tax

For the nine months ended September 30, 2013, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At September 30, 2013, the Company’s net operating loss carryforward was approximately $18,630,000. Our deferred tax asset primarily related to accrued compensation and net operating losses.  A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods.  As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded.  The net operating loss carryforward, if not utilized, will begin to expire in 2025.

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

Results for discontinued operations for the nine months ended September 30, 2013 and 2012 are as follows:

	2013	2012
China Youth Media, Inc.	$-	$1,791
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	-	(823)
Net loss from discontinued operations	$-	$968

Assets and liabilities of discontinued operations were comprised of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Accounts payable and accrued expenses	$262,032	$262,032
Related party note payable	-	169,984
Convertible note payable	50,000	50,000
Total liabilities	$312,032	$482,016

Note 17 – Subsequent Events

On November 8, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $170,000. The notes are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one share of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. In conjunction with the sale of these notes and warrants, the Company issued ViewTrade Securities, Inc. 51,000 warrants to purchase one share of common stock of the Company at an exercise price of $0.50 per share and 51,000 warrants to purchase one share of common stock of the Company at an exercise price of $0.75 per share. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We are a Development Stage Company that develops and employs patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our licensed technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current client pays and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGUs typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Results of Operations

The third quarter of 2013 found utilities scheduling demonstrations of technologies for mercury control in order to find the most cost effective solution for their plant design and coal combinations. Through the nine months ended September of 2013 we have completed six demonstration projects and contracted for an additional demonstration to be performed in the fourth quarter. We expect more demonstrations to be contracted and performed later this year and early next year. We have been successful in demonstrating the ability to achieve MATS compliance with our licensed technology in all demonstrations to date and we are hopeful that long-term supply contracts will be negotiated and signed as a result. For most such contracts we would typically anticipate three year renewable agreements for injections of our mercury emission control materials beginning in 2015 to comply with MATS. Some power plants have state mercury emission limits they must meet now, and successful demonstrations which lead to supply contracts with such units could provide operating revenues for MEEC in 2014. At least two of our recently completed demonstrations fall into that category. Some plants are requesting and receiving a one year delay in the requirement to meet the MATS 2015 deadline.

Revenues of $285,000 in the third quarter of 2013 from our two large customer units met our expectations as these units were brought back on line in the quarter. However, revenues from these units are not indicative of revenues we would expect in 2015 from individual customer units. Our technology was able to achieve their current state mercury emissions limit (approximately 50% removal) using even less than anticipated sorbent material since the inception of the contract. In 2015, these units will have to meet the higher EPA MATS rule limits and we expect revenues to be more typical (approximately $2 million to $4 million annually) of large units achieving about 90% removal to meet MATS.

Revenues

Sales – We generated revenues of $917,000 and $271,000 for the quarter ended September 30, 2013 and 2012, respectively and $1,425,000 and $356,000 for the nine months ended September 30, 2013 and 2012, respectively.  The majority of this increase was generated during the performance of six and two demonstrations of our technologies at the power generating stations of potential customers in the nine months ended September 30, 2013 and 2012, respectively. The negotiated payment terms with certain customers for demonstrations of our technology include the waiving of payment of some or all of the contracted price of the demonstration if the customer signs a long term purchase agreement with the Company within a certain time frame.  Should a long term agreement be signed with these customers, any unpaid accounts receivables would be converted to customer acquisition costs and recognized as an expense over the life of the agreement.

Cost and Expenses

Costs and expenses were $1,475,000 and $1,363,000 for the quarter ended September 30, 2013 and 2012, respectively and were $3,928,000 and $3,296,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable to the increase in operating expenses discussed below as well as an increase in selling, general and administrative expenses in the nine months ended September 30, 2013.

Cost of goods sold were $206,000 and $105,000 for the quarter ended September 30, 2013 and 2012, respectively and were $285,000 and $172,000 for the nine months ended September 30, 2013 and 2012, respectively. The costs in both quarters was for product sold to our commercial customer.

Operating expenses were $359,000 and $97,000 for the quarter ended September 30, 2013 and 2012, respectively and were $809,000 and $137,000 for the nine months ended September 30, 2013 and 2012, respectively. The increased costs in 2013 were associated with six demonstrations of our technologies at power generating stations of potential customers.

License maintenance fees were $50,000 for the quarter ended September 30, 2013 and 2012 and were $150,000 for the nine months ended September 30, 2013 and 2012. The expenses relate to the amortization of the annual maintenance fee for the respective year.

Marketing and development expenses were $76,000 and $202,000 for the quarter ended September 30, 2013 and 2012, respectively and were $257,000 and $326,000 for the nine months ended September 30, 2013 and 2012 respectively. The decrease in marketing and development expenses during 2013 is primarily attributed to decreased consulting costs associated with fund raising planning and strategy in the current year. This decrease is partially offset by an increase in technical services related to customer bidding projects and upcoming customer demonstrations.

Selling, general and administrative expenses were $675,000 and $598,000 for the quarter ended September 30, 2013 and 2012, respectively and were $2,017,000 and $1,456,000 for the nine months ended September 30, 2013 and 2012 respectively. The increase in selling, general and administrative expenses during 2013 is primarily attributed to the amortization of the Company’s commitment to grant employee stock on January 1, 2014, if employees meet their contractual obligations.

Professional fee expenses were $109,000 and $291,000 for the quarter ended September 30, 2013 and 2012, respectively and were $409,000 and $636,000 for the nine months ended September 30, 2013 and 2012 respectively. The decrease in professional fee expenses during 2013 is primarily attributed to costs incurred in 2012 associated with financial reporting compliance requirements.

Impairment of fixed assets were zero and $400,000 for the nine months ended September 30, 2013 and 2012, respectively. Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge against the value of the equipment during the nine months ended September 30, 2012.

Net Loss

For the quarter ended September 30, 2013 and 2012 we had a net loss from continuing operations of approximately $742,000 and $1,168,000, respectively and for the nine months ended September 30, 2013 and 2012 we had a net loss from operations of approximately $2,861,000 and $3,105,000, respectively. The Company incurred an impairment charge on equipment of $400,000 recorded in the nine months ended September 30, 2012, had a decrease in professional fees incurred and earned increased revenue as well as the associated margin on operations in the nine months ended September 30, 2013. Offsetting these decreased losses from the prior year were increased costs associated with employee stock grants and increased interest expense associated with increased debt from the prior year.

Other Expense

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $184,000 and $74,000 during the three months ended September 30, 2013 and 2012, respectively. Interest expense related to the financing of capital was $439,000 and $162,000 during the nine months ended September 30, 2013 and 2012, respectively. Management expects these costs to continue to increase based on our reliance on fund raising through the issuance of convertible promissory notes.

Taxes

As of September 30, 2013, our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

License Agreement

On January 15, 2009, the Company entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” (“License”) with the Energy and Environmental Research Center Foundation (“EERC”), a non-profit entity. Under the terms of the Agreement, the Company has been granted an exclusive license for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. The first US patent “Sorbents of Oxidation and Removal of Mercury” was filed by EERC on August 22, 2005 and granted on October 14, 2008. In addition, the Company has the same rights to other related patents in the US, Canada, China and Europe.

The Company paid $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $1,500,000 for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $100,000 due January 1, 2010, $150,000 due January 1, 2011 and $200,000 due January 1, 2012 and each year thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid.

The Company is required to pay the licensor 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor.

The Company is required to annually enter into at least one sales agreement for at least one gigawatt nameplate electrical generation capacity. If the Company fails to fulfill this obligation, the licensor may treat the failure as a material breach of the license and terminate the agreement if not cured within ninety days after notifying the Company. The Company has received a waiver of this requirement for 2012 and is currently renegotiating this requirement for 2013 and subsequent years. At this time the Company does not believe that it will meet this requirement for 2013 and no assurance can be given that the Company will be successful in the renegotiating this requirement for 2013. If the Company is unsuccessful in its renegotiation efforts with the EERC on in obtaining a waiver of this obligation for 2013, it is possible that the EERC could terminate the License. The termination of the License would have a material adverse effect on the Company and its ability to continue as a going concern.

Liquidity and Capital Resources

Our principal source of liquidity has been cash generated from financing activities. As of September 30, 2013 and December 31, 2012, our cash and cash equivalents were $284,000 and $189,000, respectively.  We had a working capital deficit of approximately $1.0 million  at September 30, 2013 and $1.8 million at December 31, 2012 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for at least the next twelve months is approximately $3 million.  In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations.  No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations.  Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.  Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins.  No assurance can be made that we will be able to achieve this target.

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

Total assets were $1.7 million at September 30, 2013 versus $1.2 million at December 31, 2012. The change in total assets is primarily due to the increase in debt issuance costs of $476,000 associated with the Company’s fund raising efforts.

Operating activities used $1,081,000 of cash during the nine months ended September 30, 2013 compared to $1,684,000 during the nine months ended September 30, 2012. The decrease from the prior year is primarily attributable to the increase in operating liabilities as the Company conserved cash due to decreased financing activities during the nine months ended September 30, 2013.

Investing activities used no cash during the nine months ended September 30, 2013 and 2012, respectively.

Financing activities provided $1,176,000 during the nine months ended September 30, 2013 primarily from proceeds from the issuance of convertible promissory notes compared to net cash provided by financing activities of $1,592,000 during the nine months ended September 30, 2012 from proceeds from the issuance of convertible promissory notes and common stock.

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

Warrants

The Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 1.0, a risk free interest rate of 3% and the life of the warrant for the exercise period.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of September 30, 2013, the Company’s disclosure controls and procedures were not effective because the Company’s corporate files did not contain legible copies of one executed copy of an amendment to a material contract. The discovery of a legible copy of this executed amendment showed that disclosures made in previous filings contained inaccurate information regarding a current term of an agreement. It was further discovered at this time that adequate disclosure of certain terms contained in the contract was not complete and that all amendments to previously filed material agreements had not been filed. These amendments are included as exhibits with this Form 10-Q filing.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company believes it has a weakness due to the discovered incompleteness of its corporate files and its inadequate disclosures regarding certain contracts as noted above.

We are in the process of improving disclosure controls and procedures in an effort to remediate these deficiencies through the a full review of the corporate files to ensure that legible executed copies of all material agreements are on file at the corporate office. Upon review of these agreements, we will assess if full disclosure has been made regarding their terms and conditions. We believe that these efforts will be sufficient to fully remedy these deficiencies and will improve and strengthen our disclosure control processes and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is not currently involved in any litigation.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 30, 2013 through September 30, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,102,500.  The notes are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.  For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share.  The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM – 6 EXHIBITS

Exhibit Number	Description

10.1*	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and R. Alan Kelley dated June 1, 2013.
10.2*	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Johnny F. Norris, Jr. dated June 1, 2013.
10.3*	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009
10.4*	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009
10.5*	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009
10.6*	Agreement Schedule of Payment between Grunergy Technologies USA, Inc. and Energy and Environmental Research Center Foundation dated August 6, 2010
10.7*	Agreement Schedule of Payment between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated April 19, 2011
10.8*	Agreement Schedule of Payment between MES, Inc. and Energy and Environmental Research Center Foundation dated January 2, 2012
10.9*	Agreement Schedule of Payment between MES, Inc. and Energy and Environmental Research Center Foundation dated December 17, 2012
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*(1)
The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_______
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

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 12, 2013	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Executive Officer
(Principal Executive Officer)