Form 10-K
period 2013-12-31
Midwest Energy Emissions Corp.
filed 2014-03-14
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,963,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 14, 2014 was 38,150,408.

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

In December 2008, Midwest Energy Emissions Corp. (a corporation in the development phase) was incorporated in the state of North Dakota (“Midwest”) under the name RLP Energy, Inc. and subsequently changed its name in January 2011 to Midwest Energy Emissions Corp. Midwest was engaged in the business of developing and commercializing state-of-the-art control technologies relating to the capture and control of mercury emissions from coal-fired boilers in the United States and Canada.

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of the merger (the “Merger Sub”), would merge into Midwest, the result of which Midwest would become the Company’s wholly-owned subsidiary (the “Merger”). The Merger closed effective on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest and with Midwest surviving as a wholly-owned subsidiary of China Youth Media, Inc. Effective at the time of the Closing, Midwest changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

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

As a result of the Merger, our business is now focused on the delivery of mercury capture technologies to power plant and other large industrial coal-burning units in North America, Europe and Asia. Our prior businesses focusing on youth marketing and media in China by providing advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population, including the business of aggregation and distribution of international content and advertising for Internet or online consumption in China, have been terminated (see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The EPA estimated the total national annual cost of the MATS rule would be $9.6 billion.

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

With the adoption of the MATS rule, we believe that utilities will explore and conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies that might be employed to reduce mercury emissions, but they do not all work well for every plant design or for all of the various types of coal. We believe that very few units in the U.S. today consistently limit mercury emissions to below the new maximum allowed rates. In addition, the EPA estimated that 40% of the coal units in the U.S. affected by the new MATS rule had no advanced pollution controls in operation.

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

MEEC’s Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The EERC Foundation obtained patents on this technology. MEEC has an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships” for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation, we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement. In 2013, EERC and MEEC negotiated a significant amendment to their agreement which strengthened the existing patent rights of MEEC, eliminated certain contract provisions and compliance issues and restructured license maintenance and royalty fee schedules and issued an equity interest in MEEC to EERC.

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

Early in 2014 MEEC signed an agreement with a major utility to provide mercury control system for their fleet of nine EGUs. Shortly thereafter, we signed an agreement with an electric cooperative to provide mercury control for their large coal unit. Additional contract awards are expected in 2014.

Intellectual Property

MEEC has the rights to 25 domestic and foreign patents and patent applications under an agreement with the EERC Foundation. We believe that our patent position is strong in the US, Canada, China and Europe and sublicensing and enforcing these patents will be a key part of our business strategy going forward. Likewise, any significant reduction in the protection afforded by these patents or any significant development in competing technologies could have a material adverse effect on our business.

Business Opportunities

Our business plan is divided into near-term and long-term based on the date that the new EPA MATS rule goes into effect, which is April 16, 2015. The near-term market (before April 2015) in the U.S. consists of two major opportunities. The first opportunity involves demonstrating our technology on a number of operating units. In 2012, the Company performed demonstrations on five customer units and in 2013 we did eight more. We expect to do more in 2014. We believe that electric utility companies will want to ensure they have proven technology which can be employed to achieve the required mercury reduction levels for their particular unit design and coal type. Such a demonstration typically involves one to two weeks of operations on a unit utilizing a temporary system and often performed in a cost-share arrangement with the EGU. Once utilities decide on a system to be utilized for compliance, we then expect they will install systems in a phased installation during 2014 and 2015 (for those units which applied and received a one-year delay), depending on outage schedules for affected EGUs. We do not anticipate significant revenues from these applications until late 2014 to early 2015.

The second opportunity is Canada, where there is a Canada-wide mercury reduction agreement among all the provinces that required a 60% reduction in 2012, and which will likely require an 80% reduction beginning in 2018, while individual provinces may move faster to stricter emissions control. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

Our future success will depend on the success of demonstrations performed in the near-term period and the resulting contract awards to meet the MATS requirements in the long-term period. With over 1,400 EGUs in the U.S. affected by MATS and assuming some units are shut down rather than incur the added costs to comply, MEEC has a business goal to achieve at least 5-10% of this available market.

In China, the mercury reduction requirements are tailored after proposed requirements in Europe and are scheduled to go into effect in 2015.  Any revenues from the Chinese market are expected in the long-term period.

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

We buy all the materials needed for our systems and do not manufacture anything. Material components of our proprietary Sorbent Enhancing Agent (“SEATM”) are readily available from numerous sources in the market. When we use PAC as a component of our sorbent material, we buy it in the market from companies such as ADA-CS, Albemarle, Norit, and Calgon. The companies are also some of our major competitors in the mercury control market (see Risk Factors below). These companies employ large sales staff and are well established in the market. However, our technology has consistently performed much better in mercury removal in operational tests than PAC or BAC injections alone.

Our major competitors in the U.S. and Canada include companies such as ADA-ES, ADA-CS, Norit, Albemarle, Shaw, Chem-Mod, Calgon, and Nalco. These companies are typically large firms with well-established sales forces. To date, their primary technology employed has been BAC. We believe our technology is superior and that with our experienced team of Reps, we can compete effectively in these markets.

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

The Company currently operates in a single market area of mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market exists solely based on air pollution control regulations and enforcement. The appropriate level of mercury emission control in the U.S. has been a matter of significant debate in Congress and the states and has been the subject of much litigation. As such, the current regulations, upon which this U.S. market largely depends, could change in the future. Any significant change in these regulations could, thus, have a dramatic effect on the Company.

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

We have the exclusive rights to a number of significant patents covering the U.S., Canada, Europe and China. In addition, EERC has numerous patents pending. There can be no assurance that pending patent applications will be granted or that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of MEEC’s intellectual property rights. In addition, the current lack of adequate long-term capital may prevent the Company from being able to enforce any patent-infringement by competitors or EGUs.

Some electric generating companies in the U.S. are not franchised electric utilities and operate in competitive markets, so their financial viability is not assured.

A growing number of electric generating units are not owned by traditional franchised electric utilities whose costs are included in regulated electric rates controlled by state public utility commissions.  Rather, these merchant utilities bid their generation based largely on costs into competitive electric power markets controlled by independent system operators.  There is no guarantee these customers will survive financially to fulfill their contracted obligation to their suppliers.

In our efforts to raise capital through the sale of restricted stock and convertible debt, we will dilute current shareholders. The dilution could be significant.

The best mechanisms we have to raise money are to sell restricted stock or convertible notes to qualified investors since we have very little collateral available to use to obtain a loan. Raising capital in this manner is dilutive to current shareholders and the dilution could be substantial. We currently have 38,150,408 shares outstanding of a total of 100,000,000 shares authorized by the Company.

We have relatively few unrestricted shares that currently trade on the Over-the-Counter Bulletin Board. Thus it may not be easy to sell significant number of shares and the price of our stock is highly volatile.

While we have about 38,125,408 shares currently issued and outstanding, the vast majority of these shares are restricted. There are currently approximately 8,000,000 shares that are available to be traded in a public market. In addition, the stock is very thinly traded on the Over-The-Counter Bulletin Board, often with high spreads between bid and ask and thus high price volatility. Investors should be aware that the price quoted on any individual trading day, under these conditions, may not reflect the broader market view of the value of the Company’s stock. Being so thinly traded may also make it difficult to sell your stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

MEEC leases its corporate headquarters facility in Worthington, Ohio. The current lease expires in February 2015. MEEC will determine, at that time, if there is a need for additional space at this facility.

MEEC pays for the lease of a 3,800 square feet warehouse near a commercial customer in Centralia, Washington. The current lease expires in August 2014.

MEEC leases office space at the EERC facilities in Grand Forks, North Dakota. The current lease expires in December 2014.

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

		Common Stock Price
2013		High	Low
First Quarter Ended	March 31	$0.51	$0.15
Second Quarter Ended	June 30	$1.00	$0.50
Third Quarter Ended	September 30	$0.98	$0.42
Fourth Quarter Ended	December 31	$0.74	$0.40

2012
First Quarter Ended	March 31	$3.25	$1.25
Second Quarter Ended	June 30	$3.05	$1.60
Third Quarter Ended	September 30	$2.00	$0.05
Fourth Quarter Ended	December 31	$1.35	$0.25

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

From January 1 through January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $105,045. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

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

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 common stock and 435,271 warrants to purchase shares of common stock.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during the quarter and year ended December 31, 2013 and has no program in place to buy any equity securities.

Holders

As of December 31, 2013, there were 379 registered stockholders of Midwest Energy Emissions Corp.’s Common Shares.

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

Results of Operations

2013 was a year of intense sales and marketing efforts as the utilities began to focus on mercury control technologies they plan to install to meet the MATS 2015 (or 2016 if they received a one-year extension from their individual state EPA) operational deadline.  During the year, we performed demonstrations of our technology on eight customer units with very positive results in every case.  We anticipate that utilities will continue to evaluate various mercury control technologies during 2014 and the first half of 2015 (if granted an extension) before deciding on their technology solution and installing their chosen system during 2014 and 2015. Based on excellent results during numerous demonstrations on various units and various coal combinations, MEEC was awarded early in 2014 contracts to supply mercury control systems to the nine unit fleet of a major utility and another large unit of an electric cooperative. Parts of the agreements involve designing and having installed the capital systems for the front end position of our injection technologies. This work will generate some revenue in 2014. We expect to sign agreements with other utilities in 2014. Our goal is to execute supply contracts for as many customer units as possible for operation in 2015, when the greatest revenue opportunities from mercury control in the United States begin.  We also believe that there will be significant growth opportunities beyond 2015 as utilities switch to lower cost alternatives such as ours as the industry gains more experience in mercury control.

In December of 2013, MEEC and the Energy & Environmental Research Center Foundation (EERCF) signed Amendment 4 to their exclusive Licensing Agreement which provided MEEC two new patents and two new patent applications in mercury control. The Agreement also eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while providing EERCF with a small equity ownership in MEEC.  With this agreement, MEEC now has exclusive U.S. and international rights to 25 patents or patents pending in its licensing portfolio, spanning numerous technologies in the area of mercury emissions control.

Also, beginning January 2014, Mr. Jim Trettel joined our company as Vice President, Operations. Jim’s addition is a critical component of our ability to execute the installation and operation of our systems on the ten new customer units we have recently won as well as on future awards. Jim supported our numerous demonstrations during 2013 as a contractor to the company and knows our company and technologies very well.

Revenues

Sales - We generated revenues for delivered product and performing demonstrations of approximately $1,668,000 and $788,000 for the years ended December 31, 2013 and 2012, respectively.

Cost and Expenses

Costs and expenses were $5,891,000 and $4,765,000 during the years ended December 31, 2013 and 2012, respectively. The increase in costs and expenses from the prior year is primarily attributable to (i) $875,000 of license maintenance fees incurred in association with an amendment to the patent license, (ii) an increase in operating expenses of $624,000 in the current year and (iii) and an increase in stock compensation expense of $497,000 recorded for the grants of equity compensation to management. The cost increases were offset by the impairment of fixed assets of $800,000 recorded in 2012 and a decrease in depreciation expense of $241,000 in 2013.

Cost of goods sold during the years ended December 31, 2013 and 2012 was $371,000 and $233,000, respectively. The increase in cost is attributable to the increase in product sales in 2013.

Operating expenses during the years ended December 31, 2013 and 2012 were $887,000 and $263,000, respectively. The increase in current year is associated with the increase in number and length of demonstrations of our mercury emissions control technology in 2013 versus 2012.

License Maintenance Fees were $1,075,000 and $200,000 for the years ended December 31, 2013 and 2012, respectively. In December 2013, the Company executed Amendment No. 4 of its "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”) expanding the number of patents covered, eliminating certain contract provisions, restructuring the license maintenance and royalty fee payment schedules and restructuring the buyout provisions. Pursuant to the amendment, the Company paid a cash fee of $50,000 and agreed to issue shares valued at $825,000.

Marketing and development expenses were $339,000 and $414,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in marketing and development expenses is primarily attributed to stock awards paid to consultants in 2012 of $135,000 and no similar costs in 2013. This decrease was offset by an increase in fees paid to consultants for technical services related to our sales efforts in 2013.

Selling, general and administrative expenses were $2,474,000 and $1,653,000 for the years ended December 31, 2013 and 2012, respectively. The increase in selling, general and administrative expenses is primarily attributed to a stock based compensation expense of $855,000 in 2013 compared to $359,000 in 2012 and increased expenses related to selling efforts and investor relations in 2013 as we continue to expand our operational efforts and grow the company.

Depreciation and amortization expenses were $181,000 and $420,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in depreciation and amortization expenses during 2013 is primarily attributed to the depreciation recorded on the system installed at our first commercial customer, which had an impairment charge of $800,000 recorded against its value during 2012.

Professional fee expenses were $566,000 and $782,000 for the years December 31, 2013 and 2012, respectively. The decrease in professional fee expenses is attributed to a decrease in professional fees related to the maintenance, expansion and defense of our intellectual property and SEC reporting compliance.

Impairment of fixed assets was zero and $800,000 for the years ended December 31, 2013 and 2012, respectively. Due to the short-term idling of both power units at the Company’s commercial customer in the quarter ended March 31, 2012, the Company recorded an impairment charge against the value of the equipment. The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012.

Other Income and Expenses

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $712,000 and $262,000 during the years ended December 31, 2013 and 2012, respectively. During 2012, Richard MacPherson, a director of the Company, forgave the unpaid consulting fees due to him and a consulting firm that he controls for services rendered in 2011 totaling $280,000 and in 2013 Mr. MacPherson forgave a debt of $81,000 for funds he had previously advanced the Company.

Net Loss

For the years ended December 31, 2013 and 2012, we had a net loss from operations of approximately $4,854,000 and $3,978,000, respectively. The increased net loss is primarily attributed to the increased license maintenance costs, stock based compensation expense and an increase to general and administrative expenses associated with our increased efforts to commercialize our mercury emissions control technologies for coal-fired boilers in the U.S. and Canada. These increases were offset by a decrease in depreciation expense, and the impairment charge on equipment of $800,000 in 2012.

Discontinued Operations

During 2012, the Company had a gain on debt forgiveness of $104,000 related to liabilities that were eliminated by the dissolution of its foreign entities. Pursuant to the terms of the Merger Agreement, during the year ended December 31, 2012, the Company dissolved the following foreign entities:

•	Youth Media (BVI) Ltd.
•	Youth Media (Hong Kong) Limited
•	Youth Media (Beijing) Limited

Rebel Crew Films, Inc. is now dormant while the Company evaluates its future usefulness to the company.

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

Taxes

As of December 31, 2013, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of December 31, 2013, our cash and cash equivalents were $510,000. We had a working capital deficit of approximately $900,000 at December 31, 2013 and we continue to have recurring losses.  Our anticipated cash needs for working capital and capital expenditures for the next twelve months is approximately $3.0 million.  In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations.  No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.  Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations.  Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred.  Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins, no assurance can be made that we will be able to achieve this target.

Total assets were $1,924,000 at December 31, 2013 versus $1,152,000 at December 31, 2012. The change in total assets is primarily attributable to the increases in cash on hand at the end of the year and the long term debt issuance costs and is offset by depreciation taken on the carrying value of heavy equipment related to the deployment of our mercury emissions control technologies for our two commercial coal-fired boilers in the U.S.

Operating activities used $1,547,000 of cash during the year ended December 31, 2013 compared to $2,560,000 during the year ended December 31, 2012. The change in cash used for operating activities is primarily attributable to the increase in accounts payable and accrued liabilities in 2013.

Investing activities used zero and $8,000 during the years ended December 31, 2013 and 2012, respectively.

Financing activities provided $1,867,000 during the year ended December 31, 2013 due to proceeds from the issuance of convertible promissory notes of $2,413,000 which was offset by payments on notes payable of $150,000 and payments of debt issuance costs of $396,000. Financing activities provided $2,658,000 during the year ended December 31, 2012 due to proceeds from the issuance of convertible promissory notes of $2,570,000 and stock of $214,000, which was offset by the payment of debt issuance costs of $126,000.

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

The following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements. In particular, our most critical accounting policies relate to the recognition of revenue, and the valuation of our stock-based compensation.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2013 or 2012. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2010 or state tax examinations for years prior to 2009. Prior to the Reverse Merger, MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Stock-Based Compensation

We have adopted the provisions of Share-Based Payments, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those grants. Accordingly, the fair value of each option grant, non-vested stock award and shares issued under our employee stock purchase plan, were estimated on the date of grant. We estimate the fair value of these grants using the Black-Scholes model which requires us to make certain estimates in the assumptions used in this model, including the expected term the award will be held, the volatility of the underlying common stock, the discount rate, dividends and the forfeiture rate. The expected term represents the period of time that grants and awards are expected to be outstanding. Expected volatilities were based on historical volatility of our stock. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option. Dividends were assumed to be zero. Forfeiture estimates are based on historical data. These inputs are based on our assumptions, which we believe to be reasonable but that include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards. Stock-based compensation expense, as determined using the Black-Scholes option-pricing model, is recognized on a straight-line basis over the service period, net of estimated forfeitures. To the extent that actual results or revised estimates differ from the estimates used, those amounts will be recorded as an adjustment in the period that estimates are revised.

Warrants

The Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 1.0, a risk free interest rate and the life of the warrant for the exercise period.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Financial Information
Period Ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from December 17, 2008 (Inception) to December 31, 2013. Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the cumulative period from December 17 2008 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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
March 14, 2014

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$509,605	$189,367
Accounts receivable	383,859	274,464
Inventory	-	37,993
Prepaid expenses and other assets	63,132	68,598
Total current assets	956,596	570,422

Property and equipment, net	173,072	343,584
License, net	70,589	76,471
Prepaid expenses and other assets	23,539	36,281
Debt issuance costs, net	700,011	125,534
Total assets	$1,923,807	$1,152,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$895,058	$529,947
Accrued legal and consulting fees	365,348	220,159
Advances payable - related party	4,167	951,034
Convertible note payable of discontinued operations	50,000	50,000
Notes payable	300,000	150,000
Current liabilities of discontinued operations	266,032	262,032
Note payable - related party of discontinued operations	-	169,984
Total current liabilities	1,880,605	2,333,156

Convertible promissory notes payable	4,675,673	2,570,199
Accrued interest	273,877	134,975
Total liabilities	6,830,155	5,038,330

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
35,299,429 shares issued and outstanding as of December 31, 2013
33,239,878 shares issued and outstanding as of December 31, 2012	35,299	33,240
Additional paid-in capital	13,789,473	9,958,202
Deficit accumulated during development stage	(18,731,120)	(13,877,480)

Total stockholders' deficit	(4,906,348)	(3,886,038)

Total liabilities and stockholders' deficit	$1,923,807	$1,152,292

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	December 17, 2008 (Inception) Through December 31, 2013

Revenues	$1,668,472	$788,072	$3,228,649

Costs and expenses:
Cost of goods sold	370,635	233,120	1,047,680
Operating expenses	886,949	263,143	1,647,193
License maintenance fees	1,075,000	200,000	1,575,000
Marketing and development	338,379	413,816	1,642,075
Selling, general and administrative expenses	2,477,913	1,655,114	8,144,071
Depreciation and amortization	176,394	417,735	617,379
Professional fees	565,851	782,121	2,319,298
Imparment of fixed assets	-	800,000	800,000
Impairment of goodwill	-	-	3,555,304

Total costs and expenses	5,891,121	4,765,049	21,348,000

Operating loss	(4,222,649)	(3,976,977)	(18,119,351)

Other income (expense)
Interest expense	(711,647)	(261,534)	(1,027,438)
Loss on disposal of fixed assets	-	(19,504)	(19,504)
Gain on forgiveness of liabilities	80,656	280,000	360,656

Total other income (expense)	(630,991)	(1,038)	(686,286)

Net loss from continuing operations	(4,853,640)	(3,978,015)	(18,805,637)

Net gain (loss) from discontinued operations	-	99,966	74,517

Net loss	$(4,853,640)	$(3,878,049)	$(18,731,120)

Net loss per common share - basic and diluted:

Continuing operations	$(0.14)	$(0.12)
Discontinued operations	-	-
	$(0.14)	$(0.12)

Weighted average common shares outstanding	34,283,631	33,136,492

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

						Total
	Common Stock		Additional	Accumulated	Common Stock	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Shares issued for services in 2012	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	-	$(3,886,038)

Stock issued for services	318,467	318	108,182	-	-	108,500

Common stock to be issued	-	-	1,692,759	-	-	1,692,759

Stock issued upon debt conversion	1,741,084	1,741	868,801	-	-	870,542

Sale / issuance of warrants, net of issuance costs	-	-	1,161,529	-	-	1,161,529

Net loss for the period	-	-	-	(4,853,640)	-	(4,853,640)

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	-	$(4,906,348)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	December 17, 2008 (Inception) Through December 31, 2013
Cash flows from operating activities
Net loss	$(4,853,640)	$(3,878,049)	$(18,731,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	855,256	358,734	4,701,390
Stock issued for services	108,500	135,000	1,006,523
Stock to be issued for license agreement	825,000	-	825,000
Amortization of license fees	5,882	5,882	29,411
Amortization of discount of notes payable	141,489	-	141,489
Amortization of debt issuance costs	63,122	-	63,122
Depreciation and amortization expense	170,512	411,853	599,153
Loss on disposal of fixed assets	-	19,504	19,504
Imparment of fixed assets	-	800,000	800,000
Impairment of goodwill	-	-	3,555,304
Gain on forgiveness of liabilities	(80,656)	(280,000)	(360,656)
Gain on forgiveness of liabilities of discontinued operations	-	(104,024)	(104,024)
Change in assets and liabilities
Increase in accounts receivable	(109,395)	(67,919)	(383,859)
Decrease (increase) in inventory	37,993	(7,371)	-
Decrease (increase) in prepaid expenses and other assets	18,208	(28,626)	(84,795)
Increase in accounts payable and accrued liabilities	1,271,200	74,749	2,054,642
Net cash used in operating activities	(1,546,529)	(2,560,267)	(5,868,916)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	(8,244)	(1,414,602)
Net cash used in investing activities	-	(8,244)	(1,503,452)

Cash flows from financing activities
Payment of debt issuance costs	(395,778)	(125,534)	(521,312)
Net proceeds from related party advances	-	-	951,034
Payment on note payable	(150,000)	-	-
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of convertible promissory notes and related warrants	2,412,545	2,570,199	4,982,744
Proceeds from the issuance of common stock, net	-	213,500	1,986,007
Net cash provided by financing activities	1,866,767	2,658,165	7,881,973

Net increase in cash and cash equivalents	320,238	89,654	509,605

Cash and cash equivalents - beginning of period	189,367	99,713	-

Cash and cash equivalents - end of period	$509,605	$189,367	$509,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,083	$9,150	$24,920

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$112,000	$112,000	$112,000
Conversion of advances payable to debt	$1,036,195	$-	$1,036,195
Conversion of debt to equity	$866,211	$-	$866,211
Conversion of accrued interest to debt	$305,496	$-	$305,496

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

Rebel Crew Films, Inc. is now dormant while the Company evaluates its future usefulness to the company.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its commercial customer. Based on a review of the discounted expected cash flows associated with the value of the contract with the customer, impairment charges were recorded during the year ended December 31, 2012 against the value of the equipment (see Note 5). Impairment charges of zero and $800,000 were recognized for the years ended December 31, 2013 and 2012, respectively.

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

The only asset or liability measured at fair value on a recurring basis by the company at December 31, 2013 and 2012 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2013 and 2012 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2013 and 2012 approximated the carrying amount as the notes were issued during the years ended December 31, 2013 and 2012 at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $1,668,472 and $788,072 for the years ended December 31, 2013 and 2012, respectively. The Company generated revenue for the years ended December 31, 2013 and 2012 by (i) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (ii) delivering product to its commercial customer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2013 or 2012. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2010 or state tax examinations for years prior to 2009. Prior to the Reverse Merger, MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2013 or 2012, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2013 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the years ended December 31, 2013 and 2012, 100% of the Company’s revenue related to six customers and four customer, respectively. At both December 31, 2013 and 2012, 100% of the Company’s accounts receivable related to three customers.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material effect on our consolidated financial statements since the Company has no items of other comprehensive income in 2013 or 2012.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. We are currently assessing the potential impact of the adoption of this update on our consolidated financial statements

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2013 have been prepared assuming the Company will continue as a going concern. From the period of inception of MES, Inc. (incorporated on December 17, 2008) through December 31, 2013, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $18,731,120. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Property And Equipment, Net

Property and equipment at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012

Equipment & Installation	$717,918	$717,918
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	753,844

Less: accumulated depreciation	580,772	410,260
Property and equipment, net	$173,072	$343,584

As part of the reverse merger, the Company acquired office equipment with a fair value of $5,706. The Company uses the straight-line method of depreciation over 3 to 5 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. During the years ended December 31, 2013 and 2012, depreciation expense charged to operations was $170,512 and $411,853, respectively. Due to the short-term idling of both power units at the Company’s commercial customer, the Company recorded an impairment charge of $400,000 against the value of the equipment in the quarter ended March 31, 2012. The Company recorded an additional impairment charge of $400,000 in the quarter ended December 31, 2012.

Note 5 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendment No. 4 to this agreement was made effective as of December 16, 2013 expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement now applies to 25 domestic and foreign patents and patent applications.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2013 or 2012.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2013 or 2012.

License costs capitalized as of December 31, 2013 and 2012 are as follows:

	2013	2012

License	$100,000	$100,000
Less: accumulated amortization	29,411	23,529
License, net	$70,589	$76,471

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the period ended December 31, 2013 and 2012, amortization expense charged to operations was $5,882 and $5,882, respectively. Estimated amortization for each of the next five years is approximately $5,900.

Note 6 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. Interest expense for both December 31, 2013 and 2012 was $4,000. On February 5, 2014, the Company issued 139,319 shares of common stock pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300.

Note 7 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the years ended December 31, 2013 and 2012, respectively was $2,750 and $4,575.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the year ended December 31, 2013 and 2012, respectively was $2,750 and $4,575.

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. The promissory note matures on June 30, 2015. Interest expense for the year ended December 31, 2013 was $3,750.

Note 8 - Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. The remaining principal balance of $4,167 bears interest at 9% per annum, has no fixed terms of repayment and is unsecured. Accrued interest on these advances at December 31, 2013 and 2012 was $216,378 and $174,099, respectively. Interest expense for the years ended December 31, 2013 and 2012 was $42,279 and $87,022, respectively.

Note 9 – Advances Payable-Related Party of Discontinued Operations

As a result of the reverse merger, the Company assumed $169,984 of advances payable due to Jay Rifkin, a current director who is also a former officer of the Company. These advances bear interest at 9% per annum, have no fixed terms of repayment and are unsecured. On June 30, 2013 the Company entered into a Conversion Agreement with Mr. Rifkin. Pursuant to the Conversion Agreement the Company converted these advances payable from Mr. Rifkin into $169,894 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. Accrued interest on these advances at December 31, 2013 and 2012 was $31,318 and $23,668, respectively. Interest expense for the years ended December 31, 2013 and 2012, was $7,650 and $15,554, respectively.

Note 10 – Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest of $166,190 was converted to principal by the Company on July 1, 2013. Accrued interest on these advances at December 31, 2012 was $134,975, and was converted to principal by the Company on January 1, 2013. Accrued interest on these advances at December 31, 2013 and 2012 was $178,585 and $134,975, respectively. Interest expense for the years ended December 31, 2013 and 2012, was $344,775 and $134,975, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest at December 31, 2013 and interest expense for the year ended December 31, 2013 on these notes was $32,127.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 8 and Note 9) into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 common stock and 435,271 warrants to purchase shares of common stock (see Note 12). Accrued interest at December 31, 2013 was $10,256 and interest expense for the year ended December 31, 2013 was $14,587.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest at December 31, 2013 and interest expense for the year ended December 31, 2013 on these notes was $52,910. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the year ended December 31, 2013 on this discount was $63,122.

Note 11 – Commitments and Contingencies

As discussed in Note 5, the Company has entered in an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” that requires minimum license maintenance costs. The Company is planning on using the intellectual property granted by the patents for the foreseeable future. The license agreement is considered expired on October 14, 2025, the date the patent expires. Future minimum maintenance fee payments are as follows:

2014	300,000
2015	300,000
2016	300,000
2017	300,000
2018	300,000
Thereafter	2,050,000
$3,550,000

The Company has the option to pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends.

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

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2014	$37,257
2015	4,004
$41,261

Rent expense was approximately $67,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively.

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

Series B Convertible Preferred Stock

As a result of the Merger on June 21, 2011, all of the outstanding shares of common stock of Midwest Energy Emissions were exchanged for 10,000 shares of the Company’s newly created Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into 27,386,826 post Reverse Stock Split shares of our common stock.

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

Note 13 - Stock Based Compensation

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”). The 2005 Plan reserves approximately 136,364 post Reverse Stock Split shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the 2005 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2005 Plan are subject to a vesting period determined at the date of grant.

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan. The total number of shares subject to the Stock Plan was revised to 454,545 shares by the Reverse Stock Split.

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

A summary of stock option activity for the years ended December 31, 2013 and 2012 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2012	169,087	285,458	14.44	6.3	-
Grants	(100,000)	100,000	0.50	5.0	-
Cancellations	-	-	-	-	-
December 31, 2013	69,087	385,458	10.83	5.2	-

Options exercisable at:
December 31, 2012		285,458	14.44	6.3
December 31, 2013		385,458	10.83	5.2

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

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”). Ken Rifkin is the brother of Jay Rifkin, a company director. As compensation for Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012, the Company issued 100,000 shares of the Company’s unregistered common shares to Mr. Rifkin on March 5, 2013, upon receipt of the appropriate stock grant agreement from Mr. Rifkin. Compensation of $135,000 was recognized in 2012 related to this agreement.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley will receive 650,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Kelley Employment Agreement was $517,000 and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris will receive 1,500,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Norris Employment Agreement was $130,000 and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross will receive 100,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Gross Employment Agreement was $71,000 and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement (“Sylvester Agreement Amendment”). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester will receive 250,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the year ended December 31, 2013 on the New Sylvester Employment Agreement was $100,000.

On March 7, 2013, the Company and Lytham Partners entered into a representation agreement. The agreement had a twelve month term and was cancelable after September 30, 2013. The Company will issue Lytham Partners 25,000 common shares per month for each month of the agreement. Compensation expense for the year ended December 31, 2013 was $121,000, 50,000 shares were issued on May 7, 2013, July 7, 2013 and September 7, 2013, respectively. The agreement was canceled as of September 30, 2013.

On December 12, 2013, pursuant to amendments to their employment agreements on that date, the Company issued a five year, fully vested stock option to purchase 25,000 shares of common stock to each of R. Alan Kelley, Johnny F. Norris, Jr., Marcus A. Sylvester and Richard H. Gross at a purchase price of $0.50, representing the fair market value of the Company’s common stock on the date of grant. Based on a Black-Scholes valuation model, these stock options are valued at $37,790 in accordance with FASB ASC Topic 718.

Note 14 - Warrants

The Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 1.0, a risk free interest rate and the life of the warrant for the exercise period.

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

On June 24, 2013, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. From July 30, 2013 through December 24, 2013, the Company issued ViewTrade cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.50 per share and cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.75 per share as compensation for Securities sold to date. Using a Black-Sholes valuation model these warrants had a value of $475,307 of which $263,053 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $212,254 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investor received a total of 3,805,000 warrants to purchase one share of common stock with an exercise price of $0.75 per share. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Sholes valuation model these warrants had a value of $841,342 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

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

The following table summarizes information about common stock warrants outstanding at December 31, 2013:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364	2.36	$3.30	11,364	$3.30
1.25	13,950	1.75	1.25	13,950	1.25
1.00	24,000	2.82	1.00	24,000	1.00
0.75	4,811,021	4.48	0.75	4,811,021	0.75
0.50	1,570,750	4.74	0.50	1,570,750	0.50
$.50 - $3.30	6,431,085	4.58		6,431,085

Note 15 – Tax

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2013	2012
Computed tax at the federal statutory rate of 34%	$(1,650,000)	$(1,319,000)
Return to provision adjustment	452,000	-
Other	6,000	8,000
Valuation allowance	1,192,000	1,311,000
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2013	2012
Deferred tax assets:
Accrued Compensation	$1,615,000	$1,360,000
Net operating loss carryforwards	5,659,000	5,350,000
Property and equipment	302,000	326,000

Valuation Allowance	(7,576,000)	(7,036,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013, the Company had approximately $16,644,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 – Discontinued Operations

Pursuant to the Merger Agreement, on June 21, 2011, the Company ceased operations of the following entities: Youth Media (BVI) Limited, Youth Media (BVI) Limited, Youth Media (Hong Kong) Limited and Youth Media (Beijing) Limited. These entities were dissolved during the year ended December 31, 2012. Rebel Crew Films, Inc. is now dormant while the Company evaluates its future usefulness to the company. Accordingly, the results of operations of these entities are reported as losses from discontinued operations in the consolidated statement of operations.

Results for discontinued operations for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
China Youth Media, Inc.	$-	$(3,771)
Youth Media (Hong Kong)	-	-
Youth Media (Beijing)	-	103,737
Net gain from discontinued operations	$-	$99,966

Upon the dissolution of Youth Media (Beijing) a gain on forgiveness of liabilities of $104,024 was recorded

As of December 31, 2013, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the Merger. Liabilities of discontinued operations were comprised of the following at December 31, 2013 and 2012:

	2013	2012
Accounts payable and accrued expenses	$266,032	$262,032
Related party note payable	-	169,984
Convertible note payable	50,000	50,000
Total liabilities	$316,032	$482,016

Note 17 – Subsequent Events

On January 1, 2014, the Company granted nonqualified stock options to acquire 250,000 shares each of the Company’s common stock to Jim Trettel and Keith McGee. The options granted are exercisable at $0.595 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options are valued at $224,850 in accordance with FASB ASC Topic 718.

On January 10, 2014, the Board of Directors of the Company approved and adopted the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the “Equity Plan”). The number of shares of the Company’s Common Stock that may be issued under the Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events. Eligible participants under the Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company.

In January 2014, the Company issued 962,500 shares of common stock to the EERCF and 412,500 shares of common stock to four individuals pursuant to Amendment No. 4 to the Exclusive Patent and Know-How License Agreement Including Transfer of Ownership dated January 15, 2009 (see Note 5). The amendment was made effective December 16, 2013 and the stock grant was valued as of that date at $825,000 in accordance with FASB ASC Topic 718.

On January 27, 2014, the Company issued 769,296 shares of common stock upon the cashless exercise of 983,000 warrants to purchase shares of common stock for $0.50 per share.

On January 28, 2014, the Company issued 87,144 shares of common stock to the holders of notes with a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2013.

On January 28, 2014, the Company issued 399,525 shares of common stock upon the cashless exercise of 570,500 warrants to purchase shares of common stock for $0.75 per share.

On January 30, 2014, the Company issued 55,695 shares of common stock upon the conversion of a note with principal and accrued interest totaling $27,847, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On January 30, 2014, the Company granted nonqualified stock options to acquire an aggregate of 1,140,000 shares of the Company’s common stock under the Company’s Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options are valued at $1,963,825 in accordance with FASB ASC Topic 718.

On January 31, 2014, the Company issued 25,000 shares of common stock to an unrelated third party pursuant to an executed agreement to provide public relations and investor relations services. The shares were valued at $52,500.

On February 5, 2014, the Company issued 139,319 shares of common stock to an unrelated third party pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300 (see Note 6).

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

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

Our evaluation of internal control over financial reporting includes using the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we concluded a full review of the corporate files to ensure that legible executed copies of all material agreements are on file at the corporate office and that full disclosure of these contracts has been regarding their terms and conditions. We believe that these efforts were sufficient to improve and strengthen our disclosure control processes and procedures.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identities and employment history of Midwest Energy Emissions Corp. directors and executive officers and other information concerning the directors and executive officers of Midwest Energy Emissions Corp. and relating to corporate governance is set forth below.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
John Norris, Jr.	64	Chairman, Director
Richard MacPherson	58	Director
Jay Rifkin	58	Director
Chris Greenberg	47	Director
Alan Kelley	61	President, CEO, Director
Richard Gross	43	Vice President & CFO
Marcus Sylvester	52	Vice President of Sales

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

Directors and Executive Officers

John F. Norris, Jr., 64, was Chief Executive Officer and Director beginning on June 21, 2011. On October 12, 2011, Mr. Norris was elected by the Board of Directors to be Chairman of the Board. Effective June 1, 2013, Mr. Norris retired as CEO but remains Chairman of the Board. Mr. Norris has decades of demonstrated experience at the senior executive level. He has an industry-proven ability in successfully building new services companies. Mr. Norris has many years of significant public company experience, and has been instrumental in managing over a dozen successful mergers and acquisitions in his career. His experience includes both COO and CEO positions at mid-size companies, as well as Senior Executive positions in major corporations with direct operational responsibility of tens of billions of dollars in assets, billions of dollars in annual revenues, and over 8,000 employees. In addition, he has experience as a Director of public companies and non-profit organizations.

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

Richard A. MacPherson, 58, became a Director on June 21, 2011. Mr. Macpherson is the founder of MES, Inc. and had been its Chief Executive Officer from 2008 until 2011. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring Midwest’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Jay Rifkin, 58, has been a Director of the Board since 2006. Mr. Rifkin was CEO of China Youth Media, Inc. from 2005 until June 21, 2011, resigning from that position effective with the merger with Midwest. Since 2004, he has been the sole Managing Member of Rebel Holdings, LLC. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company (which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001). Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s The Lion King, and received a Tony nomination for The Lion King on Broadway. In 1988 to 2004, Mr. Rifkin was a founder and served as CEO of Media Ventures, LLC, an entertainment cooperative based in Los Angeles, California.

Chris Greenberg, 47, became a Director on June 1, 2013. Mr. Greenberg is a major investor in Midwest Energy Emissions and is highly experienced in building and operating successful businesses. Mr. Greenberg is the founder and CEO of Global Safety Network, Inc., which was founded in 2002. He owns multiple Express Employment Professionals franchises in North Dakota, South Dakota and Florida. A highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 19 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization's critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings. Mr. Greenberg is a current board member for The Dental Service Corporation of North Dakota and the Energy & Environmental Research Center Foundation located on the University of North Dakota.

Alan Kelley, 61, has been President and Chief Operating Officer since November 1, 2011. On June 1, 2013 Mr. Kelley also became CEO and a Director of the Company. Mr. Kelley has over 35 years’ experience in the electric utilities business having held positions as President, CEO, Senior Vice President, as well as various executive and senior management positions for coal-fired power plants.

Before joining MEEC, Mr. Kelley was retired (March 2011 to November 2011). Prior to that, Mr. Kelley was President and CEO of Grand Bahama Power Company, an electric power generation company to the island of Grand Bahama, from November 2009 to March 2011. Prior to this, he was enjoying his retirement (August 2008 to October 2009) from Ameren Corporation. At Ameren Corporation, Mr. Kelley held several positions during a 34-year span (June 1974 to August 2008) at Ameren Corporation; a Fortune 500 company with assets of $23 billion, including Senior Vice President-Generation and President, Chairman & CEO of Ameren’s deregulated generating company, Ameren Energy Resources. Concurrent with this service at Ameren, Mr. Kelley was Chairman, President and CEO at Electric Energy, Inc. He has many years of extensive public company experience as well as demonstrated success in multiple “turnarounds” of underperforming businesses. In addition, Mr. Kelley has international experience in developing and implementing return-on-investment regulatory structures. Mr. Kelley was Chairman of the Association of Edison Illuminating Companies Generation Committee, whose members represent over half of the generating facilities nationally and Chairman of the Mid-America Interconnected Network Regional Reliability Council. He is a former member of the Board of Directors of the North American Electric Reliability Council. Mr. Kelley has a Bachelor of Science in Electrical Engineering from the University of Illinois and an MBA from the University of Missouri, in addition to having completed the Public Utility Executive Program at the University of Michigan.

Richard Gross, 43, has been Vice President and Chief Financial Officer since October 10, 2011. Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for Columbus Ohio area companies until October 2011.

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

Marc Sylvester, 53, has been Vice President of Sales since August, 2011. He is a seasoned professional in business development and sales in the air pollution and control industry for over 20 years. Prior to MEEC, from December 2005 to August 2011, he was the Western Regional Sales Manager for the Fuel Chem Division, as well as the Western Canada Air Pollution Control Sales Manager of Fuel Tech, Inc., where he was responsible for the development, sales, and implementation of slag mitigation control programs at coal-fired utilities in the Western US and Canada. Prior to Fuel Tech, Mr. Sylvester held various sales and sales management positions over 16 years with Nalco Chemical Company and Johnson Controls. Mr. Sylvester has a B.S. degree in Biology with minors in Chemistry, Military History and Humanities from Utah State University.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation for 2013 and 2012 of (i) the principal executive officer (“PEO”) and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000, (together with the PEO, the “named executive officers”):

Name, Position	Year	Salary ($)	Stock Awards ($) (5)	All Other Compensation ($)	Total ($)
John Norris, Chairman & CEO (1)	2013	$170,000	139,000	-	$309,000
	2012	$180,000	65,000	-	$245,000
Alan Kelley, President & COO (2)	2013	$280,000	526,000	-	$806,000
	2012	$240,000	258,000	-	$498,000
Rich Gross, Vice President & CFO (3)	2013	$150,000	80,000	-	$230,000
	2012	$122,000	36,000	-	$158,000
Marc Sylvester, Vice President (4)	2013	$150,000	109,000	-	$259,000
	2012	$150,000	-	-	$150,000
Richard MacPerson (6)	2013	$-	-	180,000	$180,000
	2012	$-	-	180,000	$180,000
Jay Rifkin (7)	2013	$-	-	-	$-
	2012	$-	-	-	$-
Chris Greenberg (8)	2013	$-	-	-	$-
	2012	$-	-	-	$-

(1)
Mr. Norris was appointed Chief Executive Officer in June 2011 and Chairman of the Board in October 2011, in June 2103, he retired from the position of Chief Executive Officer and remains an Executive Advisor. As of December 31, 2013, $140,000 of salary remained unpaid.

(2)
Mr. Kelley was appointed Chief Operating Officer and President in November 2011 and became Chief Executive Officer and a Director in June 2013. As of December 31, 2013, $140,000 of salary remained unpaid.

(3)	Mr. Gross was appointed Chief Financial Officer and Vice President in October 2011. As of December 31, 2013, $37,500 remained unpaid.
(4)	Mr. Sylvester was appointed Vice President of Sales in August 2011. As of December 31, 2013, $37,500 of salary remained unpaid.
(5)
Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides certain information concerning the shares to be issued to the executive officers as of December 31, 2013:

Name	Number of Shares to be issued (9)	Stock Options (10)
John Norris	1,500,000	25,000
Alan Kelley	650,000	25,000
Rich Gross	100,000	25,000
Marc Sylvester	250,000	25,000

(6)
Mr. MacPherson was appointed President as of the Merger on June 21, 2011 and served as President until November 1, 2011. The Company paid Eastern Emissions Consultants Incorporated, a firm that Mr. MacPherson is the controlling principal and President, $30,000 for consulting services in 2013 and $180,000 for consulting services in 2012. As of December 31, 2013, $150,000 for consulting services in 2013 remains unpaid

(7)	Mr. Rifkin was appointed President on September 30, 2005, and Chief Executive Officer and director nominee on December 29, 2005. He served as Chief Executive Officer until the Merger on June 21, 2011.
(8)	Mr. Greenberg was appointed as a Director in June 2013.
(9)
Pursuant to the amendments to their employment agreements, and provided each of the executive officers is an employee on January 1, 2014, Mr. Kelley will be issued 650,000 stock unit awards, Mr. Norris will be issued 1,500,000 stock unit awards, Mr. Sylvester will be issued 250,000 stock unit awards and Mr. Gross will be issued 100,000 stock unit awards, which awards will replace stock grants in the same denominations that were to be made on January 1, 2014 provided each Executive was an employee on such date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid awards. Such awards will be for forfeited if the conditions have not been met by January 1, 2017.

(10)
The executive officers were issued on December 12, 2013 a five year, fully vested stock option to purchase 25,000 shares of common stock each at a purchase price equal to the fair market value of the Company’s common stock on the date of grant

Employment Agreements with Executive Officers

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley will receive 650,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Kelley Employment Agreement was $517,000 and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris will receive 1,500,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Norris Employment Agreement was $130,000 and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross will receive 100,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2013 and 2012 on the New Gross Employment Agreement was $71,000 and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement (“Sylvester Agreement Amendment”). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester will receive 250,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the year ended December 31, 2013 on the New Sylvester Employment Agreement was $100,000.

Compensation to Directors

During 2013, the Company did not compensate any of its directors for the services they provided as directors. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. All compensation paid to Mr. Richard MacPherson and Mr. John Norris is set forth in the table under “Executive Compensation.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the names executive officers and directors; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Common Stock	Percentage of
	Beneficially	Common
Name of Beneficial Owner (1)	Owned (2)	Stock (2)
John Norris	-	-
Alan Kelley	-	-
Rich Gross	-	-
Marc Sylvester	-	-
Richard MacPherson (3)	18,860,146	36.99%
Jay Rifkin (4)	2,068,956	4.06%
Arthur Greenberg, Jr. (5)	3,024,000	5.93%
Christopher Greenberg (5)	3,024,000	5.93%

All named executive officers and directors as a group (7 persons)	21,938,102	43.02%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Midwest Energy Emissions Corp, 500 West Wilson Bridge Road, Suite 140, Worthington, OH 43085.
(2)
Applicable percentage ownership is based on 35,299,429 shares of common stock outstanding as of December 31, 2013 plus, each stockholder and any securities that stockholder has the right to acquire within 60 days of December 31, 2013 pursuant options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes: (a) 18,353,226 shares, which as of December 31, 2013, were owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member. The address for 3253517 Nova Scotia Limited is PO Box 730, 1300-1969 Upper Water Street, Halifax, NS Canada B3J 2V1; and (b) 506,920 shares owned by Mr. MacPherson personally. Mr. MacPherson’s address is 34 Cedarbank Terrace, Halifax, Nova Scotia, Canada.

(4)
Includes: (a) 361,585 shares and 4,773 warrants owned by Mojo Music Inc. and 998,128 shares owned by Rebel Holdings, LLC of which Mr. Rifkin is the sole managing member of both companies; and (b) 339,130 shares and 217,274 options owned directly by Mr. Rifkin and 148,066 shares owned by The Jay Rifkin 2006 Irrevocable Trust. Mr. Rifkin’s address is 12237 Sunset Pkwy, Los Angeles, CA 90064.

(5)
Arthur Greenberg, Jr., and Christopher Greenberg have reported on Schedule 13D that they share beneficial ownership as follows:  (i) Arthur Greenberg, Jr. with respect to (a) 2,004,500 shares of common stock directly owned by individually, (b) 10,500 shares of common stock directly owned by Greenberg Family Consolidated Limited Partnership, of which Arthur Greenberg, Jr., L.L.P. serves as the general partner, and Arthur Greenberg, Jr. serves as a general partner and managing partner of Arthur Greenberg, Jr., L.L.P., (c) 1,005,000 shares of common stock directly owned by Christopher Greenberg individually, and (d) 4,000 shares of common stock directly owned by Arctic Blast of Fargo, Inc., of which Christopher Greenberg and his wife are the sole shareholders, and (ii)  Christopher Greenberg, with respect to (a) 1,005,000 shares of common stock directly owned by him individually, (b) 4,000 shares of common stock directly owned by Arctic Blast of Fargo, Inc., of which Christopher Greenberg and his wife are the sole shareholders, (c) 2,004,500 shares of common stock directly owned by Arthur Greenberg, Jr. individually, and (d) 10,500 shares of common stock directly owned by Greenberg Family Consolidated Limited Partnership, of which Arthur Greenberg, Jr., L.L.P. serves as the general partner and Arthur Greenberg, Jr. serves as a general partner and managing partner of Arthur Greenberg, Jr., L.L.P.  For purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, Arthur Greenberg, Jr. and Christopher Greenberg have shared beneficial ownership as a group of the 3,024,000 shares owned by them as set forth above.  The address for both Arthur Greenberg, Jr. and Christopher Greenberg is 3590 S. 42nd St., Grand Forks, North Dakota 58201.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding secrurities reflected in column (a)) (c)
Equity compensation plans approved by security holders	385,458	$10.83	69,087

Equity compensation plans not approved by security holders	2,500,000	0	0

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of our directors, Richard MacPherson, is a managing partner of 3253517 Nova Scotia Limited, which as of December 31, 2013 beneficially owned approximately 51.99% of our outstanding common stock. The Company agreed to a consulting agreement with Eastern Emissions Consultants Incorporated (“EECI”), a firm that Mr. MacPherson is the controlling principal and President, on January 10, 2012. The contracts calls for monthly payments of $15,000 to EECI, was effective as of November 1, 2011 and has a term of three years. In 2012, Mr. MacPherson forgave the unpaid consulting fees due to him and a consulting firm that he controls for services rendered in 2011 totaling $280,000. During 2013, Mr. MacPherson converted amounts owed to him for advances made to the company into convertible promissory note, which he then converted into shares of common stock. Prior to the conversion, the advances payable earned interest at 9% per annum. The balance outstanding of these advances payable at December 31, 2013 and 2012 was $4,167 and $951,034, respectively. Accrued interest on these advances at December 31, 2013 and 2012 was $216,378 and $174,099, respectively.

One of our directors, Jay Rifkin, is the managing partner of Rebel Holdings, LLC, which as of December 31, 2012 beneficially owned approximately 5.54% of our outstanding common stock. Mr. Rifkin converted $169,894 of advances payable into a convertible promissory note bearing interest at 12% on June 30, 2013. Previous to the conversion, the advances payable earned interest at 9% per annum. Unpaid accrued interest on those advances at December 31, 2013 and 2012 was $31,318 and $23,668, respectively. The Company has an accrued liability due to Mr. Rifkin of $250,000 as of December 31, 2012 for unpaid consulting fees.

 Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the “Agreement”). Ken Rifkin is the brother of Jay Rifkin, a company director. With Mr. Rifkin’s performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company’s unregistered common shares after January 1, 2013, upon the receipt of the appropriate stock grant agreement from Mr. Rifkin, as compensation for his service pursuant to the agreement. These shares are valued at $135,000 and the shares were issued on March 5, 2013.

Director Independence

Our Board of Directors currently consists of five members. They are John Norris, Rick MacPherson, Jay Rifkin, Chris Greenberg and Alan Kelley and only Mr. Greenberg is an independent director. We have determined that the rest are not independent directors using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., our principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $62,000 and $60,000 for the year ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2013 and December 31, 2012, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in “Audit Fees.”

Tax Fees

For the years ended December 31, 2012 and 2011, we received professional services in the amount of $11,400 and $10,275, respectively, rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

We did not incur any other fees for the years ended December 31, 2013 and December 31, 2012, for professional services rendered by our principal accountants.

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
			8-K	10/06/08
3.8	Certificate Of Amendment to Articles of Incorporation, dated October 7, 2011		8-K	10/14/11
3.9	Bylaws		10-SB	08/09/01
3.10	Amendment No. 1 to Bylaws		8-K	07/21/05
9.1	Voting Agreement Dated June 21, 2011		8-K	06/27/11

9.2	Nomination Agreement Dated June 21, 2011		8-K	06/27/11
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/12
10.2	Letter Agreement Dated March 29, 2011 with Latitude 20, Inc.		8-K/A	01/20/12
10.3	Consulting Agreement between Eastern Emissions Consultants Incorporated (of which Richard MacPherson is the President) and Midwest Energy Emissions Corp, dated January 10, 2012		10-K	04/12/12
10.4	Amended and Restated Employment Agreement between John F. Norris, Jr and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.5	Amended and Restated Employment Agreements between R. Alan Kelley and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.6	Amended and Restated Employment Agreements between Rchard H. Gross and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.7	Amended and Restated Employment Agreements between Marcus A. Sylvester and Midwest Energy Emissions Corp, dated March 1, 2013*		10-K	04/13/13
10.8	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and R. Alan Kelley dated June 1, 2013*		10-Q	11/12/13
10.9	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Johnny F. Norris, Jr. dated June 1, 2013*		10-Q	11/13/13
10.10	Second Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and R. Alan Kelley dated December 12, 2013*		8-K	12/18/13
10.11	Second Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Johnny F. Norris, Jr. dated December 12, 2013*		8-K	12/18/13
10.12	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Marcus A. Sylvester dated December 12, 2013*		8-K	12/18/13
10.13	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Richard H Gross dated December 12, 2013*		8-K	12/18/13
10.14	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/13/13
10.15	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/13/13
10.16	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/13/13
10.17	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013.		8-K	12/20/13
14.1	Code of Ethics		10-KSB	09/28/05
21.1	Subsidiaries of the registrant	X
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	X
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: March 14, 2014	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Johnny F. Norris, Jr.
Johnny F. Norris, Jr.	Chairman	March 14, 2014

/s/ Richard MacPherson
Richard MacPherson	Director	March 14, 2014

/s/ Jay Rifkin
Jay Rifkin	Director	March 14, 2014

/s/ Chris Greenberg
Chris Greenberg	Director	March 14, 2014

/s/ R. Alan Kelley
R. Alan Kelley	Chief Executive Officer and Director	March 14, 2014

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer	March 14, 2014