Form 10-Q
period 2014-03-31
Midwest Energy Emissions Corp.
filed 2014-05-15
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 39,175,200 outstanding as of May 14, 2014.

MIDWEST ENERGY EMISSIONS CORP.

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors in the Company’s 2013 Form 10-K”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer's units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

PART I – FINANCIAL INFOMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Condensed Financial Information
Period Ended March 31, 2014

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$271,865	$509,605
Accounts receivable	713,400	383,859
Inventory work in process	940,817	-
Prepaid expenses and other assets	60,527	63,132
Total current assets	1,986,609	956,596

Property and equipment, net	131,036	173,072
License, net	69,118	70,589
Prepaid expenses and other assets	21,104	23,539
Debt issuance costs, net	634,990	700,011
Customer acquisition costs	1,120,500	-
Total assets	$3,963,357	$1,923,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,019,936	$275,145
Accrued legal and consulting fees	443,513	365,348
Accrued salaries and benefits	471,947	377,213
Accrued interest - related party	247,790	247,696
Deferred revenue	1,075,200	-
Customer credits	970,500	-
Advances payable - related party	4,167	4,167
Convertible note payable of discontinued operations	-	50,000
Notes payable	300,000	300,000
Current liabilities of discontinued operations	250,000	261,036
Total current liabilities	4,783,053	1,880,605

Convertible promissory notes payable	4,913,228	4,675,673
Accrued interest	159,645	273,877
Total liabilities	9,855,926	6,830,155

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
38,181,658 shares issued and outstanding as of March 31, 2014
35,299,429 shares issued and outstanding as of December 31, 2013	38,181	35,299
Additional paid-in capital	16,202,636	13,789,473
Deficit accumulated during development stage	(22,133,386)	(18,731,120)

Total stockholders' deficit	(5,892,569)	(4,906,348)

Total liabilities and stockholders' deficit	$3,963,357	$1,923,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2014

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013	December 17, 2008 (Inception) Through March 31, 2014

Revenues	$-	$55,446	$3,228,649

Costs and expenses:
Cost of goods sold	-	28,351	1,047,680
Operating expenses	20,287	29,209	1,667,480
License maintenance fees	75,000	50,000	1,650,000
Marketing and development	62,943	89,770	1,705,018
Selling, general and administrative expenses	480,793	397,008	3,923,474
Depreciation and amortization	43,507	44,724	660,886
Professional fees	232,852	219,489	2,552,150
Stock based compensation	2,188,675	189,366	6,890,065
Imparment of fixed assets	-	-	800,000
Impairment of goodwill	-	-	3,555,304

Total costs and expenses	3,104,057	1,047,917	24,452,057

Operating loss	(3,104,057)	(992,471)	(21,223,408)

Other income (expense)
Interest expense	(298,209)	(123,120)	(1,325,647)
Loss on disposal of fixed assets	-	-	(19,504)
Gain on forgiveness of liabilities	-	-	360,656

Total other income (expense)	(298,209)	(123,120)	(984,495)

Net loss from continuing operations	(3,402,266)	(1,115,591)	(22,207,903)

Net gain from discontinued operations	-	-	74,517

Net loss	$(3,402,266)	$(1,115,591)	$(22,133,386)

Net loss per common share - basic and diluted:

Continuing operations	$(0.09)	$(0.03)
Discontinued operations	-	-
	$(0.09)	$(0.03)

Weighted average common shares outstanding	37,318,502	33,335,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2014

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Par Value	Capital	(Deficit)	Subscribed	Deficit

Balance - December 17, 2008	-	$-	$-	$-	-	$-

Common stock subscribed	23,601,967	-	-	-	23,601,967	23,601,967

Subscription receivable	(23,601,967)	-	-	-	(23,601,967)	(23,601,967)

Net loss for the period	-	-	-	-	-	-

Balance - December 31, 2008	-	-	-	-	-	-

Proceeds received from subscriptions receivable	11,412,090	11,412	(7,245)	-	-	4,167

Net loss for the period	-	-	-	(30,750)	-	(30,750)

Balance - December 31, 2009	11,412,090	11,412	(7,245)	(30,750)	-	(26,583)

Proceeds from subscriptions receivable	12,189,877	12,190	(7,739)	-	-	4,451

Stock issued for services	3,483,604	3,484	60,116	-	-	63,600

Net loss for the period	-	-	-	(471,565)	-	(471,565)

Balance - December 31, 2010	27,085,571	27,086	45,132	(502,315)	-	(430,097)

Proceeds from the issuance of common stock (pre merger)	164,321	164	149,836	-	-	150,000

Shares issued for services (pre merger)	136,934	137	124,863	-	-	125,000

Issuance of common stock in a business combination	3,042,977	3,043	2,774,735	-	-	2,777,778

Stock issued for services	63,712	64	108,566	-	-	108,630

Proceeds from the issuance of preferred stock subsequently converted to common stock, net of issuance costs	507,500	508	464,853	-	-	465,361

Issuance of common stock in lieu of fractional shares from reverse split	337	-	-	-	-	-

Issaunce of warrants	-	-	18,139	-	-	18,139

Proceeds from the issuance of common stock, net of issuance costs	1,677,298	1,677	1,612,212	-	-	1,613,889

Common stock to be issued	-	-	3,953,193	-	-	3,953,193

Net loss for the period	-	-	-	(9,497,116)	-	(9,497,116)

Balance - December 31, 2011	32,678,650	$32,679	$9,251,529	$(9,999,431)	-	$(715,223)

Proceeds from the issuance of common stock, net of issuance costs	213,500	213	213,287	-	-	213,500

Shares issued for services in 2011	175,000	175	(175)	-	-	-

Shares issued to satisfy outstanding grant as of the merger date	172,728	173	(173)	-	-	-

Common stock to be issued	-	-	493,734	-	-	493,734

Net loss for the period	-	-	-	(3,878,049)	-	(3,878,049)

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	-	$(3,886,038)

Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
Shares	Par Value	Capital	(Deficit)	Subscribed	Deficit

Stock issued for services	318,467	318	108,182	-	-	108,500

Common stock to be issued	-	-	1,692,759	-	-	1,692,759

Stock issued upon debt conversion	1,741,084	1,741	868,801	-	-	870,542

Sale / issuance of warrants, net of issuance costs	-	-	1,161,529	-	-	1,161,529

Net loss for the period	-	-	-	(4,853,640)	-	(4,853,640)

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	-	$(4,906,348)

Stock issued for services	25,000	25	52,475	-	-	52,500

Shares issued per 2013 amended license agreement	1,375,000	1,375	(1,375)	-	-	-

Stock issued for interest on notes payable	87,144	87	52,823	-	-	52,910

Stock issued upon debt conversion	220,014	220	113,927	-	-	114,147

Stock issued upon warrant exercise	6,250	6	7,807	-	-	7,813

Stock issued upon cashless warrant exercise	1,168,821	1,169	(1,169)	-	-	-

Issuance of stock options	-	-	2,188,675	-	-	2,188,675

Net loss for the period	-	-	-	(3,402,266)	-	(3,402,266)

Balance - March 31, 2014	38,181,658	$38,181	$16,202,636	$(22,133,386)	-	$(5,892,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013
AND THE CUMULATIVE PERIOD DECEMBER 17, 2008 (INCEPTION) THROUGH MARCH 31, 2014

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013	December 17, 2008 (Inception) Through March 31, 2014
Cash flows from operating activities
Net loss	$(3,402,266)	$(1,115,591)	$(22,133,386)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	2,188,675	189,366	6,890,065
Stock issued for services	52,500	11,000	1,059,023
Stock issued for license agreement	-	-	825,000
Amortization of license fees	1,471	1,471	30,882
Amortization of discount of notes payable	69,088	-	210,577
Amortization of debt issuance costs	65,021	-	128,143
Depreciation and amortization expense	42,036	42,628	641,189
Loss on disposal of fixed assets	-	-	19,504
Imparment of fixed assets	-	-	800,000
Impairment of goodwill	-	-	3,555,304
Gain on forgiveness of liabilities	-	-	(360,656)
Gain on forgiveness of liabilities of discontinued operations	-	-	(104,024)
Change in assets and liabilities
Increase in accounts receivable	(479,541)	274,464	(863,400)
Increase in inventory	(940,817)	24,085	(940,817)
Decrease (increase) in prepaid expenses and other assets	5,040	(23,062)	(79,755)
Increase in accounts payable and accrued liabilities	1,078,040	370,574	3,132,682
Increase in deferred revenue	1,075,200	-	1,075,200
Net cash used in operating activities	(245,553)	(225,065)	(6,114,469)

Cash flows used in investing activities
Purchase of license	-	-	(100,000)
Cash assumed in reverse merger	-	-	11,150
Purchase of equipment	-	-	(1,414,602)
Net cash used in investing activities	-	-	(1,503,452)

Cash flows from financing activities
Payment of debt issuance costs	-	-	(521,312)
Net proceeds from related party advances	-	-	951,034
Payment on note payable	-	-	-
Proceeds from the issuance of preferred stock, net	-	-	483,500
Proceeds from the issuance of convertible promissory notes and related warrants	-	105,045	4,982,744
Proceeds from the issuance of common stock, net	-	-	1,986,007
Proceeds from the issuance of common stock upon warrant exercise	7,813	-	7,813
Net cash provided by financing activities	7,813	105,045	7,889,786

Net increase in cash and cash equivalents	(237,740)	(120,020)	271,865

Cash and cash equivalents - beginning of period	509,605	189,367	-

Cash and cash equivalents - end of period	$271,865	$69,347	$271,865

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,750	$2,250	$28,670

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$112,000	$112,000	$112,000
Accrued sales credits included in customer acquisition costs	$970,500	$-	$970,500
Conversion of advances payable to debt	$-	$-	$1,036,195
Conversion of debt and accrued interest to equity	$167,057	$134,975	$1,033,268
Conversion of accrued interest to debt	$220,967	$-	$526,463

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

Reverse Merger

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest Energy Emissions Corp., a North Dakota corporation (“Midwest Energy Emissions”) pursuant to which, at closing, China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of such transaction (the “Merger Sub”), would merge into Midwest Energy Emissions, the result of which Midwest Energy Emissions would become the Company’s wholly-owned subsidiary (the “Merger”). The Merger closed effective on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest Energy Emissions with Midwest Energy Emissions surviving. Effective at the time of the Closing, Midwest Energy Emissions changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company. See Note 5 for further discussion.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its first commercial customer. Based on a review of the discounted expected cash flows associated with the value of the contract with the customer, impairment charges were recorded during the year ended December 31, 2012 against the value of the equipment (see Note 5).

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

The only asset or liability measured at fair value on a recurring basis by the Company at March 31, 2014 and December 31, 2013 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, advances payable from related parties and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2014 and December 31, 2013 due to their short-term maturities. The fair value of the convertible promissory notes payable at March 31, 2014 and December 31, 2013 approximated the carrying amount as the notes were issued during the quarter ended March 31, 2014 and year ended December 31, 2013 at current interest rates. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the quarter ended March 31, 2014.  The Company entered into supply and equipment agreements with three new customers during this period.  The Company’s financial statements for the year ended December 31, 2013 showed an account receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013.  In accordance with the contractual arrangement with that customer, because they entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additional customer credits towards future deliveries of product totaling $970,500 were accrued in the first quarter of 2014 in accordance with the terms of the customer contracts entered into in the first quarter with those new customers.  Customer acquisition costs will be amortized over the life of the new customer agreements.

In accordance with the terms of two of the new customer agreements, the Company made progress billings to two customers a total of $1,075,200, which relate to the future fabrication, delivery and installation of new equipment.  This amount is included in unearned revenue at March 31, 2014 and will be shown as revenue in 2014 and 2015 when the equipment is delivered and commissioned for use by the customer.

The Company generated revenues of $0 and $55,446 for the quarters ended March 31, 2014 and 2013, respectively. The Company generated revenue for the quarter ended March 31, 2013 by delivering product to its first commercial customer for use in the systems operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2014 or December 31 2013, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2014 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarter ended March 31, 2013, 100% of the Company’s revenue related to one customer. At March 31, 2014 and December 31, 2013, 100% of the Company’s accounts receivable related to one and three customers, respectively.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted this standard in the quarter ended March 31, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements since the Company has no items of other comprehensive income in 2014.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Going Concern

The accompanying consolidated financial statements as of March 31, 2014 have been prepared assuming the Company will continue as a going concern. From the period of inception of MES, Inc. (incorporated on December 17, 2008 through March 31, 2014, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $22,133,386. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

 As of March 31, 2013, the Company had begun the production of equipment to be sold to two new customers. $940,817 of costs were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales during 2014 and 2015 when the equipment is delivered and commissioned for use by the customer.

Note 5 - Property And Equipment, Net

Property and equipment at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Equipment & Installation	$717,918	$717,918
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	753,844	753,844

Less: accumulated depreciation	622,808	580,772
Property and equipment, net	$131,036	$173,072

The Company uses the straight-line method of depreciation over 3 to 5 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on January 1st, 2015 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. During 2012 the Company recorded an impairment charges totaling $800,000 against the value of the equipment. During the quarters ended March 31, 2014 and 2013, respectively, depreciation expense charged to operations was $42,036 and $42,628.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for the quarters ended March 31, 2014 or 2013.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in the quarters ended March 31, 2014 or 2013.

License costs capitalized as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013

License	$100,000	$100,000
Less: accumulated amortization	30,882	29,411
License, net	$69,118	$70,589

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the quarters ended March 31, 2014 and 2013, amortization expense charged to operations was $1,471. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 - Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. On February 5, 2014, the Company issued 139,319 shares of common stock pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300. Interest expense for the quarters ended March 31, 2014 and 2013 was $ 264 and $1,000, respectively.

Note 8 - Notes Payable

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. The promissory note matures on June 30, 2015. Interest expense for the quarter ended March 31, 2014 was $3,750.

Note 9 - Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which Mr. MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. The remaining principal balance of $4,167 bears interest at 9% per annum, has no fixed terms of repayment and is unsecured. Accrued interest on these advances at March 31, 2014 and December 31, 2013 was $216,472 and $216,378, respectively. Interest expense for the quarters ended March 31, 2014 and 2013 was $94 and $21,398, respectively.

Note 10 - Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On March 19, 2014, the Company converted $25,000 of these notes into 25,000 shares of common stock and 6,250 warrants to purchase shares of common stock (see Note 11). Accrued interest of $301,165 was converted to principal by the Company during 2013. Accrued interest on these advances at December 31, 2013 was $178,585, and was converted to principal by the Company on January 1, 2014. Accrued interest at March 31, 2014 on these notes was $94,249. Interest expense for the quarters ended March 31, 2014 and 2013, was $94,249 and $83,416, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest on these advances at December 31, 2013 was $32,127, and was converted to principal by the Company on January 1, 2014. Accrued interest at March 31, 2014 on these notes was $13,114. Interest expense for the quarter ended March 31, 2014 was $13,114.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 9 and Note 10) into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 shares of common stock and 435,271 warrants to purchase shares of common stock (see Note 12). Accrued interest at December 31, 2013 was $10,256, and was converted to principal by the Company on January 1, 2014. Accrued interest at March 31, 2014 on these notes was $5,407. Interest expense for the quarter ended March 31, 2014 was $5,407.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On January 30, 2014, the Company converted $27,500 of these notes, along with accrued interest of $347, into 55,695 shares of common stock (see Note 11). Accrued interest at December 31, 2013 and interest expense for the year ended December 31, 2013 on these notes was $52,910, and was paid with the issuance of 87,144 shares of common stock in January 2014. Accrued interest at March 31, 2014 on these notes was $46,875. Interest expense for the quarter ended March 31, 2014 was $47,222. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for quarter ended March 31, 2014 and the year ended December 31, 2013 on this discount was $69,088 and $63,122, respectively.

Note 11 - Commitments and Contingencies

As discussed in Note 6, the Company has entered in an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” that requires minimum license maintenance costs. The Company plans to use the intellectual property consisting of patents granted under the license agreement for the foreseeable future. The license agreement is considered expired on October 14, 2025, the date the patent expires. Future minimum maintenance fee payments are as follows:

Twelve months ended March 31,
2014	$225,000
2015	300,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,975,000
$3,475,000

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

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2014	$25,620
2015	4,004
$29,624

Rent expense was approximately $12,000 and $17,000 for the quarters ended March 31, 2014 and 2013, respectively.

Fixed Price Contract

The Company’s contract with its first commercial customer contains a fixed price for product for three years. This contract exposes the Company to the potential risks associated with rising material costs during that same period.

Litigation

On March 20, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint seeks a remedy of the delivery of 342,340 shares of the Company’s common stock. The Company intends to defend the allegations in Mr. Yurisic’s complaint. In addition, the Company believes that any obligation to Mr. Yurisic is properly the responsibility of Rick MacPherson, the founder of the Company and currently a director.

Note 12 - Equity

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

In January 2014, the Company issued 962,500 shares of common stock to the EERCF and 412,500 shares of common stock to four individuals pursuant to Amendment No. 4 to the Exclusive Patent and Know-How License Agreement Including Transfer of Ownership dated January 15, 2009 (see Note 6). The amendment was made effective December 16, 2013 and the stock grant was valued as of that date at $825,000 in accordance with FASB ASC Topic 718.

On January 27, 2014, the Company issued 769,296 shares of common stock upon the cashless exercise of 983,000 warrants to purchase shares of common stock for $0.50 per share based on a current market value of $2.30 per share as determined under the terms of the warrant.

On January 28, 2014, the Company issued 87,144 shares of common stock to the holders of notes with a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest of $43,572 due as of December 31, 2013.

On January 28, 2014, the Company issued 399,525 shares of common stock upon the cashless exercise of 570,500 warrants to purchase shares of common stock for $0.75 per share based on a current market value of $2.50 per share as determined under the terms of the warrant.

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

On February 5, 2014, the Company issued 139,319 shares of common stock to an unrelated third party pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300 (see Note 7).

Note 13 - Stock Based Compensation

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”). The 2005 Plan reserves approximately 136,364 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the 2005 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2005 Plan are subject to a vesting period determined at the date of grant.

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan. The total number of shares subject to the Stock Plan was revised to 454,545.

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

A summary of stock option activity for the quarter ended March 31, 2014 is presented below:

	Outstanding Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	385,458	10.83	5.2	-
Grants	1,640,000	1.06	5.0	-
Cancellations	-	-	-	-
March 31, 2014	2,025,458	2.21	4.8	-

Options exercisable at:
December 31, 2013	385,458	10.83	5.2
March 31, 2014	2,025,458	2.21	4.8

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley will receive 650,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the quarters ended March 31, 2014 and 2013 on the New Kelley Employment Agreement was zero and $129,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris will receive 1,500,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the quarters ended March 31, 2014 and 2013 on the New Norris Employment Agreement was zero and $32,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross will receive 100,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the quarters ended March 31, 2014 and 2013 on the New Gross Employment Agreement was zero and $18,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement (“Sylvester Agreement Amendment”). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester will receive 250,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the quarters ended March 31, 2014 and 2013 on the New Sylvester Employment Agreement was zero and $10,000, respectively.

During 2013, pursuant to a representation agreement to provide public and investor relations services dated March 7, 2013 and canceled September 7, 2013, the Company issued Lytham Partners 150,000 shares of common stock. The shares were valued at $121,000.

On January 31, 2014, pursuant to a representation agreement to provide public and investor relations services, the Company issued QualityStocks, LLC 25,000 shares of common stock. The shares were valued at $52,500.

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

On January 30, 2014, the Company granted the following nonqualified stock options to acquire an aggregate of 1,140,000 shares of the Company’s common stock under the Company’s Equity Plan:

Alan Kelley	500,000
John Norris	150,000
Rich Gross	100,000
Marc Sylvester	250,000
Jay Rifkin	105,000
Chris Greenberg	35,000
1,140,000

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

On June 24, 2013, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. From July 30, 2013 through December 24, 2013, the Company issued ViewTrade cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.50 per share and cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.75 per share as compensation for Securities sold. On January 28, 2014, the Company issued 399,525 shares of common stock upon the cashless exercise of 570,500 warrants to purchase shares of common stock for $0.75 per share based on a current market value of $2.50 per share as determined under the terms of the warrant. Using a Black-Sholes valuation model these warrants had a value of $475,307 of which $263,053 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $212,254 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement.

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

On September 19, 2013, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon a closing of the Private Placement, the Company issued to each of Mr. Simonelli and Mr. Howell, cashless warrants with a term of five years to purchase 500,000 shares of common stock with an exercise price of $.50 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes valuation model these warrants had a value of $377,900 of which $217,937 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $159,963 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement. On January 27, 2014, the Company issued 769,296 shares of common stock upon the cashless exercise of 983,000 of these warrants to purchase shares of common stock for $0.50 per share based on a current market value of $2.30 per share as determined under the terms of the warrant. After the exercise, Mr. Simonelli and Mr. Howell each have 8,500 of these warrants remaining.

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

The following table summarizes information about common stock warrants outstanding at March 31, 2014:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364	2.12	$3.30	11,364	$3.30
1.25	13,950	1.50	1.25	13,950	1.25
1.00	24,000	2.57	1.00	24,000	1.00
0.75	4,240,271	4.19	0.75	4,240,271	0.75
0.50	587,750	4.53	0.50	587,750	0.50
$0.50 - $3.30	4,877,335	4.21		4,877,335

Note 15 - Tax

For the quarter ended March 31, 2014, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014, the Company’s net operating loss carryforward was approximately $20,046,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 - Discontinued Operations

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

As of March 31, 2014, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the Merger.

Note 17 - Subsequent Events

On April 8, 2014 the Company entered into an agreement with Acorn Management Partners, LLC to provide financial advisory, strategic business planning and professional relations services. The agreement is for one year and can be terminated an any time by either party. Compensation under the agreement includes $50,000 of restricted common stock issued quarterly with the number of shares issued determined by dividing $50,000 by the closing price on the first day of each quarter the contract is in force. On April 22, 2014, the Company issued 38,760 shares of common stock based on a current market value of $1.29 per share as determined under the terms of the agreement.

From April 21, 2014 to May 8, 2014, the Company sold securities to unaffiliated accredited investors totaling $1,050,260. The securities consist of units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase one shares of common stock of the Issuer at an exercise price of $1.10 per share. The price of each unit was $1.10 and 954,782 units were sold. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On April 29, 2014, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Chris Greenberg, a current director of the Company, under the Company's Equity Plan. The options granted are exercisable at $1.50 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options are valued at $265,833 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and John Norris, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options are valued at $85,122 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 10,000 shares each of the Company’s common stock to Chris Greenberg and Jay Rifkin and nonqualified stock options to acquire 25,000 shares of the Company’s common stock John Norris, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options are valued at $51,073 in accordance with FASB ASC Topic 718.

On April 21, 2014, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. to act as a placement agent for the Company in connection with its private placement offering that was opened on March 19, 2014. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 8% of the shares of common stock sold to investors that are introduced to the Company by ViewTrade. On May 8, 2014, the Company issued ViewTrade cashless warrants with a term of five years to purchase 2,000 shares of common stock with an exercise price of $1.10 per share as compensation for the shares of common stock sold to such investors. The agreement was terminated on May 14, 2014.

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

Results of Operations

In the first quarter of 2014, the Company has entered into Mercury and Air Toxic Standards compliance contracts on 11 electric generating units in the Southwestern United States, utilizing its patented Sorbent Enhancement Additive technology. These customer contracts span three electric utility customers, one major utility and two electric cooperatives. The Company estimates annual revenues from these new contracts to be approximately $13 million in fiscal year 2015, and increasing to approximately $30 million in fiscal year 2016. These utility customers have agreed to contracts that carry incremental system installation revenues to the Company over the coming two years of approximately $10 million in the aggregate, with initial system installations beginning in this second quarter of 2014. Per these agreements, the Company has billed customers a total of $1,075,000 for progress billings related to the fabrication, delivery and installation of new equipment. This amount is included in unearned revenue as of March 31, 2014 and will be shown as revenue when the equipment is delivered and commissioned for use by the customer. 2015 is the year that MATS compliance begins, and our goal is to enter into long-term supply agreements, with utilities seeking to cost effectively achieve MATS compliance.  As MATS allows for states to grant one year extensions, we foresee 2015 as a year of building our supply contracting further, with utilities who succeeded in pushing compliance out to 2016, by approval of the State in which they reside. Long term, we believe that as the market matures, our value proposition will prevail as highly competitive and new contracting opportunities will continue to emerge.

In December of 2013, MEEC and the Energy & Environmental Research Center Foundation (EERCF) signed Amendment 4 to their exclusive Licensing Agreement which expanded MEEC’s license to include two additional patents and two additional patent applications in mercury control that were not covered by the prior agreement. The License Agreement also eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while providing EERCF with a small equity ownership in MEEC. With this agreement, MEEC now has exclusive U.S. and international rights to 25 patents or pending patents in its licensing portfolio, spanning numerous technologies in the area of mercury emissions control.

Beginning January 2014, Mr. Jim Trettel joined the Company as Vice President of Operations. Mr. Trettel’s addition to the team is critical to ensure our ongoing ability to execute the installation and operation of our systems for the ten new customer units the Company has recently won contracts for, as well as on execution of future customer contracts for mercury emissions control that MEEC secures. Prior to joining the Company as the Vice President of Operations, Mr. Trettel acted as an independent contractor supporting numerous MEEC system demonstrations in 2013, and he is well-versed in the Company and its technology.

Revenues

Sales - We generated revenues for delivered product of approximately $0 and $55,000 for the quarters ended March 31, 2014 and 2013, respectively. During the quarter ended March 31, 2014, we billed customers a total of $1,075,000 for progress billings on new equipment contracts that are associated with new supply contracts. This amount is included in unearned revenue at March 31, 2014 and will be shown as revenue in the second half of 2014 when the equipment is delivered and commissioned for use by the customer. Anticipated revenue from new contracts for equipment signed in the quarter ended March 31, 2014 total approximately $8.4 million and the delivery of this equipment is scheduled to be completed during 2014 and 2015.

Cost and Expenses

Costs and expenses were $3,104,000 and $1,048,000 during the quarters ended March 31, 2014 and 2013, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in stock based compensation issued to employees and directors of approximately $2 million during the current quarter compared to the same period in the prior year.

Cost of goods sold during the quarters ended March 31, 2014 and 2013 was $0 and $28,000, respectively. The decrease in cost is attributable to the decrease in product sales in 2014.

Operating expenses during the quarters ended March 31, 2014 and 2013 were $21,000 and $29,000, respectively. These expenses are related to the Company’s first commercial customer.

License Maintenance Fees were $75,000 and $50,000 for the quarters ended March 31, 2014 and 2013, respectively. In December 2013, the Company executed Amendment No. 4 of its "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”) which increased the annual maintenance fee paid to the EERCF from $200,000 to $300,000 starting in 2014.

Marketing and development expenses were $63,000 and $90,000 for the quarters ended March 31, 2014 and 2013, respectively. The decrease in marketing and development expenses is primarily attributed to a decrease in fees paid to consultants for technical services related to our sales efforts in 2013.

Selling, general and administrative expenses were $485,000 and $397,000 for the quarters ended March 31, 2014 and 2013, respectively. The increase in selling, general and administrative expenses is primarily attributed to communications costs associated with stock issued to an investor relations company.

Depreciation and amortization expenses were $44,000 and $45,000 for the quarters ended March 31, 2014 and 2013, respectively. The decrease from the prior year is attributable to certain assets that were fully depreciated as of the year ended 2013.

Professional fee expenses were $233,000 and $219,000 for the years March 31, 2014 and 2013, respectively. The increase in professional fee expenses is attributed to an increase in professional fees related to the maintenance, expansion and defense of our intellectual property.

Stock based compensation was $2,189,000 and $189,000 for the quarters ended March 31, 2014 and 2013, respectively. In the quarter ended March 31, 2014, these costs were associated with stock options issued to officers, directors and consultants. In the quarter ended March 31, 2013, these costs were associated with the amortization of stock awards included in the employment agreements of officers.

Other Income and Expenses

Interest expense related to the financing of capital was $298,000 and $123,000 during the quarters ended March 31, 2014 and 2013, respectively.

Net Loss

For the quarters ended March 31, 2014 and 2013, we had a net loss from operations of approximately $3,402,000 and $1,116,000, respectively. The increased net loss is primarily attributed increased stock based compensation expense and interest expense in the current quarter from the prior year.

Taxes

As of March 31, 2014, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The Company's net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of March 31, 2014, our cash and cash equivalents were $272,000. We had a working capital deficit of approximately $2.8 million at March 31, 2014 and we continue to have recurring losses. We anticipate cash needs for working capital and capital expenditures for the next twelve months of approximately $3.0 million. In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations. No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate that we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins, and no assurance can be made that we will be able to achieve this target.

Total assets were $3,963,000 at March 31, 2014 versus $1,924,000 at December 31, 2013. The change in total assets is primarily attributable to the increases in inventory and customer acquisition costs associated with the signing of three new customers during the quarter ended March 31, 2014 and the associated costs of beginning to fabricate the equipment our customers will need to install at their individual sites.

Operating activities used $246,000 of cash during the quarter ended March 31, 2014 compared to $225,000 during the quarter ended March 31, 2013. The change in cash used for operating activities is primarily attributable to the increase in inventory associated with the fabrication of equipment for our new customer installations.

Investing activities used zero during both the quarters ended March 31, 2014 and 2013, respectively.

Financing activities provided $8,000 during the quarter ended March 31, 2014 due to proceeds from the exercise of a warrant to purchase shares of common stock. Financing activities provided $105,000 during the quarter ended March 31, 2013 due to proceeds from the issuance of convertible promissory notes.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the quarter ended March 31, 2014. Supply and equipment agreements were signed with three new customers during this period. Pursuant to one agreement, $150,000 waived payment due for a demonstration performed in 2013. Customer credits towards future deliveries of product totaling $970,200 were accrued per the terms of the other two customer agreement. Customer acquisition costs will be amortized over the life of the new customer agreements.

Per these agreements, the Company billed two customers a total of $1,075,000 for progress billings related to the fabrication, delivery and installation of new equipment. This amount is included in unearned revenue at March 31, 2014 and will become revenue during 2014 and 2015 when the equipment is delivered and commissioned for use by the customer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 20, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint seeks a remedy of the delivery of 342,340 shares of the Company’s common stock. The Company intends to defend the allegations in Mr. Yurisic’s complaint. In addition, the Company believes that any obligation to Mr. Yurisic is properly the responsibility of Rick MacPherson, the founder of the Company and currently a director.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM – 6 EXHIBITS

Exhibit Number	Description

10.1	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan. (1)
10.2	Form of Option Award Agreement (2)
31.1*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*
The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (3)

___________
*   Filed herewith.

(1)	Incorporated by reference to Form 8-K filed January 16, 2014.

(2)	Incorporated by reference to Form 8-K filed February 5, 2014.

(3)
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

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 14, 2014	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)