Form 10-Q
period 2014-06-30
Midwest Energy Emissions Corp.
filed 2014-08-14
CIK 728385

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

________________________________________________________________
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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 39,976,278 outstanding as of August 14, 2014.

MIDWEST ENERGY EMISSIONS CORP.

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors in the Company’s 2013 Form 10-K”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, additional or new EPA regulations affecting coal-burning utilities, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

PART I – FINANCIAL INFOMATION

ITEM 1 – FINANCIAL STATEMENTS
MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
Index to Condensed Financial Information
Period Ended June 30, 2014

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$202,539	$509,605
Accounts receivable	1,521,667	383,859
Inventory	2,360,616	-
Prepaid expenses and other assets	53,041	63,132
Total current assets	4,137,863	956,596

Property and equipment, net	136,658	173,072
License, net	67,647	70,589
Prepaid expenses and other assets	18,669	23,539
Debt issuance costs, net	569,966	700,011
Customer acquisition costs, net	1,087,755	-
Total assets	$6,018,558	$1,923,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$749,317	$275,145
Accrued legal and consulting fees	264,453	365,348
Accrued salaries and benefits	415,304	377,213
Accrued interest - related party	31,318	247,696
Deferred revenue	2,760,028	-
Customer credits	970,500	-
Advances payable - related party	-	4,167
Convertible note payable	-	50,000
Notes payable	600,000	300,000
Other Current liabilities	250,000	261,036
Total current liabilities	6,040,920	1,880,605

Convertible promissory notes payable	4,870,406	4,675,673
Accrued interest	425,657	273,877
Total liabilities	11,336,983	6,830,155

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
39,694,067 shares issued and outstanding as of June 30, 2014
35,299,429 shares issued and outstanding as of December 31, 2013	39,694	35,299
Additional paid-in capital	18,155,645	13,789,473
Accumulated deficit	(23,513,764)	(18,731,120)

Total stockholders' deficit	(5,318,425)	(4,906,348)

Total liabilities and stockholders' deficit	$6,018,558	$1,923,807

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Revenues
Product sales	$659,052	$67,244	$659,052	$122,690
Demonstration and consulting services	219,905	385,100	219,905	385,100

Total revenues	878,957	452,344	878,957	507,790

Costs and expenses:
Cost of goods sold	365,118	50,397	365,118	78,748
Operating expenses	252,379	420,564	272,666	449,773
License maintenance fees	75,000	50,000	150,000	100,000
Selling, general and administrative expenses	504,761	493,869	995,997	970,272
Depreciation and amortization	91,676	44,098	135,183	88,197
Professional fees	109,725	79,889	342,577	299,378
Stock based compensation	452,029	265,617	2,693,204	465,983

Total costs and expenses	1,850,688	1,404,434	4,954,745	2,452,351

Operating loss	(971,731)	(952,090)	(4,075,788)	(1,944,561)

Other (expense) income
Interest expense	(408,647)	(132,559)	(706,856)	(255,679)
Gain on forgiveness of liabilities	-	80,656	-	80,656

Total other (expense) income	(408,647)	(51,903)	(706,856)	(175,023)

Net loss	$(1,380,378)	$(1,003,993)	$(4,782,644)	$(2,119,584)

Net loss per common share - basic and diluted:	$(0.04)	$(0.03)	$(0.12)	$(0.06)

Weighted average common shares outstanding	39,014,401	33,438,015	38,938,860	33,387,146

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	$(4,906,348)

Stock issued for services	63,760	64	102,436	-	102,500

Shares issued per 2013 amended license agreement	1,375,000	1,375	(1,375)	-	-

Stock issued for interest on notes payable	87,144	87	52,823	-	52,910

Stock issued upon debt conversion	392,363	392	230,144	-	230,536

Stock and warrants issued upon converstion of liabilities	346,518	347	380,822	-	381,169

Stock issued upon warrant exercise	6,250	6	7,807	-	7,813

Stock issued upon cashless warrant exercise	1,168,821	1,169	(1,169)	-	-

Sale of stock and warrants, net of issuance costs	954,782	955	1,003,980	-	1,004,935

Issuance of stock options	-	-	2,590,704	-	2,590,704

Net loss for the period	-	-	-	(4,782,644)	(4,782,644)

Balance - June 30, 2014	39,694,067	$39,694	$18,155,645	$(23,513,764)	$(5,318,425)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash flows from operating activities
Net loss	$(4,782,644)	$(2,119,584)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	2,693,204	465,983
Amortization of license fees	2,942	2,941
Amortization of discount of notes payable	138,945	-
Amortization of debt issuance costs	130,045	-
Amortization of customer acquisition costs	32,745
Depreciation and amortization expense	99,496	85,256
Gain on forgiveness of liabilities	-	(80,656)
Change in assets and liabilities
(Increase) decrease in accounts receivable	(1,287,808)	12,600
(Increase) decrease in inventory	(2,360,616)	37,993
Decrease (increase) in prepaid expenses and other assets	14,961	(103,827)
Increase in accounts payable and accrued liabilities	1,001,970	1,060,016
Increase in deferred revenue	2,760,028	37,060
Net cash used in operating activities	(1,556,732)	(602,218)

Cash flows used in investing activities
Purchase of equipment	(63,082)	-
Net cash used in investing activities	(63,082)	-

Cash flows from financing activities
Proceeds from note payable	300,000	-
Proceeds from the issuance of convertible promissory notes and related warrants	-	510,045
Proceeds from the issuance of common stock and related warrants	1,004,935	-
Proceeds from the issuance of common stock upon warrant exercise	7,813	-
Net cash provided by financing activities	1,312,748	510,045

Net decrease in cash and cash equivalents	(307,066)	(92,173)

Cash and cash equivalents - beginning of period	509,605	189,367

Cash and cash equivalents - end of period	$202,539	$97,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,542	$4,525

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$112,000	$112,000
Accrued sales credits included in customer acquisition costs	$970,500	$-
Conversion of advances payable to debt	$-	$1,036,195
Conversion of debt and accrued interest to equity	$283,446	$134,975
Conversion of accounts payable and other liabilities to equity	$381,169
Conversion of accrued interest to debt	$220,967	$-

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP").

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

Accounts Receivable

Trade accounts receivable are stated at the net realizable value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. No impairment charges were recorded during the three and six months ended June 30, 2014.

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

The only asset or liability measured at fair value on a recurring basis by the Company at June 30, 2014 and December 31, 2013 was cash and cash equivalents, which are considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2014 and December 31, 2013 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2014 and December 31, 2013 approximated the carrying amount as the notes were issued during year ended December 31, 2013 at interest rates prevailing in the market. The convertible promissory notes have not materially changed during the period ended June 30, 2014. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the six months ended June 30, 2014. The Company entered into agreements with three new customers during this period. The Company’s consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additional customer credits towards future deliveries of product totaling $970,500 were accrued in the first quarter of 2014 in accordance with the terms of the customer contracts entered into during the first quarter of 2014. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the six months ended June 30, 2014 was $32,745.

In accordance with the terms of the new customer agreements, the Company made progress billings to three customers a total of $2,760,028, which relate to the future fabrication, delivery and installation of new equipment. This amount is included as deferred revenue at June 30, 2014 and will be shown as revenue in 2014 and 2015 when the equipment is delivered and expected to be commissioned for use by the customers.

The Company generated revenues of $878,597 and $507,790 for the six months ended June 30, 2014 and 2013, respectively. The Company generated revenue for the six months ended June 30, 2014 and 2013 by performing demonstrations of its technology at potential customers and delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2014 or December 31, 2013, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2014 is on deposit in a non-interest-bearing account that is subject to FDIC deposit insurance limits. For the six months ended June 30, 2014, 100% of the Company’s revenue related to four customers. At June 30, 2014 and December 31, 2013, 100% of the Company’s accounts receivable related to one and three customers, respectively.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted this standard in the six months ended June 30, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements since the Company has no items of other comprehensive income in 2014.

In May, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) Summary - The FASB has made available Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: .

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation -Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements or required disclosures.

In June 2014, the FASB issued “Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company elected to early adopt this standard as permitted. Accordingly, beginning with the quarter ended June 30, 2014, the Company will no longer present inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 – Going Concern

The accompanying consolidated financial statements as of June 30, 2014 have been prepared assuming the Company will continue as a going concern. From the period of inception of MES, Inc. (incorporated on December 17, 2008) through June 30, 2014, the Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $23,513,764. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to raise near term financing to fund future operations through a restricted stock or convertible debt-to-equity offering. The Company intends to raise additional equity or debt financing to fund future operations. There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs. No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Inventory

As of June 30, 2014, the Company had begun the production of equipment to be sold to three new customers. $2,277,916 of costs were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales during 2014 and 2015 when the equipment is delivered and commissioned for use by the customer. The Company also held product supply inventory valued at $82,700 as of June 30, 2014.

Note 5 – Property And Equipment, Net

Property and equipment at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Equipment & Installation	$717,918	$717,918
Trucking equipment	63,082	-
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	816,926	753,844

Less: accumulated depreciation	680,268	580,772
Property and equipment, net	$136,658	$173,072

The Company uses the straight-line method of depreciation over 3 to 5 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option on October 1, 2014 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. During the six months ended June 30, 2014 and 2013, respectively, depreciation expense charged to operations was $99,496 and $85,256.

Note 6 – License Agreement

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for the six months ended June 30, 2014 or 2013.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in the six months ended June 30, 2014 or 2013.

License costs capitalized as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013

License	$100,000	$100,000
Less: accumulated amortization	32,353	29,411
License, net	$67,647	$70,589

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the six months ended June 30, 2014 and 2013, amortization expense charged to operations was $2,942 and $2,941, respectively. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. On February 5, 2014, the Company issued 139,319 shares of common stock pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300. Interest expense for the six months ended June 30, 2014 and 2013 was $264 and $2,000, respectively.

Note 8 – Notes Payable

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. The promissory note matures on June 30, 2015. Interest expense for the six months ended June 30, 2014 was $7,542.

Effective June 13, 2014, the Company entered into a promissory note in the amount of $300,000, secured by the expected cash flows from sales to a customer during June 2014, with an unrelated third party to provide cash advances of the same amount. The Company shall make monthly interest payments beginning June 30, 2014 at a fixed interest rate of 3.860% and continuing on a monthly basis until maturity on October 1, 2014. Interest expense for the six months ended June 30, 2014 was $222. On July 24, 2014, the note was repaid in full and canceled at that time.

Note 9 – Advances Payable – Related Party

On June 27, 2013, the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. On June 16, 2014, the Company entered into a debt conversion agreement which converted the remaining principal balance of $4,167 and accrued interest of $216,502 into a certain number of shares of common stock and five year warrants to purchase one additional share of common stock (see note 12). Accrued interest on these advances at June 30, 2014 and December 31, 2013 was $0 and $216,378, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $124 and $42,087, respectively.

Note 10 – Convertible Promissory Notes Payable

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. From March 19, 2014 to May 23, 2014, the Company converted $85,427 of these notes into 85,427 shares of common stock and 21,357 warrants to purchase shares of common stock (see Note 12). Accrued interest of $301,165 was converted to principal by the Company during 2013. Accrued interest on these advances at December 31, 2013 was $178,585, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $185,038, and was converted to principal by the Company on July 1, 2014. Interest expense for the six months ended June 30, 2014 and 2013, was $185,038 and $166,190, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest on these advances at December 31, 2013 was $32,127, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $26,228 and was converted to principal by the Company on July 1, 2014. Interest expense for the six months ended June 30, 2014 and 2013 was $26,228 and $8,645, respectively.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 9) into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 shares of common stock and 435,271 warrants to purchase shares of common stock (see Note 12). Accrued interest at December 31, 2013 was $10,256, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $10,814 and was converted to principal by the Company on July 1, 2014. Interest expense for the six months ended June 30, 2014 and 2013 was $10,814 and $393, respectively.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. From January 30, 2014 to June 24, 2014, the Company converted $82,500 of these notes, along with accrued interest of $1,308, into 167,616 shares of common stock (see Note 12). Accrued interest at December 31, 2013 and interest expense for the year ended December 31, 2013 on these notes was $52,910, and was paid with the issuance of 87,144 shares of common stock in January 2014. Accrued interest at June 30, 2014 on these notes was $203,577 and was paid with the issuance of 184,411 shares of common stock in July 2014. Interest expense for the six months ended June 30, 2014 was $203,507. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for six months ended June 30, 2014 and the year ended December 31, 2013 on this discount was $138,945 and $63,122, respectively.

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

For the year ended December 31,
2014	$150,000
2015	300,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,400,000

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

On October 18, 2011, the Company entered into a 39 month lease for office space in Worthington, Ohio, commencing November 15, 2011. The lease provides for the option to extend the lease under its current terms for three additional years. Rent was abated for the first three months of the lease. Rent is $1,933 per month for months four through fifteen, $1,968 for months 16 through twenty-seven and $2,002 for months twenty-eight through thirty-nine.

On June 1, 2014, the Company entered into a seven month lease for warehouse space in Fairfield, Texas, commencing June 1, 2014. The lease provides for the option to extend the lease on a month to month basis. Rent is $3,000 monthly throughout the term of the lease.

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2014	$31,914
2015	4,004
$35,918

Rent expense was approximately $26,000 and $37,000 for the six months ended June 30, 2014 and 2013, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Litigation

On March 21, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint sought a remedy of the issuance and delivery of 342,340 shares of the Company’s common stock to Mr. Yurisic pursuant to an alleged promise. The Company defended the allegations in Mr. Yurisic’s complaint. In addition, the Company learned that any obligation to Mr. Yurisic was properly the responsibility of Rick MacPherson, the founder of the Company and currently a director. On June 19, 2014, this matter was settled and dismissed per an agreement between the Company, Mr. MacPherson and Mr. Yurisic. The Company did not issue any shares or make any payments to Mr. Yurisic as a result of his complaint. The matter has concluded.

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

On March 19, 2014, the Company issued 25,000 shares of common stock and 6,250 warrants to purchase shares of common stock upon the conversion of a note principal totaling $25,000, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) 1 share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

On March 19, 2014, the Company issued 6,250 shares of common stock upon the exercise of warrants to purchase shares of common stock for $1.25.

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

On May 16, 2014, the Company issued 70,000 shares of common stock upon the partial conversion of a note principal totaling $35,000, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On May 23, 2014, the Company issued 60,427 shares of common stock and 15,107 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $60,427, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) 1 share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

On June 16, 2014, the Company entered into a Debt Conversion Agreement with Richard MacPherson, a director of the Company (“MacPherson”), 3253517 Nova Scotia Limited (the “Nova Scotia Company”) and Eastern Emissions Consultants Incorporated (“Eastern Emissions”). MacPherson is the controlling principal of both the Nova Scotia Company and Eastern Emissions. Pursuant to the Debt Conversion Agreement, the amount of $381,169 (the “MacPherson Debt”) due and owing to MacPherson and Eastern Emissions was converted into 346,518 Units of the Company at a conversion price of $1.10 per Unit with each Unit consisting of one share of the Company’s common stock, and a five-year warrant to purchase one additional share of common stock at an exercise price of $1.10 per share. The MacPherson Debt consisted of (i) $4,167 of remaining principal owing to MacPherson from a prior debt due to MacPherson for advances payable, most of which was converted into equity of the Company in 2013; (ii) $216,502 of accrued interest owing to MacPherson on such prior advances; (iii) $10,500 owing to MacPherson for certain truck rental fees incurred in 2011; and (iv) $150,000 owing to Eastern Emissions for unpaid consulting fees through December 31, 2013 under a Consulting Agreement between the Company and Eastern Emissions entered into as of January 10, 2012. The Units acquired by the Nova Scotia Company have the same terms as the units recently sold to certain accredited investors in a private placement.

On June 24, 2014, the Company issued 41,922 shares of common stock upon the conversion of a note with principal and accrued interest totaling $20,961, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

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

A summary of stock option activity for the quarter ended June 30, 2014 is presented below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	385,458	10.83	5.2	-
Grants	2,010,000	1.10	5.0	-
Cancellations	-	-	-	-
June 30, 2014	2,395,458	2.67	4.6	-

Options exercisable at:
December 31, 2013	385,458	10.83	5.2
June 30, 2014	2,395,458	2.67	4.6

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of five years, historical volatility of 100%, and a risk free interest rate of 3%,

On March 16, 2011, Midwest Energy Emissions issued 50 shares to a consultant for a value of $125,000. The shares were valued at $2,500 per share upon Midwest Energy Emissions' then most recently completed equity financing transactions. These shares were converted into Series B Convertible Preferred Stock upon completion of the Merger on June 21, 2011.

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley received 650,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the six months ended June 30, 2014 and 2013 on the New Kelley Employment Agreement was zero and $258,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris received 1,500,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the six months ended June 30, 2014 and 2013 on the New Norris Employment Agreement was zero and $65,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross received 100,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the six months ended June 30, 2014 and 2013 on the New Gross Employment Agreement was zero and $36,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement (“Sylvester Agreement Amendment”). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester received 250,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the six months ended June 30, 2014 and 2013 on the New Sylvester Employment Agreement was zero and $40,000, respectively.

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

On April 8, 2014, the Company entered into an agreement with Acorn Management Partners, LLC to provide financial advisory, strategic business planning and professional relations services. The agreement is for one year and can be terminated an any time by either party. Compensation under the agreement includes $50,000 of restricted common stock issued quarterly with the number of shares issued determined by dividing $50,000 by the closing price on the first day of each quarter the contract is in force. On April 22, 2014, the Company issued 38,760 shares of common stock based on a current market value of $1.29 per share as determined under the terms of the agreement.

On April 29, 2014, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Chris Greenberg, a current director of the Company, under the Company’s Equity Plan. The options granted are exercisable at $1.50 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options are valued at $265,833 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and John Norris, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options are valued at $85,122 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 10,000 shares each of the Company’s common stock to Chris Greenberg and Jay Rifkin and nonqualified stock options to acquire 25,000 shares of the Company’s common stock to John Norris, current directors of the Company, under the Company’s Equity Plan. The options are granted and exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options are valued at $51,073 in accordance with FASB ASC Topic 718.

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

On June 24, 2013, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. (“ViewTrade”) to act as the Company’s exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company (“Securities”) as such offering may be amended by the Board of Directors of the Company (the “Private Placement”). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. From July 30, 2013 through December 24, 2013, the Company issued ViewTrade cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.50 per share and cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.75 per share as compensation for Securities sold. On January 28, 2014, the Company issued 399,525 shares of common stock upon the cashless exercise of 570,500 warrants to purchase shares of common stock for $0.75 per share based on a current market value of $2.50 per share as determined under the terms of the warrant. Using a Black-Sholes valuation model, these warrants had a value of $475,307 of which $263,053 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $212,254 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investor received a total of 3,805,000 warrants to purchase one share of common stock with an exercise price of $0.75 per share. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Sholes valuation model, these warrants had a value of $841,342 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

On September 19, 2013, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon a closing of the Private Placement, the Company issued to each of Mr. Simonelli and Mr. Howell, cashless warrants with a term of five years to purchase 500,000 shares of common stock with an exercise price of $.50 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes valuation model, these warrants had a value of $377,900 of which $217,937 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $159,963 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement. On January 27, 2014, the Company issued 769,296 shares of common stock upon the cashless exercise of 983,000 of these warrants to purchase shares of common stock for $0.50 per share based on a current market value of $2.30 per share as determined under the terms of the warrant. After the exercise, Mr. Simonelli and Mr. Howell each have 8,500 of these warrants remaining.

On September 30, 2013, the Company granted Bedminster Financial Group, Ltd. (“Bedminster”), as consideration for fund raising services on behalf of the Company, a vested warrant with a term of two years to purchase 13,950 shares of common stock with an exercise price of $1.25 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes valuation model, these warrants had a value of $2,215 which was recorded as debt issuance costs and will be amortized over the life of the notes payables sold by Bedminster.

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

The following table summarizes information about common stock warrants outstanding at June 30, 2014:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364	1.87	$3.30	11,364	$3.30
1.25	29,057	1.59	1.25	29,057	1.25
1.10	1,303,300	4.86	1.10	1,303,300	1.10
1.00	24,000	2.32	1.00	24,000	1.00
0.75	4,240,271	3.94	0.75	4,240,271	0.75
0.50	587,750	4.28	0.50	587,750	0.50
$0.50 - $3.30	6,195,742	4.147		6,195,742

Note 15 – Tax

For the six months ended June 30, 2014, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2014, the Company’s net operating loss carryforward was approximately $21,426,000. The Company’s deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

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

As of June 30, 2014, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the Merger.

Note 17 – Subsequent Events

On July 10, 2014, per an agreement that the Company entered into with Acorn Management Partners, LLC on April 8, 2014 (see note 13), the Company issued 47,619 shares of common stock based on a current market value of $1.05 per share as determined under the terms of the agreement.

On July 14, 2014, the Company issued 50,181 shares of common stock upon the conversion of a note with principal and accrued interest totaling $25,090, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. (“MES, and together with the Company, collectively the “Companies”) entered into a financing agreement (the “Financing Agreement”) with a newly created independent entity, AC Midwest Energy LLC (the “Lender”).  Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the “Note”) maturing July 31, 2018, secured by all the assets of the Companies.  All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments:  (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company.  In addition, the Company issued a five year warrant (the “Warrant”) to the Lender to purchase up to 12,500,000 shares of common stock at $1.00 per share, subject to adjustment in a manner similar to the adjustments on the Note.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% “PIK” or payment in kind for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four.  The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment.  Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity.  In the event of default, the interest rate on the Note will be increased by an additional 3% per annum.  The Financing Agreement contains numerous affirmative obligations and negative covenants.

The Company paid the Lender a fee of $100,000 for issuing the loan, reimbursed it $100,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and  (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender.  The Company incurred additional legal fees and expenses of $126,000 associated with the transaction and per the terms of it promissory note with Tucker Ellis LLP (see note 8), repaid the principal balance outstanding of $300,000 at closing.

In connection with the issuance of the Note, the Company issued the Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the following adjustments:  (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company.  At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis).  In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender’s number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis.  The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender.

In connection with the Financing Agreement, the Lender also entered into an Investor/Registration Rights Agreement, dated as of August 14, 2014, pursuant to which the Lender received demand registration rights requiring the Company, at the direction of the Lender, to register the shares of common stock underlying the Note, the Warrant,  and any 2013 Secured Notes purchased by the Lender (such underlying stock being collectively, the “Registrable Securities”) as well as certain veto rights.  If:  (i) the Company is delayed in getting the applicable registration statement(s) filed or declared effective, (ii) the sales of all of the Registrable Securities  required to be registered (subject to certain permitted cutback requirements) cannot be made pursuant to the  applicable registration statement(s), or (iii) the applicable registration statement(s) is not effective for any reason other than permitted exceptions, then the Investor/Registration Rights Agreement provides penalties, cumulatively capped at 2.5% of the original principal amount of the Note.  The Investor/Registration Rights Agreement also provides that once the Note has been fully paid or converted, and for so long as the Lender continues to hold at least 10% of the issued and outstanding stock of the Company, the Lender’s approval is required before certain major actions may be taken by the Company.

On August 14, 2014, the Companies, the Lender, and each of the holders (“Holders”) of the 2013 Secured Notes entered into an Intercreditor Agreement.  The Intercreditor Agreement provides that the Lender acts as the senior secured lender to the Company in all respects, save for where it chooses to liquidate the Collateral securing the Note, in which event the first net proceeds from liquidation of the Collateral, after all associated costs and expenses, are to be applied to retire the 2013 Secured Notes.  Simultaneous with entering into the Intercreditor Agreement, the Note Agent entered into an allonge (“Allonge”) amending each of the 2013 Secured Notes in the following manner:  (i) extension of the maturity date of all of the 2013 Secured  Notes to July 31, 2018; (ii) elimination of the Company’s right to mandatorily convert the 2013 Secured Notes until any time after December 20, 2016, except in the event of a listing of the Company’s common stock on a national securities exchange, where the conversion of the 2013 Secured Notes is a condition preceding such listing and the Company has maintained a volume weighted average price per share of at least $1.25 for the 20 consecutive trading days prior to the conversion and subject to average volume of at least 50,000 shares per day; (iii) issuance of a “springing warrant” in the event of Lender’s exercise of its purchase option to purchase the 2013 Secured Notes, to be issued as of the date of such purchase, in an amount equal to the number of shares that could have been purchased were the 2013 Secured Notes to have been exercised on such date at .50 cents per share and to run until the later of the original maturity date of the applicable note in question or two years following the date of the issuance of the warrant.

On August 14, 2014, entered into Amendment No.5 of the "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the EERCF.  As a condition to the funding of the $10,000,000 loan, the Lender required consent from EERCF to the collateral assignment of the License Agreement.  The EERCF agreed to provide such consent, subject to entering into the amendment which effectively consolidated language from Amendment No. 4, by increasing by 50,000 shares (from 875,000 to 925,000) the number of shares  of common stock to be issued by the Company to the EERCF and its designees,  in the event the Company exercises its option to purchase the licensed technology from the EERCF.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We develop and employ patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS (“MATS”)rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGUs typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Results of Operations

In the second quarter of 2014, the Company achieved significant growth and a number of milestones. The company announced that its first customer has extended its contract with the Company for an additional three years. This contract extension serves as a very important business development for the Company. We have valued our relationship with this customer highly, dating back to 2011 when we first installed our technology to manage the plant's compliance with its state mercury emissions requirements. Over these three years, the patented Sorbent Enhancement Additive (SEA) solution consistently and accurately performed, and this new three-year contract extension demonstrates confidence from a large customer in our commitment to execution. The contract extension for these two large electric generating units is expected to generate approximately $3 million in revenues annually when MATS takes effect in the second quarter of 2015. After a robust first fiscal quarter of bookings, we now have 13 electric generating units under contract for MATS.

Additionally, in the second quarter the Company announced that it delivered the first of its newly designed mercury-control feeder systems to the site of a major utility customer. This system was designed by ME2C to be operational in both enclosed and outdoor environments, and reduces the required space needed for system operations. This initial equipment delivery is for the first of the 11 electric generating units that the Company contracted for MATS regulations in the first quarter of 2014.

Company performance in the second quarter was strong, as we produced the largest revenue quarter in the Company’s history, at $879,000, an improvement of over 94% versus the second quarter of 2013. Revenue was driven by a mix of demonstrations and product sales used in testing by our newly contracted customers. Deferred revenues within the quarter grew to over $2.7 million, growing 150% over the first quarter of 2014. We anticipate continued growth in our business as the initial compliance date of 2015 for the MATS regulation looms, and demand for mercury control solutions like ours increases.

Revenues

Sales - We generated revenues of approximately $879,000 and $452,000 for the quarter ended June 30, 2014 and 2013, respectively and $879,000 and $508,000 for the six months ended June 30, 2014 and 2013, respectively. The increase during the current year was due to testing being performed at commercial customer sites to prepare for compliance with the MATS rule in the second quarter of 2015. During the six months ended June 30, 2014, we billed customers a total of $2,760,000 for progress billings on new equipment contracts that are associated with new supply contracts. This amount is included in deferred revenue at June 30, 2014 and will be reported as revenue in the second half of 2014 when the equipment is delivered and commissioned for use by the customer. Anticipated revenue from new contracts for equipment signed in the quarter ended June 30, 2014 total approximately $8.4 million and the delivery of this equipment is scheduled to be completed during 2014 and 2015.

Cost and Expenses

Costs and expenses were $1,851,000 and $1,404,000 for the quarter ended June 30, 2014 and 2013, respectively, and were $4,955,000 and $2,452,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable the increase in stock based compensation discussed below in the six months ended June 30, 2013.

Cost of goods sold were $365,000 and $50,000 for the quarter ended June 30, 2014 and 2013, respectively, and were $365,000 and $79,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in 2014 is associated with product purchased for a commercial customer for use in testing performed at one of their sites to prepare for compliance with the MATS rule in the second quarter of 2015.

Operating expenses were $235,000 and $421,000 for the quarter ended June 30, 2014 and 2013, respectively, and were $256,000 and $450,000 for the six months ended June 30, 2014 and 2013, respectively. The decreased costs in 2014 were associated with three demonstrations of our technologies on the power generating units of potential customers performed in 2013. There were two demonstrations performed on the power generating units of potential customers performed during the 2014, however, the scope of these tests was more limited.

License Maintenance Fees were $75,000 and $50,000 for the quarter ended June 30, 2014 and 2013, respectively, and were $150,000 and $100,000 for the six months ended June 30, 2014 and 2013, respectively. The expenses relate to the amortization of the annual maintenance fee.

Selling, general and administrative expenses were $522,000 and $493,000 for the quarter ended June 30, 2014 and 2013, respectively and were $1,013,000 and $970,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in selling, general and administrative expenses during 2014 is primarily attributed to the continued expansion of the efforts to commercialize our technologies.

Professional fee expenses were $110,000 and $80,000 for the quarter ended June 30, 2014 and 2013, respectively, and were $343,000 and $299,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in professional fee expenses during 2014 is primarily attributed to costs incurred related to contract negotiations with customers.

Stock based compensation was $452,000 and $266,000 for the quarter ended June 30, 2014 and 2013, respectively, and $2,693,000 and $466,000 for the six months ended June 30, 2014 and 2013, respectively. In the quarter and six months ended June 30, 2014, these costs were associated with stock options issued to officers, directors and consultants. In the quarter and six months ended June 30, 2013, these costs were associated with the amortization of stock awards included in the employment agreements of officers.

Net Loss

For the quarter ended June 30, 2014 and 2013 we had a net loss from continuing operations of $1,380,000 and $1,004,000, respectively, and for the six months ended June 30, 2014 and 2013 we had a net loss from operations of $4,783,000 and $2,120,000, respectively. This increase from the prior year is primarily associated with increased costs associated with employee stock option grants and increased interest expense associated with increased debt from the prior year.

Other Expense

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $409,000 and $133,000 during the quarter ended June 30, 2014 and 2013, respectively. Interest expense was $707,000 and $256,000 during the six months ended June 30, 2014 and 2013, respectively.

Taxes

As of June 30, 2014, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The Company’s net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of June 30, 2014, our cash and cash equivalents were $203,000. We had a working capital deficit of approximately $1.9 million at June 30, 2014 and we continue to have recurring losses. We anticipate cash needs for working capital and capital expenditures for the next twelve months of approximately $3.0 million. In the past, we have primarily relied upon financing activities and loans from related parties to fund our operations. No assurances can be given that the Company can obtain sufficient working capital through financing activities, borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. Success in our fund raising efforts is crucial. We are actively seeking sources of additional financing in order to maintain and expand our operations and to fund our debt repayment obligations. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Even if we are able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Our current cash flow needs for general overhead, sales and operations is approximately $250,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate that we will be at break-even on a cash flow basis when our revenues reach approximately $12 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins and no assurance can be made that we will be able to achieve this target.

On August 14, 2014, the Company entered into a financing agreement with a newly created independent entity, AC Midwest Energy LLC, pursuant to which, the Company borrowed $10,000,000 from AC Midwest Energy LLC (for more information, see note 17 to the Condensed Consolidated Financial Statements).  It is the belief of management that this financing agreement will allow the Company to fully implement its business plan and sustain its ongoing operations.

Total assets were $6,019,000 at June 30, 2014 versus $1,924,000 at December 31, 2013. The change in total assets is primarily attributable to the increases in inventory and customer acquisition costs associated with the signing of three new customers during the six months ended June 30, 2014 and the associated costs of beginning to fabricate the equipment our customers will need to install at their individual sites. Total current liabilities increased from $1,881,000 at December 31, 2013 to $6,041,000. This increase is primarily attributable to increases in deferred revenue, customer credits and accounts payable associated with the increases to assets noted above.

Operating activities used $1,557,000 of cash during the quarter ended June 30, 2014 compared to $602,000 during the quarter ended June 30, 2013. The increase in cash used for operating activities is primarily attributable to the increases in accounts receivable and inventory that are offset by increased deferred revenue. These changes all relate to the increased business activity associated with the execution of customer contracts signed during the six months ended June 30, 2014.

Investing activities used $63,000 and zero during both the quarter ended June 30, 2014 and 2013, respectively. The increase in 2014 is attributable to the fabrication of product delivery equipment needed to execute on the customer contracts won during the first six months of the year.

Financing activities provided $1,312,000 during the quarter ended June 30, 2014, primarily due to the issuance of common stock and related warrants which provided $1,004,000 and the proceeds from the issuance of notes payable which provided $300,000. Financing activities provided $510,000 during the six months ended June 30, 2013 due to proceeds from the issuance of convertible promissory notes.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation is based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the six months ended June 30, 2014. The Company entered into agreements with three new customers during this period. The Company’s consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additional customer credits towards future deliveries of product totaling $970,500 were accrued in the first quarter of 2014 in accordance with the terms of the customer contracts entered into during the first quarter of 2014. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the six months ended June 30, 2014 was $32,745.

In accordance with the terms of the new customer agreements, the Company made progress billings to three customers a total of $2,760,028, which relate to the future fabrication, delivery and installation of new equipment. This amount is included in deferred revenue at June 30, 2014 and will be shown as revenue in 2014 and 2015 when the equipment is delivered and expected to be commissioned for use by the customers.

The Company generated revenues of $878,597 and $507,790 for the six months ended June 30, 2014 and 2013, respectively. The Company generated revenue for the six months ended June 30, 2014 and 2013 by performing demonstrations of its technology at potential customers and delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDIN

On March 21, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint sought a remedy of the issuance and delivery of 342,340 shares of the Company’s common stock to Mr. Yurisic pursuant to an alleged promise. The Company defended the allegations in Mr. Yurisic’s complaint. In addition, the Company learned that any obligation to Mr. Yurisic was properly the responsibility of Rick MacPherson, the founder of the Company and currently a director. On June 19, 2014, this matter was settled and dismissed per an agreement between the Company, Mr. MacPherson and Mr. Yurisic. The Company did not issue any shares or make any payments to Mr. Yurisic as a result of his complaint. The matter has concluded.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (3)

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 14, 2014	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)