Form 10-Q
period 2014-09-30
Midwest Energy Emissions Corp.
filed 2014-11-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Wilson Bridge Road, Suite 140
Worthington, Ohio	43085
(Address of principal executive office)	(Zip Code)

(614) 505-6115

(Registrant’s Telephone Number, Including Area Code)

___________________________________________________________________________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 40,228,123 outstanding as of November 14, 2014.

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

PART I – FINANCIAL INFOMATION

ITEM 1 – FINANCIAL STATEMENTS

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended September 30, 2014

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,440,837	$509,605
Accounts receivable	718,111	383,859
Inventory	3,575,656	-
Prepaid expenses and other assets	73,837	63,132
Total current assets	12,808,441	956,596

Property and equipment, net	175,399	173,072
License, net	66,177	70,589
Prepaid expenses and other assets	16,234	23,539
Customer acquisition costs, net	1,038,638	-
Debt issuance costs, net	2,455,358	700,011
Total assets	$16,560,247	$1,923,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,115,243	$275,145
Accrued legal and consulting fees	94,502	365,348
Accrued salaries and benefits	382,987	377,213
Deferred revenue	3,603,840	-
Convertible promissory notes payable	1,770,955	-
Customer credits	769,500	-
Other current liabilities	250,000	261,036
Accrued interest - related party	31,318	247,696
Advances payable - related party	-	4,167
Convertible note payable	-	50,000
Notes payable	-	300,000
Total current liabilities	8,018,345	1,880,605

Convertible promissory notes payable, net	5,154,284	4,675,673
Warrant liability	9,801,200	-
Accrued interest	162,214	273,877
Total liabilities	23,136,043	6,830,155

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;
40,024,165 shares issued and outstanding at September 30, 2014
35,299,429 shares issued and outstanding at December 31, 2013	40,024	35,299
Additional paid-in capital	18,879,663	13,789,473
Deficit accumulated during development stage	(25,495,483)	(18,731,120)

Total stockholders' deficit	(6,575,796)	(4,906,348)

Total liabilities and stockholders' deficit	$16,560,247	$1,923,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended September 30, 2014 (Unaudited)	For the Three Months Ended September 30, 2013 (Unaudited)	For the Nine Months Ended September 30, 2014 (Unaudited)	For the Nine Months Ended September 30, 2013 (Unaudited)

Revenues
Product sales	$1,280,043	$355,462	$1,939,095	$478,152
Demonstration and consulting services	93,250	561,740	313,155	946,840

Total revenues	1,373,293	917,202	2,252,250	1,424,992
Costs and expenses:

Cost of goods sold	829,662	206,096	1,194,780	284,844
Operating expenses	469,370	359,373	725,036	809,146
License maintenance fees	75,000	50,000	225,000	150,000
Selling, general and administrative expenses	487,015	438,463	1,500,012	1,408,735
Depreciation and amortization	190,778	48,474	325,961	136,671
Professional fees	120,066	109,846	462,643	409,224
Stock based compensation	468,269	263,119	3,161,473	729,102

Total costs and expenses	2,640,160	1,475,371	7,594,905	3,927,722

Operating loss	(1,266,867)	(558,169)	(5,342,655)	(2,502,730)

Other Income (expense)
Interest expense	(714,852)	(183,849)	(1,421,708)	(439,528)
Gain on forgiveness of liabilities	-	-	-	80,656

Total other income (expense)	(714,852)	(183,849)	(1,421,708)	(358,872)

Net Loss	$(1,981,719)	$(742,018)	$(6,764,363)	$(2,861,602)

NET LOSS PER COMMON SHARE

Basic and Diluted	(0.05)	(0.02)	(0.17)	(0.08)

Weighted average common shares outstanding	39,973,907	35,031,570	38,778,663	33,941,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	$(4,906,348)

Stock issued for services	111,379	111	152,389	-	152,500

Shares issued per 2013 amended license agreement	1,375,000	1,375	(1,375)	-	-

Stock issued for interest on notes payable	271,555	272	256,215	-	256,487

Stock issued upon debt conversion	485,193	485	282,553	-	283,038

Stock and warrants issued upon converstion of liabilities	346,518	347	380,822	-	381,169

Stock issued upon warrant exercise	6,250	6	7,807	-	7,813

Stock issued upon cashless warrant exercise	1,174,059	1,174	(1,174)	-	-

Sale of stock and warrants, net of issuance costs	954,782	955	1,003,980	-	1,004,935

Issuance of stock options	-	-	3,008,973	-	3,008,973

Net loss	-	-	-	(6,764,363)	(6,764,363)

Balance - September 30, 2014	40,024,165	$40,024	$18,879,663	$(25,495,483)	$(6,575,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Nine Months Ended September 30, 2014 (Unaudited)	For the Nine Months Ended September 30, 2013 (Unaudited)
Cash flows from operating activities
Net loss	$(6,764,363)	$(2,861,602)

Adjustments to reconcile net loss
to net cash used in operating activities:
Stock based compensation	3,161,473	729,102
Amortization of license fees	4,412	4,412
Amortization of discount on notes payable	412,951	17,193
Amortization of debt issuance costs	243,821	63,491
Amortization of customer acquisition costs	81,862	-
Depreciation expense	239,687	127,884
PIK interest	160,600	-
Gain on forgiveness of liabilities	-	(80,656)
Change in assets and liabilities		-
Increase in accounts receivable	(484,252)	(71,937)
(Increase) decrease in inventory	(3,575,656)	37,993
Increase in prepaid expenses and other assets	(3,400)	(68,473)
Increase in accounts payable and accrued liabilities	1,210,991	1,021,772
Increase in deferred revenue	3,603,840	-
Decrease in customer credits	(201,000)	-
Net cash used in operating activities	(1,909,034)	(1,080,821)

Cash flows used in investing activities
Purchase of equipment	(124,514)	-
Net cash used in investing activities	(124,514)	-

Cash flows from financing activities
Payment of debt issuance costs	(747,968)	(286,703)
Payment of equity issuance costs	(45,325)	-
Proceeds from notes payable	300,000	-
Payment on note payable	(600,000)	(150,000)
Proceeds from the issuance of convertible promissory notes and related warrants	10,000,000	1,612,545
Proceeds from the issuance of common stock and related warrants	1,050,260	-
Proceeds from the issuance of common stock upon warrant exercise	7,813	-
Net cash provided by financing activities	9,964,780	1,175,842

Net increase in cash and cash equivalents	7,931,232	95,021

Cash and cash equivalents - beginning of period	509,605	189,367

Cash and cash equivalents - end of period	$8,440,837	$284,388

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,853	$9,250
Taxes	$8,037	$11,799

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$229,500	$112,000
Accrued sales credits included in customer acquisition costs	$970,500	$-
Non cash debt issuance costs	$1,121,500	$252,905
Conversion of advances payable to debt	$-	$1,036,195
Conversion of debt and accrued interest to equity	$539,525	$866,211
Conversion of accounts payable and other liabilities to equity	$381,169	$-
Conversion of accrued interest to debt	$603,648	$305,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company") is organized under the laws of the State of Delaware with 100,000,000 authorized shares of common stock, par value $.001 per share.

MES, Inc.

MES, Inc. is incorporated in the State of North Dakota. MES, Inc. is a wholly owned subsidiary of Midwest Energy Emissions Corp. and is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to the SEC's rules and regulations. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's 2013 Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also includes restricted cash of $475,600 as of September 30, 2014.

In addition, per the financing agreement entered into with AC Midwest LLC (the “Lender”) (see Note 9), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender.

Foreign Currency Risk Management

The Company’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Trade accounts receivable are stated at the net realizable value. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. No impairment charges were recorded during the three and nine months ended September 30, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks; however, the Company has certain financial instruments that are embedded derivatives associated with capital raises and common stock purchase warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with FASB ASC 815-10. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion or exercise, the derivative liability is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

Cash and cash equivalents was the only asset measured at fair value on a recurring basis by the Company at September 30, 2014 and December 31, 2013 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of September 30, 2014. There were no liabilities measured at fair value on a recurring basis by the Company at December 31, 2013.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2014 and December 31, 2013 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2014 and December 31, 2013 approximated the carrying amount as the notes were issued during the three months ended September 30, 2014 and year ended December 31, 2013 at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2014. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the statement of operations.

The Company’s derivative liabilities are related to detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engaged an independent valuation firm to perform) is the probability of a future capital raise. By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable. For the Company, the Level 3 financial liability is the derivative liability related to the warrants that include “Down Round Protection” and they were valued using the “Monte Carlo Simulation” technique. This technique, while the majority of inputs are Level 2, necessarily incorporates various assumptions associated with a Capital Raise which are unobservable and, therefore, a Level 3 input.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the nine months ended September 30, 2014. The Company entered into agreements with three new customers during this period. The Company’s consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additionally, customer credits towards future deliveries totaling $970,500 were accrued in accordance with the terms of the customer contracts entered into during the first quarter of 2014. In the three months ended September 30, 2014, $201,000 of this amount was returned to a customer against a paid progress billing on equipment they have purchased. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the nine months ended September 30, 2014 was $81,862.

In accordance with the terms of the new customer agreements, the Company made progress billings to three customers a total of $3,603,840, which relate to the future fabrication, delivery and installation of new equipment. This amount is included as deferred revenue at September 30, 2014 and will be shown as revenue in the fourth quarter of 2014 and during the year ended 2015 when the equipment is delivered and expected to be commissioned for use by the customers.

The Company generated revenues of $2,252,250 and $1,424,992 for the nine months ended September 30, 2014 and 2013, respectively. The Company generated revenue for the nine months ended September 30, 2014 and 2013 by performing demonstrations of its technology at potential customers and delivering product and providing consulting services to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2010 or state tax examinations for years prior to 2009.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2014 or December 31, 2013, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2014 is on deposit in a non-interest-bearing account that is subject to FDIC deposit insurance limits. For the nine months ended September 30, 2014, 100% of the Company’s revenue related to four customers. At September 30, 2014 and December 31, 2013, 100% of the Company’s accounts receivable related to one and three customers, respectively.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted this standard in the nine months ended September 30, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation -Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In June 2014, the FASB issued “Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company elected to early adopt this standard as permitted. Accordingly, beginning with the quarter ended June 30, 2014, the Company no longer presents inception-to-date information in our statements of operations, cash flows, and stockholders’ equity.

In August, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus noncontingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Inventory

As of September 30, 2014, the Company had begun the production of equipment to be sold to three new customers. $3,470,656 of costs were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales during the fourth quarter of 2014 and the year ended 2015 when the equipment is delivered and commissioned for use by the customer. The Company also held product supply inventory valued at $105,000 as of September 30, 2014.

Note 4 - Property And Equipment, Net

Property and equipment at September 30, 2014 and December 31, 2013 are as follows:

	September 30	December 31
	2014	2013

Equipment & Installation	$787,918	$717,918
Trucking equipment	154,911	-
Mixing Equipment	17,103	-
Office equipment	23,941	23,941
Computer equipment	11,985	11,985
Total Equipment	995,858	753,844

Less: accumulated depreciation	820,459	580,772
Property and equipment, net	$175,399	$173,072

The Company uses the straight-line method of depreciation over 3 to 5 years. During the year ended December 31, 2011, the Company installed equipment with a total cost of $1,499,080 at the site of its first commercial customer in Centralia, Washington. This equipment is subject to a bargain purchase option exercisable on October 1, 2014 and the Company also bears the cost of asset retirement at the end of the commercial contract should the customer not exercise the purchase option. The Company believes that if required to retire, the scrap value of the equipment would offset the cost of removal. During the nine months ended September 30, 2014 and 2013, respectively, depreciation expense charged to operations was $239,687 and $127,884.

Note 5 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to this agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement now applies to 25 domestic and foreign patents and patent applications.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for the nine months ended September 30, 2014 or 2013.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in the nine months ended September 30, 2014 or 2013.

License costs capitalized as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013

License	$100,000	$100,000
Less: accumulated amortization	33,823	29,411
License, net	$66,177	$70,589

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the nine months ended September 30, 2014 and 2013, amortization expense charged to cost and expenses was $4,412. Estimated amortization for each of the next five years is approximately $5,900.

Note 6 - Convertible Note Payable

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which the party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. On February 5, 2014, the Company issued 139,319 shares of common stock pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300 and the agreement was terminated. Interest expense for the nine months ended September 30, 2014 and 2013 was $264 and $3,000, respectively.

Note 7 - Notes Payable

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. On August, 14, 2014, the Company repaid the outstanding principal balance and all unpaid accrued interest and the note was canceled. Interest expense for the nine months ended September 30, 2014 and 2013 was $9,375 and $3,750, respectively.

Effective June 13, 2014, the Company entered into a promissory note in the amount of $300,000, secured by the expected cash flows from sales to a customer during June 2014, with an unrelated third party to provide cash advances of the same amount. The Company shall make monthly interest payments beginning June 30, 2014 at a fixed interest rate of 3.860% and continuing on a monthly basis until maturity on October 1, 2014. Interest expense for the nine months ended September 30, 2014 was $984. On July 24, 2014, the note was repaid in full and canceled at that time.

Note 8 - Advances Payable – Related Party

On June 27, 2013, the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. On June 16, 2014, the Company entered into a debt conversion agreement which converted the remaining principal balance of $4,167 and accrued interest of $216,502 into a certain number of shares of common stock and five year warrants to purchase one additional share of common stock (see note 12). Accrued interest on these advances at September 30, 2014 and December 31, 2013 was $0 and $216,378, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $124 and $42,087, respectively.

As of September 30, 2014, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011. This amount is accrued in other current liabilities on the accompanying condensed consolidated balance sheet

Note 9 - Convertible Promissory Notes Payable and Warrants

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes are unsecured, have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. During the nine months ended September 30, 2014, the Company converted $97,601 of these notes into 97,601 shares of common stock and 24,401 warrants to purchase shares of common stock (see Note 12). Accrued interest of $301,165 was converted to principal by the Company during 2013. Accrued interest on these advances at December 31, 2013 was $178,585, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $185,038, and was converted to principal by the Company on July 1, 2014. Per the financing agreement entered into with AC Midwest LLC (the “Lender”) (see below), the Company is required to pay all interest accruing on these notes with payment in kind interest. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender. Interest expense for the nine months ended September 30, 2014 and 2013, was $286,190 and $255,482, respectively.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes are unsecured, have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest on these advances at December 31, 2013 was $32,127, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $26,228 and was converted to principal by the Company on July 1, 2014. Per the financing agreement entered into with the Lender (see below), the Company is required to pay all interest accruing on these notes with payment in kind interest. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender. Interest expense for the nine months ended September 30, 2014 and 2013 was $40,128 and $19,977, respectively.

On June 27 and June 30, 2013, the Company converted advances payable from related parties (see Note 8) into convertible notes totaling $1,036,195. The notes are unsecured, have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 shares of common stock and 435,271 warrants to purchase shares of common stock (see Note 12). Accrued interest at December 31, 2013 was $10,256, and was converted to principal by the Company on January 1, 2014. Accrued interest at June 30, 2014 on these notes was $10,814 and was converted to principal by the Company on July 1, 2014. Per the financing agreement entered into with the Lender (see below), the Company is required to pay all interest accruing on these notes with payment in kind interest. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender. Interest expense for the nine months ended September 30, 2014 and 2013 was $16,546 and $17,193, respectively.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Company at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. From January 30, 2014 to June 24, 2014, the Company converted $122,500 of these notes, along with accrued interest of $1,635, into 248,272 shares of common stock (see Note 12). Accrued interest at December 31, 2013 and interest expense for the year ended December 31, 2013 on these notes was $52,910, and was paid with the issuance of 87,144 shares of common stock in January 2014. Accrued interest at June 30, 2014 on these notes was $203,577 and was paid with the issuance of 184,411 shares of common stock in July 2014. Interest expense for the nine months ended September 30, 2014 was $249,713. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for nine months ended September 30, 2014 and 2013 on this discount was $193,130 and $17,193, respectively.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or “PIK” for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Accrued interest of $160,600, and was converted to principal by the Company during the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2014 was $160,600.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (See Note 15). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC, “Drexel”) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. The Company incurred legal fees and expenses of $169,000 associated with the transaction. Pursuant with the terms of it’s promissory note with Tucker Ellis LLP (see note 7), repaid the principal balance outstanding of $300,000 at closing. The total transaction costs incurred in connection with the issuance of the Note were $1,999,169, including the warrants to Drexel which were valued at $1,251,200 in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model (see Note 10).

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

Note 10 - Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (Note 14). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued is $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of September 30, 2014, there was no significant change to the fair value of these warrants.

Note 11 - Commitments and Contingencies

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

For the year ended December 31
2014	$75,000
2015	300,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,325,000

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

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,259.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

2014	$15,007
2015	4,004
$19,011

Rent expense was approximately $63,000 and $53,000 for the nine months ended September 30, 2014 and 2013, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Litigation

On March 21, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint sought a remedy of the issuance and delivery of 342,340 shares of the Company’s common stock to Mr. Yurisic pursuant to an alleged promise (while the complaint did demand 342,340 shares; the settlement and correct number of shares was 273,872). In the course of its investigation the Company learned that any obligation to Mr. Yurisic was properly the responsibility of Rick MacPherson, the founder of the Company and currently a director. By June 19, 2014, this matter was settled and dismissed per an agreement between the Company, Mr. MacPherson, his company 3253517 Nova Scotia Limited and Mr. Yurisic. The Company did not issue any shares or make any payments to Mr. Yurisic as a result of his complaint. The matter has concluded with all claims related to the complaint being dismissed with prejudice.

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

From April 21, 2014 to May 8, 2014, the Company sold securities to unaffiliated accredited investors totaling $1,050,260. The securities consist of units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase one shares of common stock of the Issuer at an exercise price of $1.10 per share. The price of each unit was $1.10 and 954,782 units were sold. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 9).

On May 16, 2014, the Company issued 70,000 shares of common stock upon the partial conversion of a note principal totaling $35,000, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On May 23, 2014, the Company issued 60,427 shares of common stock and 15,107 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $60,427, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

On June 16, 2014, the Company entered into a Debt Conversion Agreement with Richard MacPherson, a director of the Company (“MacPherson”), 3253517 Nova Scotia Limited (the “Nova Scotia Company”) and Eastern Emissions Consultants Incorporated (“Eastern Emissions”). MacPherson is the controlling principal of both the Nova Scotia Company and Eastern Emissions. Pursuant to the Debt Conversion Agreement, the amount of $381,169 (the “MacPherson Debt”) due and owing to MacPherson and Eastern Emissions was converted into 346,518 Units of the Company at a conversion price of $1.10 per Unit with each Unit consisting of one share of the Company’s common stock, and a five-year warrant to purchase one additional share of common stock at an exercise price of $1.10 per share. The MacPherson Debt consisted of (i) $4,167 of remaining principal owing to MacPherson from a prior debt due to MacPherson for advances payable, most of which was converted into equity of the Company in 2013; (ii) $216,502 of accrued interest owing to MacPherson on such prior advances; (iii) $10,500 owing to MacPherson for certain truck rental fees incurred in 2011; and (iv) $150,000 owing to Eastern Emissions for unpaid consulting fees through December 31, 2013 under a Consulting Agreement between the Company and Eastern Emissions entered into as of January 10, 2012. The Units acquired by the Nova Scotia Company have the same terms as the units recently sold to certain accredited investors in a private placement. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 9).

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

On August 28, 2014, the Company issued 30,475 shares of common stock upon the conversion of a note with principal and accrued interest totaling $15,237, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On September 22, 2014, the Company issued 12,174 shares of common stock and 3,044 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $12,174, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

On September 25, 2014, the Company issued 5,238 shares of common stock upon the cashless exercise of 10,000 warrants to purchase shares of common stock for $0.50 per share based on a current market value of $1.05 per share as determined under the terms of the warrant.

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

On May 6, 2009, the Board of Directors adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on June 19, 2009, an amendment to the 2005 Plan that increased the number of shares subject to the Stock Plan. The total number of shares subject to the Stock Plan was revised to 454,545. On October 9, 2014, the Board of Directors terminated this plan upon the approving an amendment to the 2014 Equity Incentive Plan.

On January 10, 2014, the Board of Directors of the Company approved and adopted the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the “Equity Plan”). The number of shares of the Company’s Common Stock that may be issued under the Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events. Eligible participants under the Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company. On October 9, 2014 the Board of Directors approved and adopted the First Amendment to the plan which increased the number of shares issuable under the plan to 7,500,000.

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

A summary of stock option activity for the quarter ended September 30, 2014 is presented below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	385,458	10.83	5.2	-
Grants	2,610,000	1.11	5.0	-
Cancellations	-	-	-	-
September 30, 2014	2,995,458	2.36	4.5	-

Options exercisable at:
December 31, 2013	385,458	10.83	5.2
September 30, 2014	2,995,458	2.36	4.5

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 72.8%, and a risk free interest rate of 3%.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley received 650,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the nine months ended September 30, 2014 and 2013 on the New Kelley Employment Agreement was zero and $388,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and are valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris received 1,500,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the nine months ended September 30, 2014 and 2013 on the New Norris Employment Agreement was zero and $97,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross received 100,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the nine months ended September 30, 2014 and 2013 on the New Gross Employment Agreement was zero and $53,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the “New Sylvester Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement (“Sylvester Agreement Amendment”). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester received 250,000 stock unit awards, which replaced the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has achieved a minimum of $3.5 million in working capital through its operations and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the nine months ended September 30, 2014 and 2013 on the New Sylvester Employment Agreement was zero and $70,000, respectively.

On January 1, 2014, the Company granted nonqualified stock options to acquire 250,000 shares each of the Company’s common stock to Jim Trettel and Keith McGee. The options granted are exercisable at $0.595 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $224,850 in accordance with FASB ASC Topic 718.

On January 30, 2014, the Company granted the following nonqualified stock options to acquire an aggregate of 1,140,000 shares of the Company’s common stock under the Company’s Equity Plan:

Alan Kelley	500,000
John Norris	150,000
Rich Gross	100,000
Marc Sylvester	250,000
Jay Rifkin	105,000
Chris Greenberg	35,000
1,140,000

The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $1,963,825 in accordance with FASB ASC Topic 718.

On January 31, 2014, pursuant to a representation agreement to provide public and investor relations services, the Company issued QualityStocks, LLC 25,000 shares of common stock. The shares were valued at $52,500.

On April 8, 2014, the Company entered into an agreement with Acorn Management Partners, LLC to provide financial advisory, strategic business planning and professional relations services. The agreement is for one year and can be terminated an any time by either party. Compensation under the agreement includes $50,000 of restricted common stock issued quarterly with the number of shares issued determined by dividing $50,000 by the closing price on the first day of each quarter the contract is in force. On April 22, 2014, the Company issued 38,760 shares of common stock based on a current market value of $1.29 per share as determined under the terms of the agreement. On July 10, 2014, the Company issued 47,619 shares of common stock based on a current market value of $1.05 per share as determined under the terms of the agreement.

On April 29, 2014, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Chris Greenberg, a current director of the Company, under the Company’s Equity Plan. The options granted are exercisable at $1.50 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $265,833 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and John Norris, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $85,122 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 10,000 shares each of the Company’s common stock to Chris Greenberg and Jay Rifkin and nonqualified stock options to acquire 25,000 shares of the Company’s common stock to John Norris, current directors of the Company, under the Company’s Equity Plan. The options are granted and exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $51,073 in accordance with FASB ASC Topic 718.

On September 1, 2014, the Company granted nonqualified stock options to acquire 500,000 shares of the Company’s common stock to Keith McGee. The options granted are exercisable at $1.15 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $353,683 in accordance with FASB ASC Topic 718.

On September 19, 2014, the Company granted nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Robert W. O’Neal. The options granted are exercisable at $1.05 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $64,586 in accordance with FASB ASC Topic 718.

Note 14 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 72.8%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

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

On September 19, 2013, pursuant to an agreement dated as of March 20, 2013, by and among the Company, John Simonelli and Larry Howell, upon a closing of the Private Placement, the Company issued to each of Mr. Simonelli and Mr. Howell, cashless warrants with a term of five years to purchase 500,000 shares of common stock with an exercise price of $.50 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes valuation model, these warrants had a value of $377,900 of which $217,937 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $159,963 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement. On January 27, 2014, the Company issued 769,296 shares of common stock upon the cashless exercise of 983,000 of these warrants to purchase shares of common stock for $0.50 per share based on a current market value of $2.30 per share as determined under the terms of the warrant. After the exercise, Mr. Simonelli and Mr. Howell each have 8,500 of these warrants remaining. In May 2014, the remaining warrants were transferred to by Mr. Simonelli and Mr. Howell to third parties. On September 22, 2014, the Company issued 5,238 shares of common stock upon the cashless exercise of 10,000 of these warrants to purchase shares of common stock for $0.50 per share based on a current market value of $1.05 per share as determined under the terms of the warrant.

On April 21, 2014, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. to act as a placement agent for the Company in connection with its private placement offering that was opened on March 19, 2014. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 8% of the shares of common stock sold to investors that are introduced to the Company by ViewTrade. On May 8, 2014, the Company issued ViewTrade cashless warrants with a term of five years to purchase 2,000 shares of common stock with an exercise price of $1.10 per share as compensation for the shares of common stock sold to such investors. The agreement was terminated on May 14, 2014. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 9).

On August 14, 2014, in connection with the issuance of the Note to Lender (see Note 9), the Company issued the Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the following adjustments: (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company. At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender’s number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender.

On August 14, 2014, the Company issued to Drexel, the placement agent for the Financing Agreement (see Note 9) (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender.

The following table summarizes information about common stock warrants outstanding and exercisable at September 30, 2014:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364	1.61	$3.30	11,364	$3.30
1.25	32,101	1.40	1.25	32,101	1.25
1.06	1,303,300	4.61	1.06	1,303,300	1.06
1.00	13,324,000	4.87	1.00	13,324,000	1.00
0.75	4,240,271	3.69	0.75	4,240,271	0.75
0.50	1,577,750	4.56	0.50	1,577,750	0.50
$0.50 - $3.30	20,488,786	4.58		20,488,786

Note 15 - Tax

Stock-Based Compensation

For the nine months ended September 30, 2014 and 2013, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014, the Company’s net operating loss carryforward was approximately $23,408,000. The Company’s deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 - Subsequent Events

On October 6, 2014, the Company issued 153,958 shares of common stock upon the conversion of a note with principal and accrued interest totaling $65,090, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On October 9, 2014, per an agreement that the Company entered into with Bristol Institutional Relations, the Company issued 50,000 shares of common stock. The shares were valued at $44,000.

The Company expects to enter into an employment agreement with John Pavlish to be effective on or after November 16, 2014. On November 12, 2014, the Board of Directors approved the proposed contract terms which include the issuance of stock options for the purchase of shares of the Company’s common stock in the aggregate amount of three million shares, two million of which would be issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company’s 2014 Equity Incentive Plan. These options are to vest two years after the original grant date, subject to his continued employment.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We develop and employ patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS (“MATS”) rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned and the plant design. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay and we expect future clients will pay us periodically (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, but they do not operate all the time. EGUs typically are not operated due to maintenance reasons or when the price of power in the market is less than their cost to produce that power. As a result, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Results of Operations

The Company’s performance in the third quarter was strong, as we produced the largest revenue quarter in the Company’s history, at $1,373,000, an improvement of approximately 50% versus the third quarter of 2013. Revenue was driven by product sales used in testing by our newly contracted customers. Deferred revenues within the quarter grew to over $3.6 million.

During 2014, the Company achieved significant growth and a number of milestones. In the second quarter, the Company announced that its first customer has extended its contract with the Company for an additional three years. This contract extension serves as a very important business development for us. We have valued our relationship with this customer highly, dating back to 2011 when we first installed our technology to manage the plant's compliance with its state mercury emissions requirements. Over these three years, the patented Sorbent Enhancement Additive (SEA) solution consistently and accurately performed, and this new three-year contract extension demonstrates confidence from a large customer in our commitment to execution. The contract extension for these two large electric generating units is expected to generate approximately $3 million in revenues annually when MATS takes effect in the second quarter of 2015. We now have 13 electric generating units under contract for MATS.

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

We anticipate continued growth in our business as the initial compliance date of 2015 for the MATS regulation looms, and demand for mercury control solutions increases.

Revenues

Sales - We generated revenues of approximately $1,373,000 and $917,000 for the quarter ended September 30, 2014 and 2013, respectively, and $2,252,000 and $1,425,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase during the current year was due to product delivered for tests being performed by commercial customer sites to prepare for compliance with the MATS rule in the second quarter of 2015. During the nine months ended September 30, 2014, we billed customers a total of $3,576,000 for progress billings on new equipment contracts that are associated with new supply contracts. This amount is included in deferred revenue at September 30, 2014 and will be reported as revenue in 2014 and 2015 when the equipment is delivered and commissioned for use by the customer. Anticipated revenue from new contracts for equipment signed in the quarter ended September 30, 2014 total approximately $8.4 million and the delivery of this equipment is scheduled to be completed during 2014 and 2015.

Cost and Expenses

Costs and expenses were $2,640,000 and $1,475,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $7,595,000 and $3,928,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable the increases in cost of goods sold and stock based compensation discussed below in the nine months ended September 30, 2014.

Cost of goods sold were $830,000 and $206,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $1,195,000 and $285,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in 2014 is associated with product purchased for a commercial customer for use in testing performed at their sites to prepare for compliance with the MATS rule in the second quarter of 2015.

Operating expenses were $469,000 and $359,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $725,000 and $809,000 for the nine months ended September 30, 2014 and 2013, respectively. The decreased costs in 2014 were associated with six demonstrations of our technologies on the power generating units of potential customers performed in 2013. There were four demonstrations performed on the power generating units of potential customers performed during 2014, however, the scope of these tests was more limited. This decrease is offset in the three months ended September 30, 2014 with increased labor and technical consulting costs associated with assisting our customers with testing being performed at their sites.

License Maintenance Fees were $75,000 and $50,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $225,000 and $150,000 for the nine months ended September 30, 2014 and 2013, respectively. The expenses relate to the amortization of the annual maintenance fee.

Selling, general and administrative expenses were $487,000 and $438,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $1,500,000 and $1,408,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in selling, general and administrative expenses during 2014 is primarily attributed to the continued expansion of the efforts to commercialize our technologies.

Depreciation and amortization was $191,000 and $48,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $326,000 and $137,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in depreciation and amortization in 2014 is attributable to accelerated depreciation incurred on the equipment held on our customer’s site in and amortization of customer acquisition costs which began in the second quarter of 2014.

Professional fee expenses were $120,000 and $110,000 for the quarter ended September 30, 2014 and 2013, respectively, and were $463,000 and $409,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in professional fee expenses during 2014 is primarily attributed to costs incurred related to the continued expansion of our business operations.

Stock based compensation was $468,000 and $263,000 for the quarter ended September 30, 2014 and 2013, respectively, and $3,161,000 and $729,000 for the nine months ended September 30, 2014 and 2013, respectively. In the quarter and nine months ended September 30, 2014, these costs were associated with stock options issued to officers, directors and consultants. In the quarter and nine months ended September 30, 2013, these costs were associated with the amortization of stock awards included in the employment agreements of officers.

Net Loss

For the quarter ended September 30, 2014 and 2013 we had a net loss from continuing operations of $1,982,000 and $742,000, respectively, and for the nine months ended September 30, 2014 and 2013 we had a net loss from operations of $6,764,000 and $2,862,000, respectively. This increase from the prior year is primarily associated with increased costs associated with employee stock option grants and increased interest expense associated with increased debt from the prior year.

Other Expense

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $715,000 and $184,000 during the quarter ended September 30, 2014 and 2013, respectively. Interest expense was $1,422,000 and $440,000 during the nine months ended September 30, 2014 and 2013, respectively. The outstanding principal balances of convertible promissory notes were $15,841,000 and $4,704,000 at September 30, 2014 and 2013, respectively. Interest expense incurred for the amortization of the discount on notes payable and debt issuance costs totaled $657,000 and $81,000 in the nine months ended September 30, 2014 and 2013, respectively.

Taxes

As of September 30, 2014, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The Company’s net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. On August 14, 2014, the Company entered into a financing agreement with a newly created independent entity, AC Midwest Energy LLC, pursuant to which, the Company borrowed $10,000,000 from AC Midwest Energy LLC (for more information, see Note 9 to the Condensed Consolidated Financial Statements). Management believes that this financing agreement should allow the Company to implement its business plan and sustain its ongoing operations.

As of September 30, 2014, our cash and cash equivalents were $8.4 million and we had a working capital of approximately $6.6 million. Per the financing agreement entered into with the AC Midwest, LLC , the Company is required to pay all interest accruing on unsecured convertible promissory notes with payment in kind interest. Also, should the Company be unable to raise sufficient capital to pay off such notes at their maturity or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the lender. Unsecured notes with a current principal balance of $3.2 million mature during 2015. Also, we continue to have recurring losses and anticipate cash needs for working capital and capital expenditures for the next twelve months of approximately $4.0 million. With our expected gross margins on customer contracts announced during 2014, we anticipate that we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins and our effective operating performance and. No assurance can be made that we will be able to achieve our operating performance goals or execute on the awarded customer contracts.

Total assets were $16,560,000 at September 30, 2014 versus $1,924,000 at December 31, 2013. The change in total assets is primarily attributable to the increases in inventory and customer acquisition costs associated with the signing of three new customers during the nine months ended September 30, 2014, the associated costs of beginning to fabricate the equipment our customers will need to install at their individual sites and debt issuance costs associated with the financing agreement with AC Midwest Energy, LLC. Total current liabilities increased from $1,881,000 at December 31, 2013 to $8,018,000 at September 30, 2014. This increase is primarily attributable to increases in deferred revenue, customer credits and accounts payable associated with the increases to assets noted above and the reclassification of convertible promissory notes payable with maturity dates within the next twelve months.

Operating activities used $1,909,000 of cash during the quarter ended September 30, 2014 compared to $1,081,000 during the quarter ended September 30, 2013. The increase in cash used for operating activities is primarily attributable to the increases in accounts receivable and inventory that are offset by increased deferred revenue. These changes all relate to the increased business activity associated with the execution of customer contracts signed during the nine months ended September 30, 2014.

Investing activities used $125,000 and zero during nine months ended September 30, 2014 and 2013, respectively. The increase in 2014 is attributable to the fabrication of product delivery equipment needed to execute on the customer contracts won during the first nine months of the year.

Financing activities provided $9,965,000 during the quarter ended September 30, 2014, primarily due to the issuance of common stock and related warrants which provided $1,005,000 and the proceeds from the issuance of convertible note payable which provided $10,000,000. These increase were offset by the payment of $748,000 of debt issuance costs and net principal payments of $300,000 made on notes payable during the period. Financing activities provided $1,176,000 during the nine months ended September 30, 2013 due to proceeds from the issuance of convertible promissory notes. In connection with the issuance of the convertible note in 2014, the Company issued the noteholder a five year warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share. The Company also paid the noteholder a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the placement agent for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share. The Company incurred additional legal fees and expenses of $169,000 associated with the transaction. The total transaction costs incurred in connection with the issuance of the convertible note were $1,999,000, including the warrants issued to the placement agent which were valued at $1,251,000.

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

The Company recorded customer acquisition costs totaling $1,120,500 during the nine months ended September 30, 2014. The Company entered into agreements with three new customers during this period. The Company’s consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additional customer credits towards future deliveries totaling $970,500 were accrued in the first quarter of 2014 in accordance with the terms of the customer contracts entered into during the first quarter of 2014. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the nine months ended September 30, 2014 was $81,862.

In accordance with the terms of the new customer agreements, the Company made progress billings to three customers a total of $2,760,028, which relate to the future fabrication, delivery and installation of new equipment. This amount is included as deferred revenue at September 30, 2014 and will be shown as revenue in 2014 and 2015 when the equipment is delivered and expected to be commissioned for use by the customers.

The Company generated revenues of $2,252,250 and $1,424,992 for the nine months ended September 30, 2014 and 2013, respectively. The Company generated revenue for the nine months ended September 30, 2014 and 2013 by performing demonstrations of its technology at potential customers and delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2014 or December 31, 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 72.8%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

MEEC is currently not involved in any litigation.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% “PIK” or payment in kind for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Accrued interest of $160,600, and was converted to principal by the Company during the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2014 was 160,600.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (See Note 15). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. The Company incurred legal fees and expenses of $169,000 associated with the transaction.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit Number	Description

10.1*	Financing Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and the Lender dated as of August 14, 2014. (1)
10.2*	Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of August 14, 2014. (1)
10.3*	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014. (1)
10.4*	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014. (1)
10.5*	Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy, LLC dated August 14, 2014 dated as of August 14, 2014. (1)
10.6*	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014. (1)
10.7*	Amendment No. 5 to License Agreement among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environment Research Center Foundation dated as of August 14, 2014. (1)
31.1*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

___________

* Filed herewith.

(1) Incorporated by reference to Form 8-K filed August 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 14, 2014	By:	/s/ R. Alan Kelley
R. Alan Kelley
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

