Form 10-K
period 2014-12-31
Midwest Energy Emissions Corp.
filed 2015-03-20
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

Commission file number: 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 D Enterprise Dr., Lewis Center, Ohio 43035

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,396,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 20, 2015 was 40,451,388.

TABLE OF DEFINED TERMS

TERM	DEFINITION

BAC	Brominated Powdered Activated Carbon

EERC	Energy and Environmental Research Center

EGU	Electric Generating Unit

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

Hg	Mercury

IGCC	Integrated Gasification Combined Cycle

MATS	Mercury and Air Toxics Standards

MEEC	Midwest Energy Emissions Corp.

MW	Megawatt

NOx	Oxides of Nitrogen

OTCQB	Over The Counter Venture Marketplace

PAC	Powdered Activated Carbon

SCR	Selective Catalytic Reduction

SEC	U.S. Securities and Exchange Commission

SOx	Oxides of Sulfur

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MEEC’s filings and with the Securities and Exchange Commission. See “Risk Factors” in Item 1A.

ITEM I – BUSINESS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “MEEC”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly-owned subsidiaries.

Background

Midwest Energy Emissions Corp., a Delaware corporation, is an environmental services company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units. Our business plan is to deliver cost-effective mercury capture technologies to coal-fired power plants in the United States, Canada, Europe and Asia. We believe that our patented, proprietary technology allows customers to meet the highly restrictive standards the U.S. Environmental Protection Agency (EPA) issued on December 21, 2011 for mercury emissions in an effective and economical manner with the least disruption to the current equipment and on-going operations.

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

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midwest pursuant to which at closing China Youth Media Merger Sub, Inc., the Company’s wholly-owned subsidiary formed for the purpose of the merger (the “Merger Sub”), merged into Midwest, the result of which Midwest would become the Company’s wholly-owned subsidiary (the “Merger”). The Merger closed effective on June 21, 2011 (the “Closing”). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest and with Midwest surviving as a wholly-owned subsidiary of China Youth Media, Inc. Effective at the time of the Closing, Midwest changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, China Youth Media, Inc. (i) changed its corporate name from “China Youth Media, Inc.” to “Midwest Energy Emissions Corp.”, (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) (the “Reverse Stock Split”) and (iii) changed the number of authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000. Pursuant to an additional Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of November 18, 2014, the number of authorized shares of common stock was increased to 150,000,000.

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

As a result of the Merger, our business is now focused on the delivery of mercury capture technologies to power plants in North America, Europe and Asia. Our prior businesses - focusing on youth marketing and media in China by providing advertisers and corporations with direct and centralized access to China’s massive but difficult to reach student population, including the business of aggregation and distribution of international content and advertising for Internet or online consumption in China - have been terminated.

In November 2011, MEEC moved its corporate headquarters to Worthington, Ohio and on March 1, 2015 moved its corporate headquarters to 670 D Enterprise Drive, Lewis Center, Ohio 43035. We currently have 12 fulltime employees.

Regulations & Markets

The markets for mercury removal from plant emissions are largely driven by regulations (state, provincial and federal). Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as MEEC.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The new MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one year extension in cases of hardship, ruled on by State EPA’s where the plant is domiciled) from April 16, 2012, to comply with the new emission limits.

The new MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, the EPA estimated that there were approximately 1,400 units affected by this new rule, approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power stations. Since this time, we believe that of the 1100 EGUs, as many as 300 have been shuttered, or will soon be shuttered, as a result of this regulation, and due to competitive disadvantage to newer or gas-fired EGUs. The remaining 800-850 EGU’s will remain competitive in the power market for the long-term, foreseeable future, we believe, and make up the large mercury-emissions control market we sell into.

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle [IGCC] units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule sets nationwide emission limits and is estimated to reduce mercury emissions in coal-fired plants by about 90%.

Overall, the EPA estimated the total national annual cost of the MATS rule would be $9.6 billion.

These on-going annual operating costs increases include all functions of the MATS regulation, and not just mercury emissions reductions. It is also important to note that a number of states currently have regulations to limit mercury emissions, and these regulations remain in place until or unless superseded by MATS in 2015. Finally, we estimate that over half of the utility industry EGU’s applied for and received the one-year extension for compliance. The deadline for applications for this extension has since passed as of December 17, 2014.

With the adoption of the MATS rule, utilities have and will explore and have conducted and will conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies available to reduce mercury emissions, but they do not all work consistently or cost-effectively for every plant design or for all of the various types of coal. The most common technology employed to reduce mercury emissions is the injection of powdered activated carbon (“PAC”) or brominated PAC (“BAC”) into the flue-gas of an EGU after the boiler itself but in front of the Electro-Static Precipitators (“ESP”). Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

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

Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal. We believe about 40% of the mercury in the post-combustion flue-gas exists in the oxidized state. Mercury is found in only tiny trace amounts in coal and its presence is difficult to detect. It is in the burning of millions of tons of coal that these trace amounts become problematic, and why MATS was promulgated.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is a Selective Catalytic Reduction (“SCR”) system which can be installed to achieve high levels of removal of NOx. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a Scrubber, we estimate that the EGU might achieve an overall reduction of 80-85% of the mercury in many types of coal. The exact level of mercury emission reductions depends on the designs of these systems and the types of coal being burned.

It is thus anticipated that the large majority of the over 800 coal-fired EGUs in the U.S. will employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system will be the primary removal method or such a system will likely be employed as a supplemental system to SCR/Scrubber combinations to achieve the new emission limits.

MEEC’s Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The EERC Foundation obtained patents on this technology. MEEC has an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships” for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation, we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement. In 2013 and 2014, EERC and MEEC negotiated significant amendments to their agreement which strengthened the existing patent rights of MEEC, eliminated certain contract provisions and compliance issues and restructured license maintenance and royalty fee schedules and issued an equity interest in MEEC to EERC.

In 2010, we were awarded our first commercial contract to design, build and install our solution on two large (670MW each) coal units in the western part of the U.S. This was a multi-million dollar, three year renewable contract, which was awarded as a result of a competitive demonstration process. We invested more than $1.4 million in the capital equipment for this project. Our systems out-performed the contract guarantees in all operational areas during startup and testing and went into commercial operation at the start of 2012. The system is used for mercury control whenever the plant is in operation.

Early in 2014 MEEC signed an agreement with a major utility to provide mercury control system for their fleet of nine EGUs. Shortly thereafter, also in the 1sthalf of 2014, we signed an agreement with two electric cooperatives to provide mercury control for each of their single, large coal units, while winning a new, three year contract extension with our first customer on their two units. In November 2014, we contracted on two units with a utility in the upper Midwest, bringing our total of EGUs under contract for MATS to 15 at year-end 2014. In May of 2014, we estimated that nine of our EGUs under contract at that time planned to be compliant with MATS in 2015. After our May 2014 estimates, seven of our contracted units received a one-year extension from their state EPAs to their compliance date. We currently expect four EGUs that we have under contract to be 2015 compliant units. Additional contract awards are anticipated in 2015, and can add to our number of EGUs needing to achieve compliance with MATS in 2015.

Intellectual Property

MEEC has the rights to 30 domestic and foreign patents, pending patent applications and provisional patent applications under an agreement with the EERC Foundation. We believe that our patent position is strong in the US, Canada, China and Europe and sublicensing and enforcing these patents will be a key part of our business strategy going forward.

Business Opportunities

Our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract. With over 800 coal-fired EGUs in the U.S. affected by MATS, MEEC has a near-term business goal to achieve at least 5-10% of this available market.

In the U.S., we have won contracts on 15 EGU’s, and expect that we will conduct numerous demonstrations on prospective customer units in the coming years. Our technology has been running for three years on two boilers in the western U.S. When we are fully operational under MATS compliance mercury capture rates of 90%, we expect that our value proposition will be fully demonstrated. It is important for the utility industry to see MEEC fully demonstrating that its patented approach for mercury control at MATS levels of mercury reduction. We feel that further contract wins in 2015 and beyond will come because of the success that utilities will have in complying with MATS with us, versus our competitors offerings, all of which will be evidenced beginning this year when MATS compliance begins.

Another major opportunity for us is in Canada, where there is a Country-wide mercury reduction agreement among all the provinces that required a 60% reduction in 2012, and which will likely require an 80% reduction beginning in 2018, while individual provinces may move faster to stricter emissions control. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

In China, there exists no specific mandate for mercury capture that demands services such as ours. We are sanguine on the prospects for mercury emissions regulations in China in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. We estimate that the China market could be many times the size of the U.S. market, and with the Minimata Convention of 2013, we are hopeful that all countries will follow the U.S. in regulating mercury emissions.

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a model of using Manufacturer Sales Representatives (“Reps”) under the leadership of its experienced Vice President of Sales, and a newly hired Regional Manager of Sales. These Reps cover the entire country and are highly incentivized on a commission-only basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in the electric utility industry market.

We buy all the materials needed for our systems and do not manufacture our products or systems. Material components of our proprietary Sorbent Enhancing Additive (“SEATM”) Technology are readily available from numerous sources in the market. Our current principal suppliers include Albemarle Corporation, Cabot Corporation, Mississippi Lime and Ferguson Enterprises. When we use PAC as a component of our sorbent material, we buy it in the market from large activated carbon manufacturers. These companies are also some of our major competitors in the mercury control market (see Risk Factors below). These companies employ large sales staff and are well established in the market. However, our technology has consistently performed better in mercury removal in operational tests than PAC or BAC injections alone. We believe our technology is superior to their offerings, and with our experienced team of Reps, we can compete effectively in these markets.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC and is available on the SEC’s website at www.sec.gov.

ITEM 1A – RISK FACTORS

We are under-capitalized and may not be able to raise sufficient capital to ensure our continuation as an on-going company.

We may not currently have adequate long-term capitalization to properly execute our business plan. While efforts are currently underway to manage our capital needs in the future, if we have such needs, there can be no assurance that those efforts will be a success. Failure to achieve appropriate capital injection into the Company could not only jeopardize achieving desired market penetration of the business plan but also could impair the ability of MEEC to continue as an on-going business.

We operate in a single market, mercury removal from power plant emissions, which is driven primarily by regulation. Any significant changes in mercury emission regulation could have a major impact on the Company.

The Company currently operates in a single market of mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxic Standard. The final rule has a three year compliance schedule for most power plants. Litigation is pending which could defer implementation of mercury reduction regulation for years or indefinitely. The U.S. Court of Appeals for the District of Columbia Circuit ruled to uphold MATS in April of 2014. On November 2014 the U.S. Supreme Court agreed to hear state and industry challenges against MATS. Oral argument is scheduled for March 2015 and a decision is expected in June 2015.

If the U.S. Supreme Court rules against MATS becoming effective as of its current effective date, it is likely that this will have a material adverse effect on our financial condition and the results of our operations.

The risks associated with technological change may make the Company’s products and services obsolete.

The market for new technology in which the Company plans to invest is characterized by periodic new product introductions and evolving industry standards and regulations. The emerging nature of these products and services with their rapid evolution will require that we continually improve the performance, features, and reliability of our service, particularly in response to possible competitive offerings. There can be no assurance that we will be successful in achieving widespread acceptance before competitors offer products and services with features similar to or better than the Company, but we continue to invest into innovation, while believing that our licensed patent portfolio is defensible within an industry that has high barriers to entry.

We compete against large, well-established companies which are highly competitive. We may not be able to compete effectively.

We are an emerging company operating in a market currently dominated by much larger companies. The size and financial strength of these competitors may enable them to offer incentives such as free large scale demonstrations that the Company may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by the Company and these corporations also have large, established sales forces that are highly-experienced in fending off competing, including superior technologies on their client units. This is especially true in the utility market which is very risk averse and where long-standing trusted supplier relationships are common.

We may not be able to successfully defend our patent rights or protect proprietary aspects of our technology.

We have the exclusive rights to a number of significant patents, and patents pending covering the U.S., Canada, Europe and China. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of MEEC’s intellectual property rights. In addition, the current lack of adequate long-term capital may prevent the Company from being able to enforce any patent-infringement by competitors or EGUs.

Lower natural gas prices and increasing regulations can pose significant risks to our addressable market.

Upon MATS becoming effective, there were roughly 1100 coal-fired EGU’s in the U.S. With lower natural gas prices and due to regulations such as MATS, the industry has become significantly smaller. Management estimates that perhaps as much as 25% of the EGUs in the U.S. have faced, or will face, retirement by end 2016, when MATS impacts 100% of the U.S. coal-fired fleet.

In our efforts to raise capital through the sale of restricted stock and convertible debt, dilution could be significant.

The best mechanisms we have used to raise money have been to sell restricted stock or convertible notes, while issuing warrants, to qualified investors. Raising capital in this manner is dilutive to current shareholders and the dilution could be substantial. We currently have 40,451,388 shares outstanding of a total of 150,000,000 shares authorized by the Company, and under Treasury Method of Accounting, we have approximately 69,300,000 fully diluted shares outstanding as of March 20, 2015.

The Company has a significant amount of convertible debt maturing in 2015 and 2016. This debt may have conversion prices that are above the stock price on the maturity date. The Company may need to repay these notes and currently, existing cash is not available to meet these obligations.

No assurances can be given that the Company can obtain sufficient working capital through business or financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders when these notes mature. Therefore, success in raising funds through an equity offering and/or negotiations with our note holders is crucial.

We currently purchase the majority of our materials from companies that are also our competitors, and there is no guarantee that we can source our materials.

As we do not manufacture any of the chemicals that we use, we are dependent upon key suppliers of our materials, some of whom are competitors of ours. These suppliers can face force-majeure or other delivery problems that cause us risk on our operations.

We are heavily dependent on a small number of key employees. The loss of more than one of these employees could seriously impair our ability to survive as a going concern.

Our management team is crucial to the success of the Company and the loss of more than one member of this team, could have a material adverse impact on the ability of the Company to properly execute its business plan. We have expanded our team and developed redundancy within our operations to mitigate this risk as much as possible.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

MEEC leases its corporate headquarters facility in Worthington, Ohio. The current lease expired in February 2015. Effective March 1, 2015, MEEC moved its corporate headquarters to a facility in Lewis Center, Ohio. The lease for this facility expires in February 2016.

MEEC pays for the lease of a 3,800 square feet warehouse near a commercial customer in Centralia, Washington on a month to month basis.

MEEC pays for the lease of a 7,000 square feet warehouse in Fairfield, Texas on a month to month basis.

MEEC leases office space at the EERC facilities in Grand Forks, North Dakota. The current lease has been extended until December 2015.

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

		Common Stock Price
2014		High	Low
First Quarter Ended	March 31	$2.63	$0.59
Second Quarter Ended	June 30	$1.73	$1.05
Third Quarter Ended	September 30	$1.25	$0.85
Fourth Quarter Ended	December 31	$1.00	$0.45

2013		High	Low
First Quarter Ended	March 31	$0.51	$0.15
Second Quarter Ended	June 30	$1.00	$0.50
Third Quarter Ended	September 30	$0.98	$0.42
Fourth Quarter Ended	December 31	$0.74	$0.40

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% “PIK” or payment in kind for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Accrued interest of $485,387, and was converted to principal by the Company during the year ended December 31, 2014.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments. The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. The Company incurred legal fees and expenses of $169,000 associated with the transaction.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty (the “Amendment”) with the Lender. Pursuant to the Amendment, the Company repaid $3,000,000 of outstanding principal of the Note to the Lender. The Amendment adjusted the conversion factor for the Note and Warrant issued to the Lender, so that presently, all the indebtedness under the Note is now convertible into common stock of the Company at $0.50 per share, and the Warrant (to purchase up to 12,500,000 shares) is exercisable at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note. The Amendment waived (a) compliance by the Company with the maximum selling, general and administrative (“SG&A”) or minimum contracted units financial covenants (the “Defaulted Covenants”), (b) the event of default occurring by reason of the Company’s failure to comply with the Defaulted Covenants occurring on or before February 28, 2015, and (c) the Lender’s remedies under the Financing Agreement with respect to the Defaulted Covenants and the resulting event of default. The Amendment also modified various financial and other covenants and provisions, including the minimum EBITDA that must be generated on a monthly basis, the, the minimum contracted customers or minimum contracted units that must be in place on a monthly basis, and the maximum management annualized compensation.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during year ended December 31, 2014 and has no program in place to buy any equity securities.

Holders

As of December 31, 2014, there were 428 registered stockholders of Midwest Energy Emissions Corp.’s Common Shares.

Dividends

Midwest Energy Emissions Corp. has not declared any dividends to date and has no current plan to do so in the foreseeable future. Pursuant to the terms of the Company’s financing agreement with AC Midwest Energy, LLC, the Company is prohibited from issuing dividends.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Midwest Energy Emissions Corp. develops and deploys patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay us periodically, (monthly or as material is delivered) based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, EGUs are not always in operation. EGUs typically may not be in operation due to maintenance reasons or when the price of power in the market is less than their cost to produce power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Results of Operations

2014 was a year of intense sales and marketing efforts as utilities continued to focus on the mercury control technologies they plan to install to meet the MATS 2015 (or 2016 if they received a one-year extension from their individual state EPA) operational deadline. During the year, the Company succeeded in performing demonstrations of its technology on several coal-fired EGUs in the U.S. We anticipate that utilities will continue to evaluate various mercury control technologies during 2015 and the first half of 2016 (if granted an extension) before deciding on their technology solution and installing their chosen system during 2015 and 2016.

Based on positive results during numerous demonstrations on various units and various coal combinations, in 2014 MEEC was awarded contracts to supply mercury control systems on nine EGUs of a major U.S. power producer and four units of three separate electric cooperative customers. Product sales revenues on these contracts began in 2014 associated with testing and commissioning work performed on these units. Additional revenues will be achieved on similar projects during 2015 leading up to full compliance activities by these customers in 2016. We project over $30 million in product revenues on these customers in their first year of MATS compliance in 2016. These customer contracts also include designing and installing front-end injection equipment, called skids, for injection of our proprietary front-end product, and some include installation of an additional back-end system, called an ACI, if a customer does not already have one, for injection of our back-end product. All of this, we estimate, will generate over $8 million in equipment sales during 2015.

On August 14, 2014 the Company closed the private placement of a $10 million senior secured convertible note and warrants with AC Midwest Energy, LLC, an affiliate of Alterna Capital Partners. The 4-year note bears interest at 12% per annum, convertible to Common Stock at $1.00 per share, subject to weighted average anti-dilution and possible covenant adjustments. In addition, the Company issued the investor a five year warrant to purchase up to 12,500,000 shares of Common Stock at $1.00 per share, also subject to weighted average anti-dilution and possible covenant adjustments.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC (“Amendment”) due to the failure of certain financial covenants. This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note on March 16, 2015, reducing the principal outstanding to $7,735,826. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. The Company believes that this amendment will allow the company to move forward with the necessary working capital to implement its business plan with the anticipation of becoming cash flow positive when our customers begin full MATS compliance activities in 2016.

In January 2014, Mr. Jim Trettel joined the Company as Vice President, Operations. Jim’s addition was a critical component of our ability to successfully execute the installation and operation of our systems on the thirteen new customer units we have won as well as on future awards. Mr. Trettel has been involved with the Company and its technologies in various contractor roles since 2010.

Also joining the Company in 2014 were Mr. Keith McGee, Sr. Vice President Investor Relations and Business Development and Mr. John Pavlish, Sr. Vice President and Chief Technical Officer. Mr. Pavlish has been involved with the Company’s technologies over an extended period of time and is a key inventor of most of the Company’s patents.

Revenues

Sales - We generated revenues for delivered product and performing demonstrations of approximately $2,794,000 and $1,668,000 for the years ended December 31, 2014 and 2013, respectively.

Cost and Expenses

Costs and expenses were $9,281,000 and $5,891,000 during the years ended December 31, 2014 and 2013, respectively. The increase in costs and expenses from the prior year is primarily attributable to increases during 2014 in (i) stock based compensation of $2,464,000, (ii) cost of goods sold of $1,112,000 and (iii) selling, general and administrative expenses and professional fees of $449,000. The cost increases were offset by the license maintenance fees incurred in association with an amendment to the patent license of $875,000 recorded in 2013.

Cost of goods sold during the years ended December 31, 2014 and 2013 was $1,483,000 and $371,000, respectively. The increase in cost is attributable to the increase in product sales in 2014.

Operating expenses during the years ended December 31, 2014 and 2013 were $905,000 and $887,000, respectively. In 2013, these costs were primarily associated with eight demonstrations of our technologies on the power generating units of potential customers performed in 2013. There were four demonstrations performed on the power generating units of potential customers performed during 2014, however, the scope of these tests was more limited. This decrease is offset during 2014 with increased labor and technical consulting costs associated with assisting our customers with testing being performed at their site in preparation for compliance with MATS.

License Maintenance Fees were $300,000 and $1,075,000 for the years ended December 31, 2014 and 2013, respectively. In December 2013, the Company executed Amendment No. 4 of its "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”) expanding the number of patents covered, eliminating certain contract provisions, restructuring the license maintenance and royalty fee payment schedules and restructuring the buyout provisions. In 2013, pursuant to the amendment, the Company paid a cash fee of $50,000 and agreed to issue shares valued at $825,000. During 2014, $300,000 was paid in monthly installments as a license maintenance fee.

Selling, general and administrative expenses were $2,209,000 and $1,961,000 for the years ended December 31, 2014 and 2013, respectively. The increase in selling, general and administrative expenses during 2014 is primarily attributed to the continued expansion of the sales efforts to commercialize our technologies including an expansion of our employee base.

Depreciation and amortization expenses were $387,000 and $176,000 for the years ended December 31, 2014 and 2013, respectively. The increase in depreciation and amortization in 2014 is attributable to depreciation recorded on final fabrication and installation costs on the equipment held at our customer’s site and amortization of customer acquisition costs which began in the second quarter of 2014.

Professional fee expenses were $679,000 and $566,000 for the years December 31, 2014 and 2013, respectively. The increase in professional fee expenses during 2014 is primarily attributed to costs incurred related to the continued expansion of our business operations including field-level contractors, and general legal work for contracts and patent-expansions.

Stock based compensation was $3,319,000 and $855,000 for the years ended December 31, 2014 and 2013, respectively. In 2014, these costs were primarily associated with 4,710,000 stock options issued to directors and employees as compensation and signing bonuses upon hire compared to 100,000 stock options issued in 2013. In 2013, additional costs were incurred associated with the amortization of stock awards included in the employment agreements of officers in 2012 and amended in 2013.

Change in value of warrant liability was $4,204,000 and zero for the years ended December 31, 2014 and 2013, respectively. The Company values warrants issued in association with the Financing Agreement signed on August 14, 2014 with AC Midwest Energy, LLC in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. As of December 31, 2014, per a new valuation, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized.

Other Income and Expenses

Due to our financial constraints and our reliance on high interest rate financing activities, interest expense related to the financing of capital was $2,725,000 and $712,000 during the years ended December 31, 2014 and 2013, respectively.

Net Loss

For the years ended December 31, 2014 and 2013, we had a net loss from operations of approximately $5,008,000 and $4,854,000, respectively. The increased net loss is primarily attributed to stock based compensation expense, increased interest expenses and increases to general and administrative expenses discussed above. These increases were offset by a recognized gain for the change in value of warrant liability, increased revenue in 2014 and a decrease in license maintenance costs associated with an amendment to the patent license in 2013.

Taxes

As of December 31, 2014, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of December 31, 2014, our cash and cash equivalents totaled $7,212,000. In March 2015, pursuant to an amendment of its Financing Agreement with AC Midwest, LLC, the Company repaid $3,000,000 of outstanding principal. The high volume product supply revenue that we expected to begin in 2015, but has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on seven units under contract. Our anticipated cash needs for working capital and capital expenditures for the next twelve months are approximately $4.0 million. We have primarily relied upon financing activities to fund our operations. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,100,000 and $800,000 mature in 2015 and 2016, respectively. Therefor, success in our fund raising efforts and negotiations with our note holders is crucial. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins, no assurance can be made that we will be able to achieve this target.

Total assets were $17,325,000 at December 31, 2014 versus $1,924,000 at December 31, 2013. The change in total assets is primarily attributable cash received from financing activities and costs incurred associated with issuing debt, which is also capitalized on the balance sheet and will amortize over the life of the debt. The other significant increase is due to costs incurred and billed to customers associated with equipment being manufactured for their use in MATS compliance activities.

Operating activities used $2,964,000 of cash during the year ended December 31, 2014 compared to $1,547,000 during the year ended December 31, 2013. The change in cash used for operating activities is primarily attributable to the increase in net loss and equipment inventory and is offset by increases amortization, deferred revenue and stock based compensation costs in 2014.

Investing activitiesused $298,000 and zero during the years ended December 31, 2014 and 2013, respectively. The change in cash used for operating activities is related to equipment purchases made during 2014.

Financing activities provided $9,965,000 during the year ended December 31, 2014 due to proceeds from the issuance of a convertible promissory note of $10,000,000, equity of $1,050,000 and notes payable of $300,000 which was offset by payments of debt issuance costs of $748,000 and payments on notes payable of $600,000. Financing activities provided $1,867,000 during the year ended December 31, 2013 due to proceeds from the issuance of convertible promissory notes of $2,413,000 which was offset by payments on notes payable of $150,000 and payments of debt issuance costs of $396,000.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Going Concern

The accompanying consolidated financial statements as of December 31, 2014 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $23,738,677. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. On March 16, 2015, pursuant to an amendment of the Financing Agreement with AC Midwest Energy, LLC, the Company repaid $3,000,000 of outstanding convertible note principal (see Note 17). These factors raise substantial doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,100,000 and $800,000 mature in 2015 and 2016, respectively. Therefor, success in our fund raising efforts and negotiations with our note holders is crucial. . We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. The Company intends to raise near term financing through an equity offering. Success in this effort and negotiations with our note holders is crucial. Additional financing will be needed in order to fund our debt repayment obligations if extensions cannot be negotiated with investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2014 or 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 or state tax examinations for years prior to 2010. Prior to the Reverse Merger, MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

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

ITEM 8 - FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Period Ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 20, 2015

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$7,212,114	$509,605
Accounts receivable	410,950	383,859
Inventory	5,784,905	-
Prepaid expenses and other assets	140,559	63,132
Total current assets	13,548,528	956,596

Property and equipment, net	255,330	173,072
License, net	64,707	70,589
Prepaid expenses and other assets	13,799	23,539
Debt issuance costs, net	2,285,696	700,011
Customer acquisition costs, net	1,156,521	-
Total assets	$17,324,581	$1,923,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,088,217	$895,058
Accrued legal and consulting fees	86,304	365,348
Deferred revenue	5,808,301	-
Convertible notes payable	3,080,376	-
Customer credits	936,500	-
Other current liabilites	250,000	266,032
Advances payable - related party	-	4,167
Notes payable	-	300,000
Convertible note payable of discontinued operations	-	50,000
Total current liabilities	11,249,698	1,880,605

Convertible notes payable, net of discount	4,724,598	4,675,673
Warrant liability	5,597,011	-
Accrued interest	337,999	273,877
Total liabilities	21,909,306	6,830,155

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 40,228,123 shares issued and outstanding as of December 31, 2014; 35,299,429 shares issued and outstanding as of December 31, 2013	40,228	35,299
Additional paid-in capital	19,113,724	13,789,473
Accumulated deficit	(23,738,677)	(18,731,120)

Total stockholders' deficit	(4,584,725)	(4,906,348)

Total liabilities and stockholders' deficit	$17,324,581	$1,923,807

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenues
Product sales	$2,451,051	$668,532
Demonstrations and consulting services	343,155	999,940

Total revenues:	2,794,206	1,668,472

Costs and expenses:
Cost of goods sold	1,483,379	370,635
Operating expenses	904,914	886,949
License maintenance fees	300,000	1,075,000
Selling, general and administrative expenses	2,208,546	1,961,036
Depreciation and amortization	387,123	176,394
Professional fees	678,725	565,851
Stock based compensation	3,318,759	855,256

Total costs and expenses	9,281,446	5,891,121

Operating loss	(6,487,240)	(4,222,649)

Other income (expense)
Interest expense	(2,724,506)	(711,647)
Change in value of warrant liability	4,204,189	-
Gain on forgiveness of liabilities	-	80,656

Total other income (expense)	1,479,683	(630,991)

Net loss	$(5,007,557)	$(4,853,640)

Net loss per common share - basic and diluted:	$(0.13)	$(0.14)

Weighted average common shares outstanding	39,140,243	34,283,631

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2012 THROUGH DECEMBER 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2012	33,239,878	$33,240	$9,958,202	$(13,877,480)	$(3,886,038)

Stock issued for services	318,467	318	108,182	-	108,500

Common stock to be issued	-	-	1,692,759	-	1,692,759

Stock issued upon debt conversion	1,741,084	1,741	868,801	-	870,542

Sale / issuance of warrants, net of issuance costs	-	-	1,161,529	-	1,161,529

Net loss for the period	-	-	-	(4,853,640)	(4,853,640)

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	$(4,906,348)

Stock issued for services	161,379	161	196,339	-	196,500

Shares issued per 2013 amended license agreement	1,375,000	1,375	(1,375)	-	-

Stock issued for interest on notes payable	271,555	272	256,215	-	256,487

Stock issued upon debt conversion	639,151	639	359,378	-	360,017

Stock and warrants issued upon conversion of liabilities	346,518	347	380,822	-	381,169

Stock issued upon warrant exercise	6,250	6	7,807	-	7,813

Stock issued upon cashless warrant exercise	1,174,059	1,174	(1,174)	-	-

Sale of stock and warrants, net of issuance costs	954,782	955	1,003,980	-	1,004,935

Issuance of stock options	-	-	3,122,259	-	3,122,259

Net loss for the period	-	-	-	(5,007,557)	(5,007,557)

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Cash flows from operating activities
Net loss	$(5,007,557)	$(4,853,640)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,122,259	855,256
Stock issued for services	196,500	108,500
Stock to be issued for license agreement	-	825,000
Amortization of license fees	5,882	5,882
Amortization of discount of notes payable	1,052,899	141,489
Amortization of debt issuance costs	413,484	63,122
Amortization of customer acquisition costs	130,979	-
Depreciation expense	250,262	170,512
Gain on forgiveness of liabilities	-	(80,656)
Gain on the change in value of warrant liability	(4,204,189)
PIK interest	918,435	301,165
Change in assets and liabilities
Increase in accounts receivable	(177,091)	(109,395)
Decrease (increase) in inventory	(5,784,905)	37,993
Decrease (increase) in prepaid expenses and other assets	(67,687)	18,208
Increase in accounts payable and accrued liabilities	378,028	970,035
Increase in deferred revenue	5,808,301	-
Net cash used in operating activities	(2,964,400)	(1,546,529)

Cash flows used in investing activities
Purchase of property and equipment	(297,870)	-
Net cash used in investing activities	(297,870)	-

Cash flows from financing activities
Payment of debt issuance costs	(747,969)	(395,778)
Payment of equity issuance costs	(45,325)	-
Proceeds from notes payable	300,000	-
Payments of notes payable	(600,000)	(150,000)
Proceeds from the issuance of convertible promissory notes and related warrants	10,000,000	2,412,545
Proceeds from the issuance of common stock and related warrants	1,050,260	-
Proceeds from the issuance of common stock upon warrant exercise	7,813	-
Net cash provided by financing activities	9,964,779	1,866,767

Net increase in cash and cash equivalents	6,702,509	320,238

Cash and cash equivalents - beginning of period	509,605	189,367

Cash and cash equivalents - end of period	$7,212,114	$509,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,007	$13,083

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$34,250	$112,000
Accrued sales credits included in customer acquisition costs	$936,500	$-
Non cash debt issuance costs	$1,251,200	$252,905
Conversion of advances payable to debt	$4,167	$1,036,195
Conversion of debt and accrued interest to equity	$616,504	$866,211
Conversion of accounts payable and other liabilities to equity	$377,002	$-
Conversion of accrued interest to debt	$918,435	$305,496

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company") is organized under the laws of the State of Delaware with 150,000,000 authorized shares of common stock, par value $.001 per share.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also include restricted cash of $12,500 as of December 31, 2014.

In addition, per the financing agreement entered into with AC Midwest LLC (the “Lender”) (see Note 10), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender. In March 2015, pursuant to an amendment of the Financing Agreement with Lender, the Company repaid $3,000,000 of outstanding principal.

Foreign Currency Risk Management

The Company’s earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2014 and 2013, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its commercial customer. No impairment charges were recognized for the years ended December 31, 2014 and 2013, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at December 31, 2014 and December 31, 2013 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of December 31, 2014. There were no liabilities measured at fair value on a recurring basis by the Company at December 31, 2013.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2014 and 2013 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2014 and 2013 approximated the carrying amount as the notes were issued during the years ended December 31, 2014 and 2013 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2014. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "U.S. Dollar"). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations.

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The Company’s consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer’s account was credited for the full amount of the demonstration fee. Additionally, customer credits towards future deliveries totaling $1,137,500 were accrued in accordance with the terms of the customer contracts entered into during 2014. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the year ended December 31, 2014 was $130,979.

In accordance with the terms of the new customer agreements, the Company made progress billings to four customers a total of $5,808,301, which relate to the future fabrication, delivery and installation of new equipment. This amount is included as deferred revenue at December 31, 2014 and is expected to be recognized as revenue during the year ended 2015 when the equipment is commissioned for use by the customers.

The Company generated revenues of $2,794,206 and $1,668,472 for the years ended December 31, 2014 and 2013, respectively. The Company generated revenue for the years ended December 31, 2014 and 2013 by (i) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (ii) delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2014 or 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 or state tax examinations for years prior to 2010. Prior to the Reverse Merger, MES, Inc. was taxed as an S corporation and income and losses were passed through to the stockholders.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2014 or 2013, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2014 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the years ended December 31, 2014 and 2013, 100% of the Company’s revenue related to five customers and six customers, respectively. At both December 31, 2014 and 2013, 100% of the Company’s accounts receivable related to four and three customers, respectively.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this standard took place in the current year, and no significant impact was realized in our consolidated financial statements.

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

In June 2014, the FASB issued “Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company elected to early adopt this standard as permitted. Accordingly, beginning with the year ended December 31, 2014, the Company no longer presents inception-to-date information in its consolidated statements of operations, cash flows, and stockholders’ equity.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2014 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $23,738,677. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. On March 16, 2015, pursuant to an amendment of the Financing Agreement with AC Midwest Energy, LLC, the Company repaid $3,000,000 of outstanding convertible note principal (see Note 17). These factors raise substantial doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,100,000 and $800,000 mature in 2015 and 2016, respectively. Therefore, success in our funding raising efforts and negotiations with our note holders is crucial. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to four new customers. $5,714,905 of costs was incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company’s customers. The Company also held product supply inventory valued at $70,000 as of December 31, 2014.

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2014 and 2013 are as follows:

	December 31	December 31
	2014	2013

Equipment & Installation	$787,918	$717,918
Trucking equipment	168,504	-
Mixing Equipment	17,103	-
Office equipment	23,941	23,941
Computer equipment and software	88,898	11,985
Total Equipment	1,086,364	753,844

Less: accumulated depreciation	831,034	580,772
Property and equipment, net	$255,330	$173,072

The Company uses the straight-line method of depreciation over 3 to 5 years. During the years ended December 31, 2014 and 2013, depreciation expense charged to operations was $250,262 and $170,512, respectively.

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

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2014 or 2013.

License costs capitalized as of December 31, 2014 and 2013 are as follows:

	2014	2013

License	$100,000	$100,000
Less: accumulated amortization	35,293	29,411
License, net	$64,707	$70,589

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the period ended December 31, 2014 and 2013, amortization expense charged to operations was $5,882 and $5,882, respectively. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Note Payable of Discontinued Operations

On March 30, 2011, the Company entered into an agreement with an unrelated third party pursuant to which such party agreed to assist the Company to effect a reverse merger or similar transaction with an operating business to be identified as the parties shall mutually agree. Such party agreed to immediately loan the Company the principal amount of $50,000 which shall be due and payable in one year, bear interest at the rate of 8.0% per annum, and be convertible into shares of common stock of the Company at the rate of $0.44 per share at the option of such party at any time following an exclusivity period granted to such party and until the maturity date of the loan. On February 5, 2014, the Company issued 139,319 shares of common stock pursuant to an executed Conversion and Settlement Agreement in satisfaction of the outstanding principal balance of $50,000 and accrued interest totaling $11,300 and the agreement was terminated. Interest expense for the years ended December 31, 2014 and 2013 was $264 and $4,000, respectively.

Note 8 – Notes Payable

On September 13, 2011, the Bank of North Dakota New Venture Capital Program provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the years ended December 31, 2014 and 2013, respectively was zero and $2,750.

On September 13, 2011, the Bank of North Dakota Development Fund, Inc. provided a working capital loan to the Company in exchange for a promissory note in the amount of $125,000 which was to mature on September 30, 2014. The Company made quarterly interest payments beginning December 31, 2011 at a fixed interest rate of 6% and continuing on a quarterly basis. $75,000 was advanced on the loan which was repaid on August 8, 2013 and the promissory note was canceled. Interest expense for the year ended December 31, 2014 and 2013, respectively was zero and $2,750.

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP’s ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. On August, 14, 2014, the Company repaid the outstanding principal balance and all unpaid accrued interest and the note was canceled. Interest expense for the years ended December 31, 2014 and 2013 was $9375 and $7,583, respectively.

Effective June 13, 2014, the Company entered into a promissory note in the amount of $300,000, secured by the expected cash flows from sales to a customer during June 2014, with an unrelated third party to provide cash advances of the same amount. The Company shall make monthly interest payments beginning June 30, 2014 at a fixed interest rate of 3.860% and continuing on a monthly basis until maturity on October 1, 2014. On July 24, 2014, the note was repaid in full and canceled at that time. Interest expense for the year ended December 31, 2014 was $984.

Note 9 - Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the “Nova Scotia Company”). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the “Notes”). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the “Nova Scotia Debt”), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the “MacPherson Debt”). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. On June 16, 2014, the Company entered into a debt conversion agreement which converted the remaining principal balance of $4,167 and accrued interest of $216,502 into a certain number of shares of common stock and five year warrants to purchase one additional share of common stock (see note 13). Accrued interest on these advances at December 31, 2014 and 2013 was zero and $216,378, respectively. Interest expense for the years ended December 31, 2014 and 2013 was $124 and $42,279, respectively.

As of December 31, 2014, the Company owes Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011 and accrued interest of $31,318 accrued on advances made to the company prior to their conversion to promissory notes of the Company on June 30, 2013. These amounts are accrued in other current liabilities and accrued liabilities on the accompanying consolidated balance sheet, respectively. On January 2, 2015, the Company entered into a Payment of Debt and Release of Claims Agreement and paid the balance of this debt to Mr. Rifkin.

Note 10 – Convertible Promissory Notes Payable

The Company has the following convertible notes payable outstanding as of December 31:

38

	2014	2013

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit.	$3,245,499	$2,976,409

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	654,408	574,984

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,705,000	1,902,500

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $1.00 per share. (see Note 17 for changes subsequent to December 31, 2014)	10,475,388	-

Total convertible notes payable before discount	16,080,295	5,453,893

Less discounts	(8,275,321)	(778,220)

Total convertible notes payable	7,804,974	4,675,673

Less current portion	3,080,376	-

Convertible notes payable, net of current portion	$4,724,598	$4,675,673

As of December 31, 2014, schedule principal payments due on convertible notes payable are as follows:

Years ended December 31,
2015	3,080,376
2016	2,331,915
2017	2,401,241
2018	8,266,763
16,080,295

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. During the year ended December 31, 2014, the Company converted $97,601 of these notes into 97,601 shares of common stock and 24,401 warrants to purchase shares of common stock (see Note 13). Accrued interest of $363,623 and $301,165 was converted to principal by the Company during 2014 and 2013, respectively. Accrued interest on these notes at December 31, 2014 and 2013 was $194,730 and $178,585, respectively. Accrued interest of $194,730 at December 31, 2014 was converted to principal by the Company on January 1, 2015. Interest expense for the years ended December 31, 2014 and 2013, was $382,838 and $344,775, respectively. As of December 31, 2014, total principal of $3,245,499 was outstanding on these notes and $3,080,376 of outstanding principal on these notes is set to mature during 2015.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Accrued interest on these notes at December 31, 2014 and 2013 was $27,801 and $32,127, respectively. Interest expense for the years ended December 31, 2014 and 2013, was $54,029 and $32,127, respectively. As of December 31, 2014, total principal of $463,354 was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 common stock and 435,271 warrants to purchase shares of common stock (see Note 13). Accrued interest on these notes at December 31, 2014 and 2013 was $11,463 and $10,256, respectively. Interest expense for the years ended December 31, 2014 and 2013, was $22,278 and $14,587, respectively. As of December 31, 2014, total principal of $191,054 was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. During the year ended December 31, 2014, the Company converted $197,500 of these notes, along with accrued interest of $3,615, into 402,231 shares of common stock (see Note 13). Accrued interest on these notes at December 31, 2014 and 2013 was $104,105 and $52,910, respectively. Interest expense for the years ended December 31, 2014 and 2013, was $311,197 and $52,910, respectively. The payment of accrued interest through the issuance of shares of common stock is as follows:

Date of Accrual	Accrued Interest Balance	Shares of common stock issued	Date of Issuance
December 31, 2013	$52,910	87,144	1/1/2014
June 30, 2014	$203,577	184,411	7/1/2014
December 31, 2014	$104,105	170,500	1/1/2015

A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2014 and December 31, 2013 on this discount was $231,579 and $63,122, respectively. As of December 31, 2014, total principal of $1,705,000 was outstanding on these notes.

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. (“MES, and together with the Company, collectively the “Companies”) entered into a financing agreement (the “Financing Agreement”) with a newly created independent entity, AC Midwest Energy LLC (the “Lender”). Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the “Note”) maturing July 31, 2018, secured by all the assets of the Companies. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company. Per an amendment to the Financing Agreement discussed below, the conversion price was adjusted to $0.50 per share and the adjustment to the price per share for failing to generate a certain level of EBITDA was eliminated.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or “PIK” for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. Accrued interest of $475,388 was converted to principal by the Company during the year ended December 31, 2014. Interest expense for the year ended December 31, 2014 was $475,388. The Financing Agreement contains numerous affirmative obligations and negative covenants. As of December 31, 2014 the Company was not in compliance with a certain covenant and received a waiver from Lender for this failure on March 16, 2015 in association with an amendment to the Financing Agreement. As of December 31, 2014, total principal of $10,475,388 was outstanding on this note.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC (“Amendment”). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (See Note 15). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC, “Drexel”) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (See Note 15). The Company incurred legal fees and expenses of $169,000 associated with the transaction. Pursuant with the terms of its promissory note with Tucker Ellis LLP (see Note 8), repaid the principal balance outstanding of $300,000 at closing. The total transaction costs incurred in connection with the issuance of the Note were $1,999,169, including the warrants to Drexel which were valued at $1,251,200 in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model (see Note 11).

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

Note 11 – Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 15 for changes to the terms of these warrants subsequent to issuance). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 15 for changes to the terms of these warrants subsequent to the issuance). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized.

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

For the year ended December 31
2015	$300,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,250,000

The Company has the option to pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends.

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease provides for the option to extend the lease on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. Rent is $1,378 per month for months two through thirteen. Future minimum lease payments under this non-cancelable lease in 2015 and 2016 are $13,780 and $2,758, respectively.

On October 18, 2011, the Company entered into a 39-month lease for office space in Worthington, Ohio, commencing November 15, 2011. The lease provides for the option to extend the lease under its current terms for three additional years. Rent was abated for the first three months of the lease. Rent is $1,933 per month for months four through fifteen, $1,968 for months 16 through twenty-seven and $2,002 for months twenty-eight through thirty-nine. Future minimum lease payment under this non-cancelable lease in 2015 is $4,004.

On June 1, 2014, the Company entered into a seven month lease for warehouse space in Fairfield, Texas, commencing June 1, 2014. The lease provides for the option to extend the lease on a month to month basis. Rent is $3,000 monthly throughout the term of the lease.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. Rent is $1,378 per month for months two through thirteen. Future minimum lease payments under this non-cancelable lease in 2015 and 2016 are $13,780 and $2,758, respectively.

The Company also leases office space in Grand Forks, ND, which has a renewable annual term and requires quarterly rental payments of $1,631.

Rent expense was approximately $92,000 and $67,000 for the years ended December 31, 2014 and 2013, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Litigation

On March 21, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint sought a remedy of the issuance and delivery of 342,340 shares of the Company’s common stock to Mr. Yurisic pursuant to an alleged promise (while the complaint did demand 342,340 shares; the settlement, and correct number of shares, was 273,872). In the course of its investigation the Company learned that any obligation to Mr. Yurisic was properly the responsibility of Rick MacPherson, the founder of the Company and currently a director. By June 19, 2014, this matter was settled and dismissed per an agreement between the Company, Mr. MacPherson, his company 3253517 Nova Scotia Limited and Mr. Yurisic. The Company did not issue any shares or make any payments to Mr. Yurisic as a result of his complaint. The matter has concluded with all claims related to the complaint being dismissed with prejudice.

Note 13 – Equity

The Company was established with two classes of stock, common stock – 150,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

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

From April 21, 2014 to May 8, 2014, the Company sold securities to unaffiliated accredited investors totaling $1,050,260. The securities consist of units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase one shares of common stock of the Issuer at an exercise price of $1.10 per share. The price of each unit was $1.10 and 954,782 units were sold. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 10). On November 16, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.05 due to the price of stock options issued by the Company on that date (see Note 14). On March 16, 2015, pursuant to the terms of the warrants issued, the exercise price was reset to $0.88 due to an amendment to the Finance Agreement executed by the Company on that date (see Note 17).

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

On June 16, 2014, the Company entered into a Debt Conversion Agreement with Richard MacPherson, a director of the Company (“MacPherson”), 3253517 Nova Scotia Limited (the “Nova Scotia Company”) and Eastern Emissions Consultants Incorporated (“Eastern Emissions”). MacPherson is the controlling principal of both the Nova Scotia Company and Eastern Emissions. Pursuant to the Debt Conversion Agreement, the amount of $381,169 (the “MacPherson Debt”) due and owing to MacPherson and Eastern Emissions was converted into 346,518 Units of the Company at a conversion price of $1.10 per Unit with each Unit consisting of one share of the Company’s common stock, and a five-year warrant to purchase one additional share of common stock at an exercise price of $1.10 per share. The MacPherson Debt consisted of (i) $4,167 of remaining principal owing to MacPherson from a prior debt due to MacPherson for advances payable, most of which was converted into equity of the Company in 2013; (ii) $216,502 of accrued interest owing to MacPherson on such prior advances; (iii) $10,500 owing to MacPherson for certain truck rental fees incurred in 2011; and (iv) $150,000 owing to Eastern Emissions for unpaid consulting fees through December 31, 2013 under a Consulting Agreement between the Company and Eastern Emissions entered into as of January 10, 2012. The Units acquired by the Nova Scotia Company have the same terms as the units recently sold to certain accredited investors in a private placement. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 10). On November 16, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.05 due to the price of stock options issued by the Company on that date (see Note 14). On March 16, 2015, pursuant to the terms of the warrants issued, the exercise price was reset to $0.88 due to an amendment to the Finance Agreement executed by the Company on that date (see Note 17).

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

On September 25, 2014, the Company issued 5,238 shares of common stock upon the cashless exercise of 10,000 warrants to purchase shares of common stock for $0.50 per share based on a market value of $1.05 per share as determined under the terms of the warrant.

On October 6, 2014, the Company issued 153,958 shares of common stock upon the conversion of a note with principal and accrued interest totaling $76,979, that bear interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On October 9, 2014, the Company issued 50,000 shares of common stock to an unrelated third party pursuant to an executed agreement to provide public relations and investor relations services. The shares were valued at $44,000.

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

On January 10, 2014, the Board of Directors of the Company approved and adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 16, 2014, the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the “Equity Plan”). The number of shares of the Company’s Common Stock that may be issued under the Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events. Eligible participants under the Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company. On October 9, 2014, the Board of Directors approved and adopted the First Amendment to the plan, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 18, 2014, which increased the number of shares issuable under the plan to 7,500,000.

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

A summary of stock option activity for the years ended December 31, 2014 and 2013 is presented below:

		Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	385,458	10.83	4.2	-
Grants	4,710,000	0.95	4.5	-
Cancellations	-	-	-	-
December 31, 2014	5,095,458	1.70	4.5	-

Options exercisable at:
December 31, 2013	385,458	10.83	4.2
December 31, 2014	3,095,458	2.31	4.5

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

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the “New Kelley Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement (“Kelley Agreement Amendment”). Pursuant to the Kelley Agreement Amendment, Mr. Kelley will receive 650,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Kelley Employment Agreement was zero and $517,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the “New Norris Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and were valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement (“Norris Agreement Amendment”). Pursuant to the Norris Agreement Amendment, Mr. Norris will receive 1,500,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Norris Employment Agreement was zero and $130,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the “New Gross Employment Agreement”) that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the “Stock Grant”) provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement (“Gross Agreement Amendment”). Pursuant to the Gross Agreement Amendment, Mr. Gross will receive 100,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Gross Employment Agreement was zero and $71,000, respectively.

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

On March 7, 2013, the Company and Lytham Partners entered into a representation agreement. The agreement had a twelve month term and was cancelable after September 30, 2013. The Company will issue Lytham Partners 25,000 common shares per month for each month of the agreement. Compensation expense for the year ended December 31, 2014 was $121,000, 50,000 shares were issued on May 7, 2013, July 7, 2013 and September 7, 2013, respectively. The agreement was canceled as of September 30, 2013.

On December 12, 2013, pursuant to amendments to their employment agreements on that date, the Company issued a five year, fully vested stock option to purchase 25,000 shares of common stock to each of R. Alan Kelley, Johnny F. Norris, Jr., Marcus A. Sylvester and Richard H. Gross at a purchase price of $0.50, representing the fair market value of the Company’s common stock on the date of grant. Based on a Black-Scholes valuation model, these stock options were valued at $37,790 in accordance with FASB ASC Topic 718.

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
1,140,000

The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $1,963,825 in accordance with FASB ASC Topic 718.

On January 31, 2014, pursuant to a representation agreement to provide public and investor relations services, the Company issued QualityStocks, LLC 25,000 shares of common stock. The shares were valued at $52,500.

On April 8, 2014, the Company entered into an agreement with Acorn Management Partners, LLC to provide financial advisory, strategic business planning and professional relations services. The agreement was for one year and can be terminated at any time by either party. Compensation under the agreement includes $50,000 of restricted common stock issued quarterly with the number of shares issued determined by dividing $50,000 by the closing price on the first day of each quarter the contract is in force. On April 22, 2014, the Company issued 38,760 shares of common stock based on a market value of $1.29 per share as determined under the terms of the agreement. On July 10, 2014, the Company issued 47,619 shares of common stock based on a market value of $1.05 per share as determined under the terms of the agreement.

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

On September 1, 2014, the Company granted nonqualified stock options to acquire 500,000 shares of the Company’s common stock to Keith McGee. The options granted are exercisable at $1.15 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $353,683 in accordance with FASB ASC Topic 718.

On September 19, 2014, the Company granted nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Robert W. O’Neal. The options granted are exercisable at $1.05 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $64,586 in accordance with FASB ASC Topic 718.

On October 9, 2014, per an agreement that the Company entered into with Bristol Institutional Relations, the Company issued 50,000 shares of common stock. The shares were valued at $44,000.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company’s common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company’s 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2014 on the issued options was $56,898.

On November 24, 2014, the Company granted nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Johnny Battle. The options granted are exercisable at $0.93 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $56,388 in accordance with FASB ASC Topic 718.

Note 15 - Warrants

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

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investor received a total of 3,805,000 warrants to purchase one share of common stock with an exercise price of $0.75 per share. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Sholes valuation model these warrants had a value of $841,342 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable. On March 16, 2015, pursuant to the terms of the warrants issued, the exercise price was reset to $0.67 due to an amendment to the Finance Agreement executed by the Company on that date (see Note 17).

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

On April 21, 2014, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. to act as a placement agent for the Company in connection with its private placement offering that was opened on March 19, 2014. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 8% of the shares of common stock sold to investors that are introduced to the Company by ViewTrade. On May 8, 2014, the Company issued ViewTrade cashless warrants with a term of five years to purchase 2,000 shares of common stock with an exercise price of $1.10 per share as compensation for the shares of common stock sold to such investors. The agreement was terminated on May 14, 2014. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 10). On November 16, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.05 due to the price of stock options issued by the Company on that date (see Note 14). On March 16, 2015, pursuant to the terms of the warrants issued, the exercise price was reset to $0.88 due to an amendment to the Finance Agreement executed by the Company on that date (see Note 17).

On August 14, 2014, in connection with the issuance of the Note to Lender (see Note 10), the Company issued the Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the following adjustments: (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company. At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender’s number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender. Per an amendment to the Financing Agreement on March 16, 2015, the purchase price per share was adjusted to $0.50 per share and the purchase price adjustment should the Company fail to meet certain EBITDA levels was eliminated.

On August 14, 2014, the Company issued to Drexel, the placement agent for the Financing Agreement (see Note 10) (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. On November 16, 2014, the Company issued stock options that triggered the adjustment calculation. Per the weighted average anti-dilution adjustment provision, the number of shares to be purchased with warrant (i) was increased to 809,974 shares and the conversion price was decreased to $0.99. On March 16, 2015, per the anti-dilution adjustment impact of an amendment to the Financing Agreement executed on that date, the number of shares to be purchased with warrant (i) was increased to 959,508 shares and the conversion price was decreased to $0.84.

The following table summarizes information about common stock warrants outstanding at December 31, 2014, after adjustments for the amendment to the Finance Agreement on March 16, 2015:

Outstanding					Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.30		11,364	1.36	$3.30	11,364	$3.30
1.25		32,101	1.15	1.25	32,101	1.25
1.00		24,000	1.82	1.00	24,000	1.00
0.88	(1)	1,303,300	4.36	0.88	1,303,300	0.88
0.84	(2)	959,508	4.62	0.84	950,626	0.84
0.75		435,271	0.53	0.75	435,271	0.75
0.67	(3)	3,805,000	3.77	0.67	3,805,000	0.67
0.50		14,077,750	4.59	0.50	14,077,750	0.50
$0.50 - $3.30		20,648,294	4.33		20,639,412

Note (1) On March 16, 2015, per the anti-dilution adjustment impact of an amendment to the Financing Agreement executed on that date, the conversion price for these warrants was decreased from $1.05 to $0.88.

Note (2) On March 16, 2015, per the anti-dilution adjustment impact of an amendment to the Financing Agreement executed on that date, the number of shares to be purchased with these warrants was increased from 809,974 to 959,508 shares and the conversion price was decreased from $0.99 to $0.84.

Note (3) On March 16, 2015, per the anti-dilution adjustment impact of an amendment to the Financing Agreement executed on that date, the conversion price for these warrants was decreased from $0.75 to $0.67.

Note 16 – Tax

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2014	2013
Computed tax at the federal statutory rate of 34%	$(1,703,000)	$(1,650,000)
Return to provision adjustment	420,000	452,000
Debt discounts	(1,010,000)	-
Other	7,000	6,000
Valuation allowance	2,286,000	1,192,000
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2014	2013
Deferred tax assets:
Accrued Compensation	$2,638,000	$1,615,000
Net operating loss carryforwards	7,185,000	5,659,000
Property and equipment	38,000	302,000

Valuation Allowance	(9,861,000)	(7,576,000)

Det deferred tax assets	$-	$-

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company had approximately $21,132,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 17 – Subsequent Events

On January 1, 2015, the Company issued 170,500 shares of common stock to the holders of notes with a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2014.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. Rent is $1,378 per month for months two through thirteen. Future minimum lease payments under this non-cancelable lease in 2015 and 2016 are $13,780 and $2,758, respectively.

On January 30, 2015, the Company issued 20,161 shares of common stock upon the conversion of a note with principal totaling $10,000 and accrued interest of $81, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On February 20, 2015, the Company issued 32,603 shares of common stock and 8,151 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $32,603, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

On March 16, 2015, the Companies entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty (the “Amendment”) with the Lender. Pursuant to the Amendment, the Company repaid $3,000,000 of outstanding principal of the Note to the Lender. All the indebtedness under the Note is now convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note. In addition, the exercise price of the five year warrant previously issued to the Lender to purchase up to 12,500,000 shares of common stock was decreased to $0.50 per share, subject to adjustment in a manner similar to the adjustments on the Note. The Amendment modified various financial and other covenants and provisions. The Amendment also waived (a) compliance by the Company with certain financial covenants (“Defaulted Covenants”), (b) the event of default occurring by reason of the Company’s failure to comply with the Defaulted Covenants occurring on or before February 28, 2015 and (c) the Lender’s remedies under the Financing Agreement with respect to the Defaulted Covenants and the resulting event of default.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement and Reaffirmation of Guaranty with its senior lender. Please see Items 5, 7 and 8 for a description of this transaction.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identities and employment history of Midwest Energy Emissions Corp. directors and executive officers and other information concerning the directors and executive officers of Midwest Energy Emissions Corp. and relating to corporate governance is set forth below.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Chris Greenberg	48	Chairman, Director
Richard MacPherson	59	Vice President, Director
Jay Rifkin	59	Director
Brian Johnson	39	Director
Christopher J. Lee	34	Director
Alan Kelley	62	President, CEO, Director
John Pavlish	56	Sr. Vice President & CTO
Keith McGee	42	Sr. Vice President of Business Development & IR
Marcus Sylvester	53	Vice President of Sales
Jim Trettel	46	Vice President of Operations
Rich Gross	44	Vice President & CFO

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Code of Ethics

Midwest Energy Emissions Corp. has adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the Code is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp.’s Investor Relations department, 670 Enterprise Drive, Suite D, Lewis Center, OH 43035 or (614) 515-6115.

Directors and Executive Officers

Chris Greenberg, 48, became a Director on June 1, 2013. On December 1, 2014 Mr. Greenberg was elected to the position of Chairman, succeeding Mr. John Norris. Mr. Greenberg is a major investor in Midwest Energy Emissions and is highly experienced in building and operating successful businesses. Mr. Greenberg is the founder and CEO of Global Safety Network, Inc., which was founded in 2002. He owns multiple Express Employment Professionals franchises in North Dakota, South Dakota and Florida. A highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 19 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization's critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings. Mr. Greenberg is a current board member for The Dental Service Corporation of North Dakota and the Energy & Environmental Research Center Foundation located on the University of North Dakota.

Richard A. MacPherson, 59, became a Director on June 21, 2011. Mr. Macpherson is the founder of MES, Inc. and had been its Chief Executive Officer from 2008 until 2011. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring Midwest’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Jay Rifkin, 59, has been a Director of the Board since 2006. Mr. Rifkin was CEO of China Youth Media, Inc. from 2005 until June 21, 2011, resigning from that position effective with the merger with Midwest. Since 2004, he has been the sole Managing Member of Rebel Holdings, LLC. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company (which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001). Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children’s Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney’s The Lion King, and received a Tony nomination for The Lion King on Broadway. In 1988 to 2004, Mr. Rifkin was a founder and served as CEO of Media Ventures, LLC, an entertainment cooperative based in Los Angeles, California.

Brian Johnson, 39, was elected as a Director on December 1, 2014 and serves as Midwest Energy Emissions Corp’s Audit Committee Chairman, and a member of the Compensation Committee. Mr. Johnson currently serves as CEO of Choice Financial Group, a financial institution offering full-service bank, insurance, and investments options. Choice is a $900 million locally owned community bank with 15 locations in North Dakota and one in Minnesota and has about 205 employees.

Mr. Johnson has been with Choice Financial since 1999 and has held the positions of President of the bank’s Walhalla, North Dakota, location; Market President for the bank’s two locations in Grand Forks, North Dakota; Chief Credit Officer; and COO. He is also a member of the company’s Board of Directors, Senior Credit Committee and Compensation Committee. Mr. Johnson is a native of Walhalla, North Dakota, and graduated from the University of Jamestown with a Business Management and Economics degree.

Mr. Johnson has served on various boards including the Chamber of Commerce and Regional Economic Development. In March 2011, the Federal Reserve Bank of Minneapolis named him to its Community Depository Institutions Advisory Council of the Ninth District. In 2013, he was named Chairman of the Board and meets semiannually with the Federal Reserve Board of Governors on economics and banking.

Christopher J. Lee, 34, was elected as a Director on February 20, 2015. Since July 2014, Mr. Lee has served as the Chief Financial Officer of Butler Machinery Company, a regional dealer of top-quality heavy construction equipment and agriculture equipment for sale with locations in North Dakota, South Dakota and Nebraska. Prior to taking this position, Mr. Lee was a partner at Eide Bailly, LLP, a public accounting firm with 26 offices in 12 states. In 2003, Mr. Lee graduated from North Dakota State University with a Bachelor’s Degree in Accounting.

Alan Kelley, 62, has been President and Chief Operating Officer since November 1, 2011. On June 1, 2013 Mr. Kelley also became CEO and a Director of the Company. Mr. Kelley has over 35 years’ experience in the electric utilities business having held positions as President, CEO, Senior Vice President, as well as various executive and senior management positions for coal-fired power plants.

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

John Pavlish, 56, was elected Sr. Vice President and Chief Technical Officer effective November 16, 2014. Prior to MEEC, Mr. Pavlish was a Senior Research Advisor and the Director of the Center for Air Toxic Metals at the Energy & Environmental Research Center in Grand Forks, North Dakota. He has over 20 years of mercury-related experience and is regarded as an international expert on the topic of mercury. His primary areas of interest and expertise include research, technical consultation, and development of mercury control technologies, in particular, for coal combustion and gasification systems. He is an inventor of a number of patented mercury control technologies and has years of experience in development and testing of these technologies for commercial application. Over the last 10 years, he has spent much of his time evaluating the efficacy of a number of different mercury control technologies/approaches and their cost-competiveness in the commercial market. Mr. Pavlish also has years of power plant experience and has worked for engineering/consulting company Black & Veatch, where he served as Unit Leader/System Engineer.

Mr. Pavlish is a professional engineer, a member of the American Society of Mechanical Engineers, and a member of the Air & Waste Management Association. He serves on numerous professional and technical committees and is a U.S. Representative on the Mercury Emissions from Coal International Experts Working Group on Reducing Emissions from Coal and a member of the United Nations Environment Programme Global Mercury Partnership, Reduction of Mercury Releases from Coal Combustion. Mr. Pavlish has published over 200 papers, articles, and reports on various mercury-related topics and issues.

Keith McGee, 42, was elected Sr. Vice President Investor Relations and Business Development on September 1, 2014, bringing 18 years of experience within the financial services industry to the Company, with a concentrated focus on the energy industry. Since 2009, Mr. McGee has worked in partnership with entrepreneurs, helping to launch and/or grow their businesses and accessing institutional capital to catalyze their business model, with Series 7 and 66 FINRA licensing. Prior to founding his company, SEA, Mr. McGee spent 4 years as an Equity Portfolio Manager, managing an equity fund at the firm of Victoire Finance et Gestion, a division of Sindicatum Limited. There, he invested capital across all areas of the energy industry and gained access to international policy on climate change and carbon markets. Prior to joining Victoire Finance, Mr. McGee spent 10 years at the investment bank of Morgan Stanley as a Vice President within the Institutional Equity Securities division. In 2009, Mr. McGee worked for the U.S. Department of Energy under the 48c Manufacturing Tax Credit Program and with the DOE Loan Guarantee Program.

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

Jim Trettel, 46, was elected Vice President Operations on January 1, 2014. Mr. Trettel possesses 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to MEEC. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc., a sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering and holds various state contractors licenses.

Richard Gross, 44, has been Vice President and Chief Financial Officer since October 10, 2011. Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for Columbus Ohio area companies until October 2011.

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

Audit Committee

The Board of Directors has appointed an Audit Committee made up of Brian Johnson, Chris Greenberg and Jay Rifkin. Mr. Johnson serves as Chairman of this committee.

Financial Experts

The Board of Directors has not appointed any directors as “audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Board of Directors has appointed a Compensation Committee made up of Brian Johnson, Chris Greenberg and Jay Rifkin. Mr. Greenberg serves as Chairman of this committee.

Section 16(A) Beneficial Ownership Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that each of Johnny F. Norris, Jr. and Jay Rifkin filed one report late relating to two transactions, Christopher Greenberg filed one report late relating to three transactions, Richard A. MacPherson filed one report late relating to one transaction, Marcus A. Sylvester filed his initial report of ownership late and filed one report late relating to one transaction, and Alterna Core Capital Assets Fund II, L.P. and the other reporting persons identified therein filed one report late relating to one transaction.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation for 2014 and 2013 of (i) the principal executive officer (“PEO”) and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000, (together with the PEO, the “named executive officers”):

Name, Position	Year	Salary ($)	Stock Options ($) (4)	All Other Compensation ($) (5)	Total ($)
R. Alan Kelley, CEO & President (1)	2014	$280,000	861,327	-	$1,141,327
	2013	$280,000	9,448	9,401	$298,849

Keith McGee, Senior Vice President (2)	2014	$134,667	466,108	-	$600,775
	2013	$97,750	-	-	$97,750

Marcus A. Sylvester, Vice President (3)	2014	$151,552	430,663	-	$582,215
	2013	$150,000	9,448	6,012	$165,460

_______________

(1)

Mr. Kelley was appointed Chief Operating Officer and President in November 2011 and became Chief Executive Officer and a Director in June 2013. The Company and Mr. Kelley have entered into an employment agreement. Pursuant to his employment agreement Mr. Kelley agreed to be employed by the Company as president and Chief Operating Officer for a period of three years, which term may be renewed subject to the approval by the Board. The agreement was amended to add the duties of Chief Executive Officer as described above. Mr. Kelley shall receive an annual base salary equal to $280,000. As of December 31, 2014, $140,000 of salary from 2013 remained unpaid and is recorded on the Company’s balance sheet as an accrued liability. Under his employment agreement, Mr. Kelley shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Kelley shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Pursuant to the December 12, 2013 amendment to his employment agreement, because Mr. Kelley remained an employee on January 1, 2014, he was issued a 650,000 stock unit award on January 1, 2014, which award replaced stock grants of 500,000 shares that were to be made on January 1, 2014 to Mr. Kelley prior to the December 12, 2013 amendment. The stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid awards. Such award will be forfeited if the conditions have not been met by January 1, 2017. After the stock units become vested and non-forfeitable, the Company shall distribute to Mr. Kelley the number of shares of common stock equal to the number of stock units that so vested and became non-forfeitable, provided, however, that the Company shall withhold shares of common stock from the stock units in an amount sufficient to cover the withholding tax obligation. In addition, pursuant to the December 12, 2013 amendment, Mr. Kelley was issued a five year, fully vested stock option to purchase 25,000 shares of common stock on December 12, 2013 with an exercise price equal to the fair market value of the Company’s common stock on that date ($0.50/share). On January 30, 2014, the Company granted Mr. Kelley nonqualified stock options to acquire 500,000 shares of the Company’s common stock under the Company’s Equity Plan: The options were granted with an exercise price equal to the fair market value of the Company’s common stock on that date ($1.20/share).

62

(2)

Mr. McGee was appointed Senior Vice President in September 2014. The Company and Mr. McGee have entered into an employment agreement. Pursuant to his employment agreement Mr. McGee agreed to be employed by the Company as Senior Vice President for a period of three years, which term may be renewed subject to the approval by the Board. The agreement Mr. McGee shall receive an annual base salary equal to $200,000. Under his employment agreement, Mr. McGee shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. McGee shall also be entitled to participate in any stock option and incentive plans adopted by the Company. In addition, pursuant to the agreement, Mr. McGee was issued a five year, fully vested stock option to purchase 500,000 shares of common stock on with an exercise price equal to the fair market value of the Company’s common stock on that date ($1.15/share). Prior to his employment, Mr. McGee provided investor relations services to the company as a consultant for an annualized rate of $102,000 during 2013 and 2014. On January 1, 2014, the Company granted Mr. McGee stock options to acquire 250,000 shares of the Company’s common stock, which were granted with an exercise price equal to the fair market value of the Company’s common stock on that date ($0.595/share).

(3)

Mr. Sylvester was appointed Vice President of Sales in August 2011. The Company and Marcus A. Sylvester have entered into an employment agreement. Pursuant to his employment agreement Mr. Sylvester agreed to be employed by the Company as Vice President of Sales for a period of three years, which term may be renewed subject to the approval by the Board. Mr. Sylvester shall receive an annual base salary equal to $150,000, sales commissions of up to 5% and for transactions completed and closed directly in relation to his efforts, and a management fee of 1% on certain ongoing sales. The base salary will be reduced if certain commissions and management fees are earned. As of December 31, 2014, $37,500 of 2013 salary remained unpaid and is recorded on the Company’s balance sheet as an accrued liability.. Under his employment agreement, Mr. Sylvester shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Sylvester shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Pursuant to the December 12, 2013 amendment to his employment agreement, because Mr. Sylvester remained an employee on January 1, 2014 he was issued a 250,000 stock unit award on January 1, 2014, which award replaced stock grants in in the same denominations that were to be made on January 1, 2014 to Mr. Sylvester prior to the December 12, 2013 amendment. The stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid award. Such award will be forfeited if the conditions have not been met by January 1, 2017. After the stock units become vested and non-forfeitable, the Company shall distribute to the Mr. Sylvester the number of shares of common stock equal to the number of stock units that so vested and became non-forfeitable, provided, however, that the Company shall withhold shares of common stock from the stock units in an amount sufficient to cover the withholding tax obligation. In addition, pursuant to the December 12, 2013 amendment, Mr. Sylvester was issued a five year, fully vested stock option to purchase 25,000 shares of common stock on December 12, 2013 with an exercise price equal to the fair market value of the Company’s common stock on that date ($0.50/share). On January 30, 2014, the Company granted Mr. Kelley nonqualified stock options to acquire 250,000 shares of the Company’s common stock under the Company’s Equity Plan: The options were granted with an exercise price equal to the fair market value of the Company’s common stock on that date ($1.20/share).

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included herein. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the Stock options issued to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
R. Alan Kelley	2014	500,000	$861,327
	2013	25,000	$9,448

Keith McGee	2014	750,000	$466,108
	2013	-	$-

Marcus A. Sylvester	2014	250,000	$430,663
	2013	25,000	$9,448

(5)	The amounts shown for 2013 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match	Group Term Life Insurance	Total Other Compensation
R. Alan Kelley	2014	$11,200	$3,810	$15,010
	2013	$5,600	$3,810	$9,410

Keith McGee	2014	$-	$-	$-
	2013	$-	$-	$-

Marcus A. Sylvester	2014	$6,000	$1,512	$7,512
	2013	$4,500	$1,512	$6,012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2014 by each director and executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2014.

Unexercised Options and Stock Grants

Name	Stock Options Exercisable	Exercise Price	Expiration Date
R. Alan Kelley	500,000	$1.20	January 30, 2019
R. Alan Kelley	25,000	$0.50	December 12, 2018
Keith McGee	250,000	$0.595	January 1, 2019
Keith McGee	500,000	$1.15	September 1, 2019
Marcus A. Sylvester	250,000	$1.20	January 30, 2019
Marcus A. Sylvester	25,000	$0.50	December 12, 2018

Compensation to Directors

The following table sets forth information regarding the compensation for 2014 of each member of the Board of Directors during those years:

Name	Year	Fees earned or paid in cash	Option Awards (1)	All Other Compensation	Total
Chris Greenberg	2014	$-	$365,849	$-	$365,849

Jay Rifkin	2014	$-	$220,602	$-	$220,602

Richard A. MacPherson (2)	2014	$-	$-	$165,000	$165,000

(1)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included herein. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the Stock options issued to the Directors:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
Chris Greenberg	2014	320,000	$365,849

Jay Rifkin	2014	140,000	$220,602

(2)

The Company paid Eastern Emissions Consultants Incorporated, a firm that Mr. MacPherson is the controlling principal and President, $150,000 for consulting services in 2014 and $30,000 for consulting services in 2013. As of December 31, 2013, $150,000 for consulting services in 2013 remained unpaid and was converted into equity in June 2014. Mr. MacPherson was appointed Vice President of Special Initiatives in December 2014. For his services in this position, Mr. MacPherson is to receive an annual base salary of $180,000 and is entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLD MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common shares as of December 31, 2014, by: (a) our directors and nominees for election as directors; (b) each other person who is known by us to own beneficially more than 5% of our outstanding common shares; (c) the executive officers named in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. The percentages in the table are calculated on the basis of the amount of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act (e.g., exercisable options).

	Number of	Percent of
Name of Beneficial Owner	Shares	Class (11)

Richard A. MacPherson (1)	17,108,295	41.7%

Christopher Greenberg (2)	3,344,000	8.2%

Jay Rifkin (3)	2,691,371	6.6%

R. Alan Kelley (4)	525,000	1.3%

John Pavlish (5)	2,937,987	7.0%

Keith McGee (6)	750,000	1.8%

Marcus A. Sylvester (7)	275,000	*

Jim Trettel (8)	586,935	1.5%

Richard H Gross (9)	125,000	*

Alterna Core Capital Assets Fund II, L.P., et al (10)	22,975,387	36.4%

All Executive Officers and Directors as a Group	28,343,588	61.5%

______________

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)

Includes: (a) 15,819,586 shares and 655,059 warrants, which as of December 31, 2014, were owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member; and (b) 506,920 shares and 126,730 warrants owned by Mr. MacPherson personally. Mr. MacPherson’s address is 34 Cedarbank Terrace, Halifax Nova Scotia B3P 2T4, Canada.

(2)

Includes: (a) 2,004,500 shares of common stock directly owned by Arthur Greenberg, Jr. individually, (b) 5,000 shares of common stock directly owned by Greenberg Family Consolidated Limited Partnership, of which Arthur Greenberg, Jr., L.L.P. serves as the general partner. Arthur Greenberg, Jr. is a general partner and the managing partner of Arthur Greenberg, Jr., L.L.P., (c) 1,005,000 shares of common stock and 320,000 options directly owned by Christopher Greenberg individually, and (d) 4,000 shares of common stock directly owned by Arctic Blast of Fargo, Inc., of which Christopher Greenberg and his wife are the sole shareholders. As stated in Mr. Arthur Greenberg and Mr. Christopher Greenberg’s joint Schedule 13G, amendment No. 1., for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, Arthur Greenberg, Jr. and Christopher Greenberg have shared beneficial ownership as a group of the 3,024,000 shares owned by them as set forth above. Mr. Greenberg’s address is 3590 S. 42nd St., Grand Forks, ND 58201.

66

(3)

Includes: (a) 361,585 shares owned by Mojo Music Inc. and 998,128 shares owned by Rebel Holdings, LLC; Mr. Rifkin is the sole managing member of both companies; and (b) 339,130 shares, 357,274 options, and a convertible promissory note with an outstanding balance of $191,054 owned directly by Mr. Rifkin and 148,066 shares owned by The Jay Rifkin 2006 Irrevocable Trust. The note is convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. Mr. Rifkin’s address is 12237 Sunset Parkway, Los Angeles, CA 90064.

(4)	Represents 525,000 shares of common stock that Mr. Kelley has the right to acquire upon the exercise of a stock option.

(5)

Represents 140,250 shares owned by Mr. Pavlish, 797,737 shares owned StratTech Solutions, LLC, a firm owned directly by Mr. Pavlish and 2,000,000 shares of common stock that Mr. Pavlish has the right to acquire upon the exercise of a stock option.

(6)	Represents 750,000 shares of common stock that Mr. McGee has the right to acquire upon the exercise of a stock option.

(7)	Represents 275,000 shares of common stock that Mr. Sylvester has the right to acquire upon the exercise of a stock option.

(8)

Represents 136,935 shares owned by Mr. Trettel, 200,000 shares owned by his wife, Amy Trettel and 250,000 shares of common stock that Mr. Trettel has the right to acquire upon the exercise of a stock option.

(9)	Represents 125,000 shares of common stock that Mr. Gross has the right to acquire upon the exercise of a stock option.

(10)

According to the Schedule 13D filed by Alterna Core Capital Assets Fund II, L.P. and the “Reporting Persons” (as defined in the Schedule 13D) on August 25, 2014, the Reporting Persons have entered into a Joint Filing Agreement, dated August 25, 2014 pursuant to which the Reporting Persons have agreed to file the Schedule 13D jointly in accordance with the provisions of Rule 13d-1(k)(1) of the Securities Exchange Act of 1934, as amended. The amount shown includes: (a) a convertible note for $10,000,000 (the “Note”) maturing July 31, 2018. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carve outs for certain exempt issuances by the Company; and (b) a five year warrant to purchase up to 12,500,000 shares of common stock at $1.00 per share, subject to adjustment in a manner similar to the adjustments on the Note. As stated in Schedule 13D the Reporting Persons are:

(i)	Alterna Capital Partners LLC, a Delaware limited liability company;

(ii)	Alterna General Partner II LLC, a Delaware limited liability company;

(iii)	Alterna Core Capital Assets Fund II, L.P., a Delaware limited partnership;

(iv)	AC Midwest Entity Corp., a Delaware corporation;

(v)	AC Midwest Energy LLC, a Delaware limited liability company;

(vi)	Harry V. Toll, James C. Furnivall, Eric M. Press, Roger P. Miller and Earle Goldin.

According to the Schedule 13D the Reporting Persons have shared voting and dispositive power of the 22,660,600 shares set forth above. The address for the Reporting Persons is 15 River Road, Suite 230, Wilton CT, 06897.

(11)

Applicable percentage ownership is based on 40,228,123 shares of common stock outstanding as of December 31, 2014 plus, each stockholder and any securities that stockholder has the right to acquire within 60 days of December 31, 2014 pursuant options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2014.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding secrurities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )
Equity compensation plans approved by security holders, terminated	385,458	$10.83	0

Equity compensation plans approved by shareholders	4,710,000	0.95	3,290,000

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of our directors, Richard MacPherson, is a managing partner of 3253517 Nova Scotia Limited, which as of December 31, 2013 beneficially owned approximately 40.6% of our outstanding common stock. The Company agreed to a consulting agreement with Eastern Emissions Consultants Incorporated (“EECI”), a firm that Mr. MacPherson is the controlling principal and President, on January 10, 2012. The contracts calls for monthly payments of $15,000 to EECI, was effective as of November 1, 2011 and has a term of three years. During 2013, Mr. MacPherson converted amounts owed to him for advances made to the company into convertible promissory note, which he then converted into shares of common stock. Prior to the conversion, the advances payable earned interest at 9% per annum. The balance outstanding of these advances payable at December 31, 2014 and zero was zero and $4,167, respectively. Accrued interest on these advances at December 31, 2013 and 2012 was zero and $216,378, respectively. During 2014, Mr. MacPherson converted unpaid consulting fees due to EECI, and the balances outstanding for advances payable and accrued interest into equity of the company.

One of our directors, Jay Rifkin, is the managing partner of Rebel Holdings, LLC, which as of December 31, 2012 beneficially owned approximately 4.6% of our outstanding common stock. Mr. Rifkin converted $169,894 of advances payable into a convertible promissory note bearing interest at 12% on June 30, 2013. Previous to the conversion, the advances payable earned interest at 9% per annum. Unpaid accrued interest on those advances at December 31, 2014 and 2013 was $31,318. The Company has an accrued liability due to Mr. Rifkin of $250,000 as of December 31, 2014 for unpaid consulting fees. All balances due were paid to Mr. Rifkin on January 2, 2015.

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

Director Independence

Our Board of Directors currently consists of six members. They are Chris Greenberg, Rick MacPherson, Jay Rifkin, Alan Kelley, Brian Johnson and Chris Lee. Mr. Greenberg, Mr. Johnson and Mr. Lee are independent directors as determined using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., our principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $69,400 and $62,000 for the year ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2014 and December 31, 2013, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in “Audit Fees.”

Tax Fees

For the years ended December 31, 2014 and 2013, we received professional services in the amount of $9,250 and $11,400, respectively, rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

We did not incur any other fees for the years ended December 31, 2014 and 2013, for professional services rendered by our principal accountants.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not set any pre-approval policies and procedures as of December 31, 2014.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1) Financial Statements

Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2014 and 2013

Consolidated Statements of Operations for Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto

(3) Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date
3.1	Certificate Of Incorporation as amended	☒
3.2	Amendment and Restate By-laws		8-K	10/16/14
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/12
10.2	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/13/13
10.3	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/13/13
10.4	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/13/13
10.5	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013		8-K	12/20/13
10.6	Amendment No. 5 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated August 14, 2014		10-Q	11/14/14
10.7	Amended and Restated Employment Agreements between R. Alan Kelley and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.8	Amended and Restated Employment Agreements between Rchard H. Gross and Midwest Energy Emissions Corp, dated July 1, 2012*		10-Q/A	07/02/12
10.9	Amended and Restated Employment Agreements between Marcus A. Sylvester and Midwest Energy Emissions Corp, dated March 1, 2013*		10-K	04/13/13
10.10	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and R. Alan Kelley dated June 1, 2013*		10-Q	11/12/13
10.11	Second Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and R. Alan Kelley dated December 12, 2013*		8-K	12/18/13
10.12	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Marcus A. Sylvester dated December 12, 2013*		8-K	12/18/13
10.13	First Amendment to Amended and Restated Employment Agreement between Midwest Energy Emissions Corp and Richard H Gross dated December 12, 2013*		8-K	12/18/13
10.14	Employment Agreements between Jim Trettel and Midwest Energy Emissions Corp, dated January 1, 2014*	☒
10.15	Employment Agreements between Keith McGee and Midwest Energy Emissions Corp, dated September 1, 2014*	☒

10.16	Employment Agreements between John Pavlish and Midwest Energy Emissions Corp, dated November 16, 2014*		8-K	11/20/14
10.17	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan.*		10-Q	05/15/14
10.18	Form of Option Award Agreement *		10-Q	05/15/14
10.19	Financing Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and the AC Midwest Energy, LLC dated as of August 14, 2014.		10-Q	11/14/14
10.20	Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/14
10.21	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014.		10-Q	11/14/14
10.22	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014.		10-Q	11/14/14
10.23	Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy, LLC dated August 14, 2014 dated as of August 14, 2014.		10-Q	11/14/14
10.24	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014.		10-Q	11/14/14
10.25	Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty between Midwest energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of March 16, 2015.	☒
10.26	Amendment No. 1 to Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of March 16, 2015	☒
14.1	Code of Ethics	☒
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: March 20, 2015	By:	/s/ R. Alan Kelley
R. Alan Kelley
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Chris Greenberg
Chris Greenberg	Chairman	March 20, 2015

/s/ Richard MacPherson
Richard MacPherson	Director	March 20, 2015

/s/ Jay Rifkin
Jay Rifkin	Director	March 20, 2015

/s/ Brian L. Johnson
Brian L. Johnson	Director	March 20, 2015

/s/ Christopher J. Lee
Christopher J. Lee	Director	March 20, 2015

/s/ R. Alan Kelley
R. Alan Kelley	President and Chief Executive Officer, Director	March 20, 2015

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer	March 20, 2015

