Form 10-Q
period 2015-03-31
Midwest Energy Emissions Corp.
filed 2015-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 D Enterprise Drive
Lewis Center, Ohio	43035
(Address of principal executive office)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 41,036,132 outstanding as of May 15, 2015.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2014 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended March 31, 2015

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,013,957	$7,212,114
Accounts receivable	1,238,344	410,950
Inventory	7,076,358	5,784,905
Prepaid expenses and other assets	156,441	140,559
Total current assets	10,485,100	13,548,528

Property and equipment, net	753,047	255,330
License, net	63,236	64,707
Prepaid expenses and other assets	11,364	13,799
Debt issuance costs, net	2,116,032	2,285,696
Customer acquisition costs, net	1,107,404	1,156,521
Total assets	$14,536,183	$17,324,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,064,834	$688,730
Accrued legal and consulting fees	92,785	86,304
Accrued salaries and benefits	402,570	399,487
Deferred revenue	7,195,251	5,808,301
Convertible notes payable	3,408,150	3,080,376
Customer credits	936,500	936,500
Other current liabilites	-	250,000
Total current liabilities	13,100,090	11,249,698

Convertible notes payable, net of discount	4,672,782	4,724,598
Warrant liability	7,475,561	5,597,011
Accrued interest	167,790	337,999
Total liabilities	25,416,223	21,909,306

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
40,451,388 shares issued and outstanding as of March 31, 2015
40,228,123 shares issued and outstanding as of December 31, 2014	40,451	40,228
Additional paid-in capital	19,385,718	19,113,724
Accumulated deficit	(30,306,209)	(23,738,677)

Total stockholders' deficit	(10,880,040)	(4,584,725)

Total liabilities and stockholders' deficit	$14,536,183	$17,324,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)

Revenues	$243,344	$-

Costs and expenses:
Cost of goods sold	149,689	-
Operating expenses	347,170	20,287
License maintenance fees	75,000	75,000
Selling, general and administrative expenses	556,255	543,736
Depreciation and amortization	65,588	43,507
Professional fees	170,245	232,852
Stock based compensation	125,528	2,188,675

Total costs and expenses	1,489,475	3,104,057

Operating loss	(1,246,131)	(3,104,057)

Other expenses
Interest expense	(3,422,356)	(298,209)
Change in value of warrant liability	(1,878,550)	-
State income taxes	(20,495)	-

Total other expenses	(5,321,401)	(298,209)

Net loss	$(6,567,532)	$(3,402,266)

Net loss per common share - basic and diluted:	$(0.16)	$(0.09)

Weighted average common shares outstanding	40,414,884	37,318,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

Stock issued for interest on notes payable	170,500	171	103,834	-	104,005

Stock and warrants issued upon debt conversion	52,765	52	42,632	-	42,684

Issuance of stock options	-	-	125,528	-	125,528

Net loss for the period				(6,567,532)	(6,567,532)

Balance - March 31, 2015	40,451,388	$40,451	$19,385,718	$(30,306,209)	$(10,880,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(6,567,532)	$(3,402,266)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	125,528	2,188,675
Stock issued for services	-	52,500
Amortization of license fees	1,471	1,471
Amortization of discount of notes payable	2,782,346	69,088
Amortization of debt issuance costs	169,664	65,021
Amortization of customer acquisition costs	49,117	-
Depreciation expense	15,000	42,036
Loss on the change in value of warrant liability	1,878,550	-
PIK interest	535,690	220,967
Change in assets and liabilities
Increase in accounts receivable	(827,394)	(479,541)
Decrease (increase) in inventory	(1,291,453)	(940,817)
Decrease (increase) in prepaid expenses and other assets	(13,447)	5,040
Increase (decrease) in accounts payable and accrued liabilities	(179,930)	857,073
Decrease in other current liabilities	250,000	-
Increase in deferred revenue	1,386,950	1,075,200
Net cash used in operating activities	(1,685,440)	(245,553)

Cash flows used in investing activities
Purchase of property and equipment	(512,717)	-
Net cash used in investing activities	(512,717)	-

Cash flows from financing activities
Payment of convertible promissory notes	(3,000,000)	-
Proceeds from the issuance of common stock upon warrant exercise	-	7,813
Net cash (used in) provided by financing activities	(3,000,000)	7,813

Net decrease in cash and cash equivalents	(5,198,157)	(237,740)

Cash and cash equivalents - beginning of period	7,212,114	509,605

Cash and cash equivalents - end of period	$2,013,957	$271,865

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$256	$3,750

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$108,133	$112,000
Accrued sales credits included in customer acquisition costs	$-	$970,500
Conversion of debt and accrued interest to equity	$42,684	$167,057
Inssuance of common stock as payment of interest on convertible notes payable	$104,005	$52,910
Conversion of accrued interest to debt	$535,690	$220,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company") is organized under the laws of the State of Delaware with 150,000,000 authorized shares of common stock, par value $0.001 per share and 2,000,000 authorized shares of preferred stock, par value $0.001 per share.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also include restricted cash of $12,500 and $12,500 as of March 31, 2015 and December 31, 2014, respectively.

In addition, per the financing agreement entered into with AC Midwest LLC (the “Lender”) (see Note 8), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its commercial customer. No impairment charges were recognized for the quarters ended March 31, 2015 and 2014, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at March 31, 2015 and December 31, 2014 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2015 and December 31, 2014 due to their short-term maturities. The fair value of the convertible promissory notes payable at March 31, 2015 and December 2014 approximated the carrying amount as the notes were issued during the three years ended December 31, 2014 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2015. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the consolidated statements of operations.

The Company’s derivative liabilities are related to detachable common stock purchase warrants (“warrants”) issued in conjunction with debt and warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain “Down Round Protections” utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in “Down Round Protection.” These widely accepted techniques include “Modified Binomial”, “Monte Carlo Simulation” and the “Lattice Model.” The “core” assumptions and inputs to the “Modified Binomial” model are the same as for “Black-Scholes”, such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a “Modified Binomial” model (in our case, the “Monte Carlo Simulation”, for which we engaged an independent valuation firm to perform) is the probability of a future capital raise. By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2014	$-
Issuance of warrants	9,801,200
Change in value of warrant liability	(4,204,189)
Balance at December 31, 2014	$5,597,011

Change in value of warrant liability	1,878,550
Balance at March 31, 2015	$7,475,561

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $1,107,404 and $1,156,521 on March 31, 2015 and December 31, 2014, respectively. Amortization expense for the quarters ended March 31, 2015 and 2014 was $49,117 and zero, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers a total of $7,195,251 and $5,808,301 as of March 31, 2015 and December 31, 2014, respectively, which relate to the future fabrication, delivery and installation of new equipment. This amount is included as deferred revenue at March 31, 2015 and December 31, 2014 and is expected to be recognized as revenue during the year ended 2015 when the equipment is commissioned for use by the customers.

The Company generated revenues of $243,344 and zero for the quarters ended March 31, 2015 and 2014, respectively. The Company generated revenue for the quarter ended March 31, 2015 by delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2015 and December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 or state tax examinations for years prior to 2010.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2015 and 2014, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarter ended March 31, 2015, 100% of the Company’s revenue related to two customers. At March 31, 2015 and December 31, 2014, 100% of the Company’s accounts receivable related to four and one customers, respectively.

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

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Going Concern

The accompanying consolidated financial statements as of March 31, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $30,306,209. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. On March 16, 2015, pursuant to an amendment of the Financing Agreement with AC Midwest Energy, LLC, the Company repaid $3,000,000 of outstanding convertible note principal (see Note 8). These factors raise substantial doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,200,000 and $900,000 mature in 2015 and 2016, respectively. Therefore, success in our fund raising efforts and negotiations with our note holders is crucial. We are actively seeking sources of additional financing in order to fund our debt repayment obligations. If extensions cannot be negotiated with our early investors who purchased convertible debt from the Company, no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. As of May 15, 2015, convertibles notes with principal balances totaling approximately $1,865,000 were extended through executed amendment agreements with the current convertible note holders. The Company is in the process of seeking such amendments from the remaining note holders, approximately $400,000 of which have reached maturity, but there can be no assurance that all remaining holders will accept the offered extension terms. The notes of any holders who do not accept will be governed by the original terms thereof.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold its customers. As of March 31, 2015 and December 31, 2014, costs totaling $6,898,828 and $5,714,905, respectively, were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company’s customers. The Company also held product supply inventory valued at $177,530 and $70,000 as of March 31, 2015 and December 31, 2014, respectively.

Note 5 - Property and Equipment, Net

 Property and equipment at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Equipment & Installation	$897,496	$787,918
Trucking equipment	530,073	168,504
Mixing Equipment	54,490	17,103
Office equipment	23,941	23,941
Computer equipment and software	93,081	88,898
Total Equipment	1,599,081	1,086,364

Less: accumulated depreciation	846,034	831,034
Property and equipment, net	$753,047	$255,330

The Company uses the straight-line method of depreciation over 3 to 5 years. During the quarters ended March 31, 2015 and 2014 depreciation expense charged to operations was $15,000 and $42,036, respectively.

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to this agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement now applies to 29 domestic and foreign patents and patent applications.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2014.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2014 or 2013.

License costs capitalized as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

License	$100,000	$100,000
Less: accumulated amortization	36,764	35,293
License, net	$63,236	$64,707

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the quarters ended March 31, 2015 and 2014, amortization expense charged to operations was $1,471 and $1,471, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 7 - Advances Payable – Related Party

As of December 31, 2014, the Company owed Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011 and accrued interest of $31,318 accrued on advances made to the company prior to their conversion to promissory notes of the Company on June 30, 2013. As of December 31, 2014, these amounts were accrued in other current liabilities and accrued liabilities on the accompanying condensed consolidated balance sheet, respectively. On January 2, 2015, the Company entered into a Payment of Debt and Release of Claims Agreement and paid the balance of this debt to Mr. Rifkin.

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of March 31, 2015 and December 31, 2014:

	2015	2014

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit.	$3,408,150	$3,245,499

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	693,673	654,408

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,695,000	1,705,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	7,777,084	10,475,388

Total convertible notes payable before discount	13,573,907	16,080,295

Less discounts	(5,492,975)	(8,275,321)

Total convertible notes payable	8,080,932	7,804,974

Less current portion	3,408,150	3,080,376

Convertible notes payable, net of current portion	$4,672,782	$4,724,598

As of March 31, 2015, schedule principal payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2016	3,408,150
2017	2,568,123
2018	1,908,270
2019	5,689,364
13,573,907

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2015 and 2014, was $105,127 and $83,416, respectively. As of March 31, 2015, total principal of $3,408,150 was outstanding on these notes and is set to mature during the next twelve months. As of May 15, 2015, the Company and holders of these notes representing approximately $1,865,000 of the total outstanding principal have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2015 and 2014, was $14,735 and $13,114, respectively. As of March 31, 2015, total principal of $491,156 was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2015 and 2014, was $6,075 and $5,407, respectively. As of March 31, 2015, total principal of $202,517 was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the quarters ended March 31, 2015 and 2014, was $42,457 and $47,222, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended March 31, 2014 and March 31, 2014 on this discount was $37,613 and $69,088, respectively. As of March 31, 2015, total principal of $1,695,000 was outstanding on these notes.

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. (“MES, and together with the Company, collectively the “Companies”) entered into a financing agreement (the “Financing Agreement”) with a newly created independent entity, AC Midwest Energy LLC (the “Lender”). Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the “Note”) maturing July 31, 2018, secured by all the assets of the Companies. All the indebtedness under the Note was convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company. Per an amendment to the Financing Agreement discussed below, the conversion price was adjusted to $0.50 per share and the adjustment to the price per share for failing to generate a certain level of EBITDA was eliminated.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or “PIK” for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. As of December 31, 2014, the Company was not in compliance with a certain covenant and received a waiver from Lender for this failure on March 16, 2015 in association with an amendment to the Financing Agreement.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC (“Amendment”). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. Interest expense for the quarter ended March 31, 2015 was $301,696. As of March 31, 2015, total principal of $7,777,084 was outstanding on this note. In connection with change in the conversion terms and repayment of principal, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense.

Note 9 - Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants subsequent to issuance). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants subsequent to the issuance). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized. As of March 31, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,475,561 and a loss for the change in value of the liability of $1,878,550 was recognized.

Note 10 - Commitments and Contingencies

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

For the year ended December 31
2015	$225,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,175,000

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

Rent expense was approximately $28,000 and $12,000 for the quarters ended March 31, 2015 and 2014, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Note 11 - Equity

The Company was established with two classes of stock, common stock – 150,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Common Stock

On January 1, 2015, the Company issued 170,500 shares of common stock to the holders of notes with a term of three years, bearing interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2014.

On January 30, 2015, the Company issued 20,161 shares of common stock upon the conversion of a note with principal totaling $10,000 and accrued interest of $81, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On February 20, 2015, the Company issued 32,604 shares of common stock and 8,151 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $32,603, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

Note 12 - Stock Based Compensation

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

A summary of stock option activity for the quarter ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2014	5,095,458	1.70	4.5	-
Grants	250,000	0.61	4.7	-
Cancellations	-	-	-	-
March 31, 2015	5,345,458	1.65	4.2	-

Options exercisable at:
December 31, 2014	3,095,458	2.31	4.3
March 31, 2015	3,095,458	2.31	4.0

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 72.8%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company’s common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company’s 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 in accordance with FASB ASC Topic 718. Compensation expense for the quarter ended March 31, 2015 on the issued options was $113,793.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the quarter ended March 31, 2015 on the issued options was $11,735.

Note 13 - Warrants

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

On February 20, 2015, the Company issued 8,151 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $32,603 (see Note 11).

On March 16, 2015, the Companies entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty (the “Amendment”) with the Lender. Pursuant to the Amendment, the exercise price of the five year warrant previously issued to the Lender to purchase up to 12,500,000 shares of common stock was decreased to $0.50 per share, subject to adjustment in a manner similar to the adjustments on the Note.

The following table summarizes information about common stock warrants outstanding at March 31, 2015:

Outstanding					Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30		11,364	1.12	$3.30	11,364	$3.30
1.25		40,252	1.10	1.25	40,252	1.25
1.00		24,000	1.57	1.00	24,000	1.00
0.88	(1)	1,303,300	4.11	0.88	1,303,300	0.88
0.84	(2)	959,508	4.38	0.84	959,508	0.84
0.75		435,271	0.28	0.75	435,271	0.75
0.67	(3)	3,805,000	3.53	0.67	3,805,000	0.67
0.50		14,077,750	4.34	0.50	14,077,750	0.50
$0.50 - $3.30		20,656,445	4.33		20,656,445

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

Note 14 - Tax

For the quarter ended March 31, 2015, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company’s net operating loss carryforward was approximately $21,132,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 15 - Subsequent Events

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718.

On May 4, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Jay Rifkin and Brian Johnson, nonqualified stock options to acquire 50,000 shares of the Company’s common stock to Chris Lee and nonqualified stock options to acquire 75,000 shares of the Company’s common stock to Chris Greenberg, current directors of the Company, under the Company’s Equity Plan. The options are granted and exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $74,990 in accordance with FASB ASC Topic 718.

From May 6 through May 15, 2015, the Company and holders of unsecured 12.0% Convertible Promissory Notes (the “Notes”) representing approximately $1,865,000 of the total outstanding principal have entered into amendments (the “First Note Amendment”) to the Notes which (i) extend the Maturity Date of the Notes by 12 months from their original Maturity Dates; (ii) reduce the Conversion Price from $1.00 to $0.50 per Unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the Warrant included in the Unit from $1.25 to $1.00 per share.

On May 8, 2015, the Company issued 103,528 shares of common stock upon the conversion of a note with principal totaling $50,000 and accrued interest of $1,764, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

From April 28 through May 15, 2015, the Company issued 481,216 shares of common stock and 120,304 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $240,608, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Midwest Energy Emissions Corp. develops and deploys patented and proprietary technologies to remove mercury from coal-fired power plant air emissions. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. In general, MATS requires EGUs to remove about 90% of the mercury from their emissions. Our technology has been shown to be able to achieve mercury removal levels compliant with MATS and at a lower cost and plant impact than the most widely used approach of PAC or BAC injection. As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay us periodically, (monthly or as material is delivered) based on their actual use of our injected material. Clients will use this material whenever their EGUs operate, EGUs are not always in operation. EGUs typically may not be in operation due to maintenance reasons or when the price of power in the market is less than their cost to produce power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

Results of Operations

The first fiscal quarter of 2015 was a quarter which focused on intense contract implementation, sales and marketing. During the quarter, the Company deployed resources towards execution on the currently contracted business, construction and implementation of proprietary mobile feeder systems that will enhance technology-demonstration flexibility. In addition, during the quarter, the Company adjusted to an environment that saw a large percentage of current and prospective customers receive, in the latter part of 2014, extensions for compliance for MATS until 2016.

The Company focused on execution in this first quarter, responding to contract and testing demands of its customer base, while actively marketing and selling its patented SEA Technology to the vast number of utilities seeking compliance in 2016. The previously announced customer contracts of 2014 include designing and installing front-end injection equipment, called skids, for injection of our proprietary front-end product, and some include installation of an additional back-end system, called an ACI, if a customer does not already have one, for injection of our back-end product. All of this, we estimate, will generate over $8 million in equipment sales during 2015, and the Company estimates that it will begin to accrue revenues from these installations, as well as customer contracts for MATS compliance, in the second quarter. Based upon all available information and Company estimates, the contracts that are in place currently – which amount to 15 EGU’s, and with 5 separate utilities or electric-cooperatives – are estimated to exceed $110 million in aggregate revenues over the five year span of these contracts.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC (“Amendment”) due to the failure of certain financial covenants. This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note on March 16, 2015, reducing the principal outstanding to $7,735,826. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. The Company believes that this amendment will allow it to move forward with the necessary working capital to implement its business plan with the anticipation of becoming cash flow positive when our customers begin full MATS compliance activities in 2016.

Revenues

Sales - We generated revenues for delivered product of approximately $243,000 and $0 for the quarters ended March 31, 2015 and 2014, respectively.

Cost and Expenses

Costs and expenses were $1,489,000 and $3,104,000 during the quarters ended March 31, 2015 and 2014, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in stock based compensation issued to employees and directors of approximately $2 million during the current quarter compared to the same period in the prior year. The decrease is offset by an increase in 2015 of operating expenses and cost of goods sold.

Cost of goods sold during the quarters ended March 31, 2015 and 2014 was $150,000 and $0, respectively. The increase in cost is attributable to the increase in product sales in the first three months of 2015.

Operating expenses during the quarters ended March 31, 2015 and 2014 were $347,000 and $21,000, respectively. The increase in operating costs from the prior year is primarily attributable to increased labor and technical consulting costs associated with assisting our customers with testing and equipment commissioning being performed at their sites and increased salary and overhead costs associated with an increase in our operations staff from the prior year.

License Maintenance Fees were $75,000 and $75,000 for the quarters ended March 31, 2015 and 2014, respectively. The expenses relate to the monthly amortization of the annual maintenance fee.

Selling, general and administrative expenses were $556,000 and $544,000 for the quarters ended March 31, 2015 and 2014, respectively. The increase in selling, general and administrative expenses is primarily attributed to increases in payroll and benefits, and insurance expenses associated with the expansion of our business, offset by decreased investor relation costs.

Depreciation and amortization expenses were $66,000 and $44,000 for the quarters ended March 31, 2015 and 2014, respectively. The increase from the prior year is attributable to amortization of customer acquisitions costs.

Professional fee expenses were $170,000 and $233,000 for the years March 31, 2015 and 2014, respectively. The decrease in professional fee expenses is attributed to a decrease in professional fees related to the maintenance, expansion and defense of our intellectual property.

Stock based compensation was $126,000 and $2,189,000 for the quarters ended March 31, 2015 and 2014, respectively. In the quarter ended March 31, 2014, these costs were associated with stock options issued to officers, directors and consultants. In the quarter ended March 31, 2015, these costs were associated with the stock options included in the employment agreements of two new employees.

Other Expenses

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $3,422,000 and $298,000 during the quarters ended March 31, 2015 and 2014, respectively. In connection with the change in the conversion terms and repayment of principal per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense. Also, during the quarter ended March 31, 2015, a loss on the change in value of warrant liability of $1,879,000 was incurred.

Net Loss

For the quarters ended March 31, 2015 and 2014, we had a net loss of approximately $6,568,000 and $3,402,000, respectively. The increased net loss is primarily attributed to (i) increased interest expense; (ii) a loss on the change in value of warrant liability; (iii) a loss on the change in value of convertible notes payable, and; (iv) increased operations expenses incurred offset by decreased stock based compensation expense in the current quarter from the prior year.

Taxes

As of March 31, 2015, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of March 31, 2015, our cash and cash equivalents totaled $2,014,000. In March 2015, pursuant to an amendment of its Financing Agreement with AC Midwest, LLC, the Company repaid $3,000,000 of outstanding principal. The high volume product supply revenue that we expected to begin in 2015, has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on seven units under contract. Our anticipated cash needs for working capital and capital expenditures for the next twelve months are approximately $4.0 million. We have primarily relied upon financing activities to fund our operations. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,200,000 and $900,000 mature in 2015 and 2016, respectively. As of May 15, 2015, the Company extended principal balances on these notes totaling approximately $1,865,000 through executed amendment agreements with the note holders. The Company is in the process of seeking such amendments from the remaining note holders, approximately $400,000 of which have reached maturity, but there can be no assurance that all remaining holders will accept the offered extension terms. The notes of any holders who do not accept will be governed by the original terms thereof. Therefore, success in our fund raising efforts and negotiations with our note holders is crucial. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. Due to these efforts, we could dilute current shareholders and the dilution could be significant. Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins. No assurance can be made that we will be able to achieve this target.

Total assets were $14,536,000 at March 31, 2015 versus $17,325,000 at December 31, 2014. The change in total assets is primarily attributable to the decreases in cash and is offset by the increases in inventory associated with costs of beginning to fabricate the equipment our customers will need to install at their individual sites and accounts receivable associated with billing our customers for these projects.

Total liabilities were $25,416,000 at March 31, 2015 versus $21,909,000 at December 31, 2014. During the quarter ended March 31, 2015, the Company repaid $3,000,000 of outstanding principal on secured notes payable. Deferred revenue continued to increase as equipment projects continued towards completion and commissioning at its customer sites. Also, after the amendment to the finance agreement and warrants issued to the Company’s largest secured lender, the fair value of the convertible note payable increased as did the fair value of the warrant liability.

Operating activities used $1,685,000 of cash during the quarter ended March 31, 2015 compared to $246,000 during the quarter ended March 31, 2014. The change in cash used for operating activities is primarily attributable to the increase in net loss and equipment inventory and is offset by increases in amortization and deferred revenue.

Investing activities used $513,000 and $0 during the quarters ended March 31, 2015 and 2014, respectively. In 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for this increase.

Financing activities provided $8,000 during the quarter ended March 31, 2014 due to proceeds from the exercise of a warrant to purchase shares of common stock. Financing activities used $3,000,000 during the quarter ended March 31, 2015 due to the repayment of principal of convertible promissory notes.

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

Going Concern

The accompanying consolidated financial statements as of March 31, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $30,306,209. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. On March 16, 2015, pursuant to an amendment of the Financing Agreement with AC Midwest Energy, LLC, the Company repaid $3,000,000 of outstanding convertible note principal (see Note 8). These factors raise substantial doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $3,200,000 and $900,000 mature in 2015 and 2016, respectively. Therefore, success in our fund raising efforts and negotiations with our note holders is crucial. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. As of May 15, 2015, convertibles notes with principal balances totaling approximately $1,865,000 were extended through executed amendment agreements with the current convertible note holders. The Company is in the process of seeking such amendments from the remaining note holders, approximately $400,000 of which have reached maturity, but there can be no assurance that all remaining holders will accept the offered extension terms. The notes of any holders who do not accept will be governed by the original terms thereof.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2015 or December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the PEO and PFO, to allow timely decisions regarding required disclosures.

Based on that evaluation, the PEO and PFO concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective due to a deficiency in the evaluation of items that may need to be reported by the Company under a Current Report on Form 8-K. Management intends to address this deficiency by improving controls over segregation of duties and management activities, and taking other measures that may be necessary and advisable.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM - 6 EXHIBITS

Exhibit Number	Description

10.1	Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of March 16, 2015 (1)
10.2	Amendment No. 1 to Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of March 16, 2015 (1)
10.3*	Payment of Debt and Release of Claims Agreement between Midwest Energy Emissions Corp. and Jay Rifkin dated as of January 2, 2015
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

___________

*	Filed herewith.
(1)	Incorporated by reference to Form 10-K filed March 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 15, 2015	By:	/s/ Richard MacPherson
Richard MacPherson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

