Form 10-Q
period 2015-06-30
Midwest Energy Emissions Corp.
filed 2015-08-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

670 D Enterprise Drive Lewis Center, Ohio	43035
(Address of principal Executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 47,223,390 outstanding as of August 14, 2015.

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

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended June 30, 2015

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$958,063	$7,212,114
Accounts receivable	663,892	410,950
Inventory	6,382,078	5,784,905
Prepaid expenses and other assets	133,784	140,559
Total current assets	8,137,817	13,548,528

Property and equipment, net	872,654	255,330
License, net	61,765	64,707
Prepaid expenses and other assets	8,929	13,799
Debt issuance costs, net	1,947,594	2,285,696
Customer acquisition costs, net	1,037,412	1,156,521
Total assets	$12,066,171	$17,324,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$410,902	$688,730
Accrued legal and consulting fees	65,824	86,304
Accrued salaries and benefits	433,585	399,487
Deferred revenue	6,035,850	5,808,301
Convertible notes payable	1,247,719	3,080,376
Customer credits	936,500	936,500
Other current liabilites	-	250,000
Total current liabilities	9,130,380	11,249,698

Convertible notes payable, net of discount	5,037,996	4,724,598
Warrant liability	4,280,282	5,597,011
Accrued interest	160,659	337,999
Total liabilities	18,609,317	21,909,306

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 45,591,412 shares issued and outstanding as of June 30, 2015 40,228,123 shares issued and outstanding as of December 31, 2014	45,591	40,228
Additional paid-in capital	23,118,107	19,113,724
Accumulated deficit	(29,706,844)	(23,738,677)

Total stockholders' deficit	(6,543,146)	(4,584,725)

Total liabilities and stockholders' deficit	$12,066,171	$17,324,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Revenues
Product sales	$609,328	$659,052	$852,672	$659,052
Equipment sales	1,967,039	-	1,967,039	-
Demonstration and consulting services	120,318	219,905	120,318	219,905

Total revenues	2,696,685	878,957	2,940,029	878,957

Costs and expenses:
Cost of goods sold	1,787,205	365,118	1,936,895	365,118
Operating expenses	551,802	235,379	898,971	255,666
License maintenance fees	75,000	75,000	150,000	150,000
Selling, general and administrative expenses	549,535	521,761	1,105,790	1,012,997
Depreciation and amortization	99,463	91,676	165,051	135,183
Professional fees	118,244	109,725	288,489	342,577
Stock based compensation	205,661	452,029	331,189	2,693,204

Total costs and expenses	3,386,910	1,850,688	4,876,385	4,954,745

Operating loss	(690,225)	(971,731)	(1,936,356)	(4,075,788)

Other (expense) income
Interest expense	(936,116)	(408,647)	(4,358,472)	(706,856)
Change in value of warrant liability	3,195,279	-	1,316,729	-
Debt conversion costs	(961,843)	-	(961,843)	-
State income taxes	(7,730)	-	(28,225)	-

Total other (expense) income	1,289,590	(408,647)	(4,031,811)	(706,856)

Net income (loss)	$599,365	$(1,380,378)	$(5,968,167)	$(4,782,644)

Net income (loss) per common share - basic and diluted:	$0.01	$(0.04)	$(0.15)	$(0.12)

Weighted average common shares outstanding	41,322,566	39,014,401	41,124,352	38,938,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

Stock issued for interest on notes payable	170,500	171	103,834	-	104,005

Stock and warrants issued upon debt conversion	5,192,789	5,192	3,569,360	-	3,574,552

Issuance of stock options	-	-	331,189	-	331,189

Net loss for the period	-	-	-	(5,968,167)	(5,968,167)

Balance - June 30, 2015	45,591,412	$45,591	$23,118,107	$(29,706,844)	$(6,543,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash flows from operating activities
Net loss	$(5,968,167)	$(4,782,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	331,189	2,693,204
Amortization of license fees	2,942	2,942
Amortization of discount of notes payable	3,192,741	138,945
Amortization of debt issuance costs	338,102	130,045
Amortization of customer acquisition costs	119,109	32,745
Depreciation expense	43,000	99,496
Gain on change in value of warrant liability	(1,316,729)	-
Debt conversion costs	961,843	-
PIK Interest	539,994	-
Change in assets and liabilities
Increase in accounts receivable	(252,942)	(1,287,808)
Increase in inventory	(597,173)	(2,360,616)
Decrease in prepaid expenses and other assets	11,645	14,961
Increase (decrease) in accounts payable and accrued liabilities	(226,830)	1,001,970
Increase in deferred revenue	227,549	2,760,028
Net cash used in operating activities	(2,593,727)	(1,556,732)

Cash flows used in investing activities
Purchase of equipment	(660,324)	(63,082)
Net cash used in investing activities	(660,324)	(63,082)

Cash flows from financing activities
Payment of convertible promissory notes	(3,000,000)	-
Proceeds from note payable	-	300,000
Proceeds from the issuance of common stock and related warrants	-	1,004,935
Proceeds from the issuance of common stock upon warrant exercise	-	7,813
Net cash provided by financing activities	(3,000,000)	1,312,748

Net decrease in cash and cash equivalents	(6,254,051)	(307,066)

Cash and cash equivalents - beginning of period	7,212,114	509,605

Cash and cash equivalents - end of period	$958,063	$202,539

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$256	$7,542

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$57,030	$112,000
Accrued sales credits included in customer acquisition costs	$-	$970,500
Conversion of debt and accrued interest to equity	$3,574,552	$283,446
Conversion of accounts payable and other liabilities to equity	$-	$381,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company") is organized under the laws of the State of Delaware with 150,000,000 authorized shares of common stock, par value $.001 per share and 2,000,000 authorized shares of preferred stock, par value $0.001 per share.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also include restricted cash of $0 and $12,500 as of June 30, 2015 and December 31, 2014, respectively.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment at the site of its commercial customer. No impairment charges were recognized for the three and six months ended June 30, 2015 and 2014, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at June 30, 2015 and December 31, 2014 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2015 and December 31, 2014 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2015 and December 2014 approximated the carrying amount as the notes were issued during the three years ended December 31, 2014 at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2015. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2014	$-
Issuance of warrants	9,801,200
Change in value of warrant liability	(4,204,189)
Balance at December 31, 2014	$5,597,011

Change in value of warrant liability	(1,316,729)
Balance at June 30, 2015	$4,280,282

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $1,037,412 and $1,156,521 on June 30, 2015 and December 31, 2014, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $119,109 and $32,745, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers a total of $8,002,889 and $5,808,301 as of June 30, 2015 and December 31, 2014, respectively, which relate to the future fabrication, delivery and installation of new equipment. During the three and six months ended June 30, 2015, four projects totaling $1,967,039 were completed and recognized as revenue. The remaining balance is included as deferred revenue at June 30, 2015 and December 31, 2014 and are expected to be recognized as revenue during the year ended 2015 when the equipment is commissioned for use by the customers.

The Company generated revenues of $2,940,029 and $878,957 for the six months ended June 30, 2015 and 2014, respectively. The Company generated revenue for the six months ended June 30, 2015 by completing four equipment projects at customer sites and delivering product to its commercial customers. The Company generated revenue for the six months ended June 30, 2014 by delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2015 and December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 or state tax examinations for years prior to 2010.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares for the six months ended June 30, 2015 and 2014, because the Company incurred net losses and basic and diluted losses per common share are the same. For the three months ended June 30, 2015 basic and diluted earnings per share approximated each other. Dilutive potential common shares as of June 30, 2015 were approximately 23.1 million shares and there were approximately 27.4 million anti-dilutive potential common shares.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the six months ended June 30, 2015, 100% of the Company’s revenue related to five customers. At June 30, 2015 and December 31, 2014, 100% of the Company’s accounts receivable related to four and one customers, respectively.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

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

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03,Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In June, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11,Inventory (Subtopic 330): Simplifying the measurement of Inventory. The amendments in this ASU require inventory be measured at the lower of cost and net realizable value. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements as of June 30, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss and negative cash flows from operations during the six months ended June 30, 2015 and has an accumulated deficit since its inception. The Company has current convertible notes payable of $1,247,719. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the outstanding convertible debt can be converted into equity in the Company, which has been the historical method noteholders have chosen to date, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its current debt obligations should these noteholders chose not to convert prior to the maturity of their notes. Also, although we anticipate significant revenues for the sale of capital equipment, products to customers currently in compliance with MATS and products to be used in continued testing and commissioning work done by our customers with compliance beginning in 2016, no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

 Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to its customers. As of June 30, 2015 and December 31, 2014, costs totaling $6,120,700 and $5,714,905, respectively, were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company’s customers. The Company also held product supply inventory valued at $261,378 and $70,000 as of June 30, 2015 and December 31, 2014, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2015 and December 31, 2014 are as follows:

	June 30	December 31
	2015	2014

Equipment & Installation	$968,722	$787,918
Trucking equipment	437,924	168,504
Mixing Equipment	223,020	17,103
Office equipment	23,941	23,941
Computer equipment and software	93,081	88,898
Total Equipment	1,746,688	1,086,364

Less: accumulated depreciation	874,034	831,034
Property and equipment, net	$872,654	$255,330

The Company uses the straight-line method of depreciation over 3 to 5 years. During the six months ended June 30, 2015 and 2014, depreciation expense charged to operations was $43,000 and $99,496, respectively.

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

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2015 or 2014.

License costs capitalized as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

License	$100,000	$100,000
Less: accumulated amortization	38,235	35,293
License, net	$61,765	$64,707

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the six months ended June 30, 2015 and 2014, amortization expense charged to operations was $2,942 and $2,942, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

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

Note 8 – Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of June 30, 2015 and December 31, 2014:

	2015	2014

Unsecured convertible promissory notes which had an original term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit.	$1,014,240	$3,245,499

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	693,673	654,408

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,645,000	1,705,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	8,015,382	10,475,388

Total convertible notes payable before discount	11,368,295	16,080,295

Less discounts	(5,082,580)	(8,275,321)

Total convertible notes payable	6,285,715	7,804,974

Less current portion	1,247,719	3,080,376

Convertible notes payable, net of current portion	$5,037,996	$4,724,598

As of June 30, 2015, schedule principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2016	1,247,719
2017	2,868,862
2018	2,299,368
2019	4,952,346
11,368,295

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2015 and 2014, was $186,339 and $185,038, respectively.

During the six months ended June 30, 2015, the Company and holders of these notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. As of June 30, 2015, the holders of these notes totaling $2,393,910 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 5,036,511 shares of common stock and 1,259,128 warrants to purchase common stock. As of June 30, 2015, total principal of $1,014,240 was outstanding on these notes to the remaining note holders that did not convert. The Company recognized a non-cash inducement expense of $961,843 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2015 and 2014, was $29,469 and $26,228, respectively. As of June 30, 2015, total principal of $491,156 was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2015 and 2014, was $12,151 and $10,814, respectively. As of June 30, 2015, total principal of $202,517 was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the six months ended June 30, 2015 and 2014, was $57,575 and $203,507, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the six months ended June 30, 2015 and June 30, 2014 on this discount was $75,644 and $138,945, respectively. As of June 30, 2015, total principal of $1,645,000 was outstanding on these notes.

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

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC (“Amendment”). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. Interest expense for the six months ended June 30, 2015 was $539,994. As of June 30, 2015, total principal of $8,015,382 was outstanding on this note. In connection with change in the conversion terms and repayment of principal, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense.

Note 9 – Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized. As of March 31 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,475,561 and a loss for the change in value of the liability of $1,878,550 was recognized. As of June 30 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $4,280,282 and a gain for the change in value of the liability of $3,195,279 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $0.34 and $0.61, a risk free treasury rate for 1.01% and 1.10% and an expected volatility rate of 67.7% and 72.8 at June 30, 2015 and December 31, 2014, respectively.

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

For the year ended December 31
2015	$150,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,100,000

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

On June 1, 2014, the Company entered into a seven month lease for warehouse space in Fairfield, Texas, commencing June 1, 2014. The lease provides for the option to extend the lease on a month to month basis. Rent is $3,000 monthly throughout the term of the lease. This lease was terminated on June 30, 2015.

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

Rent expense was approximately $64,000 and $26,000 for the six months ended June 30, 2015 and 2014, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the Company’s condensed consolidated financial statements.

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

From April 28, 2015 through June 30, 2015, the Company issued 5,036,511 shares of common stock and 1,259,137 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $2,518,262, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit. The Company recognized a non-cash inducement expense of $961,843 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

On May 8, 2015, the Company issued 103,528 shares of common stock upon the conversion of a note with principal totaling $50,000 and accrued interest of $1,764, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

Note 12 - Stock Based Compensation

On January 10, 2014, the Board of Directors of the Company approved and adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 16, 2014, the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the “Equity Plan”). The number of shares of the Company’s Common Stock that may be issued under the Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events.Eligible participants under the Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company. On October 9, 2014, the Board of Directors approved and adopted the First Amendment to the plan, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 18, 2014, which increased the number of shares issuable under the plan to 7,500,000.

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

A summary of stock option activity for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2014	5,095,458	1.70	4.5	-
Grants	500,000	0.64	4.7	-
Cancellations	-	-	-	-
June 30, 2015	5,595,458	1.60	4.0	-

Options exercisable at:
December 31, 2014	3,095,458	2.31	4.5
June 30, 2015	3,270,458	2.23	3.8

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 72.8%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company’s common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company’s 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 in accordance with FASB ASC Topic 718. Compensation expense for the three and six months ended June 30, 2015 on the issued options was $113,794 and $227,587, respectively.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the three and six months ended June 30, 2015 on the issued options was $11,724 and $23,459, respectively.

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. Compensation expense for the three and six months ended June 30, 2015 on the issued options was $5,152.

On May 4, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Jay Rifkin and Brian Johnson, nonqualified stock options to acquire 50,000 shares of the Company’s common stock to Chris Lee and nonqualified stock options to acquire 75,000 shares of the Company’s common stock to Chris Greenberg, current directors of the Company, under the Company’s Equity Plan. The options are granted and exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $74,990 in accordance with FASB ASC Topic 718. Compensation expense for the three and six months ended June 30, 2015 on the issued options was $74,990.

Note 13 - Warrants

When sold and issued warrants are not subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 72.8%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

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

From April 28, 2015 through June 30, 2015, the Company issued 1,259,137 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $2,518,262 (see Note 11).

The following table summarizes information about common stock warrants outstanding at June 30, 2015:

Outstanding					Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30		11,364	0.87	$3.30	11,364	$3.30
1.25		40,252	0.85	1.25	40,252	1.25
1.00		1,233,022	1.92	1.00	1,233,022	1.00
0.88	(1)	1,303,300	3.86	0.88	1,303,300	0.88
0.84	(2)	959,508	4.13	0.84	959,508	0.84
0.75		435,271	0.03	0.75	435,271	0.75
0.67	(3)	3,805,000	3.28	0.67	3,805,000	0.67
0.50		14,077,750	4.09	0.50	14,077,750	0.50
$0.50 - $3.30		21,865,467	3.73		21,865,467

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

Note 14 – Tax

For the three and six months ended June 30, 2015, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2015, the Company’s net operating loss carryforward was approximately $23,068,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 15 – Subsequent Events

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease and is waived from July 1, 2016 through September 30, 2016.

On July 1, 2015, the Company issued 164,500 shares of common stock to the holders of notes which mature in 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of June 30, 2015.

From July 1 through August 14, 2015, the Company issued 1,467,478 shares of common stock and 366,870 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $733,745, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share. The Company recognized a non-cash inducement expense of $164,855 associated with these conversions.

On August 14, 2015, pursuant to an agreement for separation and release effective on that date, the Company issued a five year, fully vested stock option to purchase 100,000 shares of common stock to Keith McGee at a purchase price representing the fair market value of the Company’s common stock on the date of grant.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Midwest Energy Emissions Corp. (the “Company”, “we”, “us” and “our”) develops and deploys patented, proprietary technologies to remove mercury emissions from coal-fired power plants. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. It, along with many state and provincial regulations, form the basis for mercury emission capture at coal fired plants across North America. Under the MATS regulation, Electric Generating Units (“EGUs”) are required to remove about 90% of the mercury from their emissions. In June 2015, the U.S. Supreme Court remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit for further review, but left the rule in place. We believe that we continue to meet the requirements of the industry as a whole and our technologies have been shown to achieve mercury removal levels compliant with all state, provincial and federal regulations at a lower cost and with less plant impact than our competition.

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

Results of Operations

The first six months of 2015 was a period which focused on intense contract implementation, sales and marketing. During the quarter ended June 30, 2015, the Company deployed resources towards execution on the currently contracted business, construction and implementation of proprietary mobile feeder systems that will enhance technology-demonstration flexibility. In addition, the Company adjusted to an environment that saw a large percentage of current, and prospective customers receive in the latter part of 2014, extensions for compliance for MATS until 2016. We have seen a significant increase in our demonstration and commissioning efforts in the past quarter and expect this will continue.

The Company focused on execution during the first six months of 2015, responding to contract and testing demands of its customer base, while actively marketing and selling and demonstrating its patented Sorbent Enhancement Additive Technology to the vast number of utilities seeking compliance in 2016. The previously announced customer contracts of 2014 include designing and installing front-end injection equipment, called skids, for injection of our proprietary front-end product, and some include installation of an additional back-end system, called an ACI, if a customer does not already have one, for injection of our back-end product. All of this, we estimate, will generate over $8 million in equipment sales during 2015. The Company earned revenues from these installations, as well as customer contracts for MATS compliance, in the second quarter. Based upon all available information and Company estimates, the contracts that are in place currently – which amount to 15 EGU’s with 5 separate utilities or electric-cooperatives – are estimated to exceed $110 million in aggregate revenues over the five year span of these contracts.

Revenues

Sales - We generated revenues of approximately $2,697,000 and $879,000 for the quarter ended June 30, 2015 and 2014, respectively and $2,940,000 and $879,000 for the six months ended June 30, 2015 and 2014, respectively. The increase during the current year was mostly due to revenues of $1,967,000 generated by the completion of four equipment projects at customer sites. Also in the second quarter of 2015, the Company achieved product sales of $502,000 to customers already complying with MATS requirements. Revenues in the three and six months ended June 30, 2015 are primarily associated with testing and demonstration revenue as customers prepare to comply with state, provincial and federal regulations, along with ongoing product sales for plants under regulated compliance at this time. We believe the increase in revenues which we achieved in the first six months of 2015 which was more than $2,000,000 than the revenues realized in the same period of 2014 is a strong indication of the growth we expect going forward to meet our already contracted and future business.

Cost and Expenses

Costs and expenses were $3,387,000 and $1,851,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $4,876,000 and $4,955,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable to the increase in cost of goods sold and operating expenses and was offset by a decrease in stock based compensation in the six months ended June 30, 2015.

Cost of goods sold were $1,787,000 and $365,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $1,937,000 and $365,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in 2015 is primarily associated with the cost of equipment sold to customers and recognized as revenue during the second quarter of 2015.

Operating expenses were $552,000 and $235,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $899,000 and $256,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in operating costs from the prior period is primarily attributable to increased labor and technical consulting costs associated with assisting our customers with testing and equipment commissioning being performed at their sites and increased salary and overhead costs associated with an increase in our operations staff from the prior period.

License Maintenance Fees were $75,000 and $75,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $150,000 and $150,000 for the six months ended June 30, 2015 and 2014, respectively. The expenses relate to the amortization of the annual maintenance fee.

Selling, general and administrative expenses were $550,000 and $522,000 for the quarters ended June 30, 2015 and 2014, respectively and were $1,106,000 and $1,013,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in selling, general and administrative expenses is primarily attributed to increases in payroll and benefits, and insurance expenses associated with the expansion of our business, offset by decreased investor relation costs.

Depreciation and amortization expenses were $99,000 and $92,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $165,000 and $135,000 for the six months ended June 30, 2015 and 2014, respectively. The increase from the prior year is attributable to amortization of customer acquisitions costs.

Professional fee expenses were $118,000 and $110,000 for the quarters ended June 30, 2015 and 2014, respectively, and were $288,000 and $343,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease in professional fee expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is attributed to a decrease in professional fees related to the maintenance, expansion and defense of our intellectual property.

Stock based compensation was $206,000 and $452,000 for the quarters ended June 30, 2015 and 2014, respectively, and $331,000 and $2,693,000 for the six months ended June 30, 2015 and 2014, respectively. In the six months ended June 30, 2014, these costs were associated with stock options issued to officers, directors and consultants. In the six months ended June 30, 2015, these costs were associated with the stock options included in the employment agreements of two new employees and stock options issued to directors.

Other Expenses

Interest expense related to the financing of capital was $936,000 and $409,000 during the quarters ended June 30, 2015 and 2014, respectively, and was $4,358,000 and $707,000 during the six months ended June 30, 2015 and 2014, respectively. In connection with the change in the conversion terms and repayment of principal per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense. During the quarter ended March 31 2015, a loss for the change in value of warrant liability of $1,878,550 was recognized, however, during the quarter ended June 30 2015, pursuant to a new valuation, a gain for the change in value of the liability of $3,195,279 was recognized. Also, the Company recognized a non-cash inducement expense of $961,843 associated with these conversions of convertible promissory notes during the three and six months ended June 30, 2015. The conversions took place after the Company negotiated amendments which extended the terms of the notes and adjusted the conversion price.

Net Income and Net Loss

For the quarter ended June 30, 2015 and 2014 we had net income of $599,000 and net loss of $1,380,000, respectively, and for the six months ended June 30, 2015 and 2014 we had a net loss of $5,968,000 and $4,783,000, respectively. Net income realized in the quarter ended June 30, 2015 is primarily attributed to the gain on change in value of warrant liability of $3,195,000. For the six months ended June 30, 2015, the increased net loss is primarily attributed to (i) increased interest expense; (ii) a non-cash inducement expense associated with these conversions of convertible promissory notes; (iii) a loss on the change in value of convertible notes payable, and; (iv) increased operations expenses incurred offset by the gain on the change in value of warrant liability, and decreased stock based compensation expense from the six months ended June 30, 2014.

Taxes

As of June 30, 2015, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of June 30, 2015, our cash and cash equivalents totaled $958,000. The high volume product supply revenue that we expected to begin in 2015, has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on seven units under contract. Our anticipated cash needs for working capital and capital expenditures for the next twelve months are approximately $4.0 million. We have primarily relied upon financing activities to fund our operations. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing and commissioning work done by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its obligations. We are actively seeking sources of additional financing in order to fund our continuing operations. Due to these efforts, we could dilute current shareholders and the dilution could be significant.Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins. No assurance can be made that we will be able to achieve this target.

Total assets were $12,066,000 at June 30, 2015 versus $17,325,000 at December 31, 2014. The change in total assets is primarily attributable to the decreases in cash and is offset by the increases in inventory associated with fabrication costs of equipment our customers are installing at their sites and the addition of equipment used in the manufacture and delivery of our products and the performance of demonstrations of our processes.

Total liabilities were $18,609,000 at June 30, 2015 versus $21,909,000 at December 31, 2014. During the six months ended June 30, 2015, the Company repaid $3,000,000 of outstanding principal on secured notes payable. Deferred revenue continued to increase as equipment projects continued towards completion and commissioning at its customer sites. Also, after the amendment to the finance agreement and warrants issued to the Company’s largest secured lender, the fair value of the convertible note payable increased, however as of June 30, 2015 the fair value of the warrant liability decreased.

Operating activities used $2,594,000 of cash during the six months ended June 30, 2015 compared to $1,557,000 during the six months ended June 30, 2014. The change in cash used for operating activities is primarily attributable to the increase in net loss and cash used in operations during the six months ended June 30, 2015.

Investing activities used $660,000 and $63,000 during the six months ended June 30, 2015 and 2014, respectively. In 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for this increase, as were purchases of additional equipment to be used in demonstrations of our processes at prospective customers.

Financing activities provided $1,313,000 during the six months ended June 30, 2014 due to proceeds from an unsecured note payable and making an offering of company equity. Financing activities used $3,000,000 during the six months ended June 30, 2015 due to the repayment of principal of convertible promissory notes.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying condensed consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements as of June 30, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss and negative cash flows from operations during the six months ended June 30, 2015 and has an accumulated deficit since its inception. The Company has current convertible notes payable of $1,247,719. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the outstanding convertible debt can be converted into equity in the Company, which has been the historical method noteholders have chosen to date, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its current debt obligations should these noteholders chose not to convert prior to the maturity of their notes. Also, although we anticipate significant revenues for the sale of capital equipment, products to customers currently in compliance with MATS and products to be used in continued testing and commissioning work done by our customers with compliance beginning in 2016, no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2015 or December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants are valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of each reporting period date and the change in value can have a significant impact on the Company’s bottom line. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price, a risk free treasury rate and an expected volatility rate at each measurement date.

Warrants

When sold and issued warrants are not subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 72.8%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Based on that evaluation, the PEO and PFO concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In June 2015, a purported shareholder of the Company commenced an action in federal court in the Southern District of New York (Donoghue v. Midwest Energy Emissions Corp., et al.), which seeks, on behalf of the Company, disgorgement of short-swing profits from Alterna Core Capital Asset Fund II, L.P. and other defendants under Section 16(b) of the Securities Exchange Act of 1934. The Company is a nominal defendant in this action. The complaint alleges that Alterna Core Capital Asset Fund II, L.P. and other defendants realized short-swing profits which belong to the Company in connection with the re-pricing of a warrant and alleged purchase of other warrants. To date, an answer to the complaint has not been served although the Company believes the claim is without merit. Nevertheless, the ultimate cost, if any, to the Company cannot be estimated at this time including the cost of any indemnification obligations the Company may have to the other defendants.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2015, we issued 170,500 shares of common stock to the holders of notes with a term of three years, bearing interest at 10% per annum, and which notes are convertible into shares of common stock with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2014.

On January 30, 2015, we issued 20,161 shares of common stock upon the conversion of a note with principal totaling $10,000 and accrued interest of $81, which bears interest at 10% per annum, and was convertible into shares of common stock with a conversion ratio equal to $0.50 per share.

On February 20, 2015, we issued 32,604 shares of common stock and 8,151 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $32,603, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.25 per share with a conversion ratio equal to $1.00 per unit.

From April 28 through June 30, 2015, we issued 5,036,511 shares of common stock and 1,259,128 warrants to purchase shares of common stock upon the conversion of notes with principal and accrued interest totaling $2,550,865, bearing interest at 12% per annum, and were convertible into units with a conversion ratio equal to $0.50 per unit, where each unit consists of: (i) one share of common stock, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit.

On May 8, 2015, we issued 103,528 shares of common stock upon the conversion of a note with principal totaling $50,000 and accrued interest of $1,764, bearing interest at 10% per annum, and was convertible into one share of common stock with a conversion ratio equal to $0.50 per share.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Effective as of August 14, 2015, Keith McGee resigned as Senior Vice President of Business Development and Investor Relations of the Company. In connection with such resignation, the Company and Mr. McGee entered into an Agreement for Separation and Release which provided, among other things, for the payment of certain severance along with continuing obligations of confidentiality and non-competition for a period of time.

See Part II, Item 2 above for information on the equity securities sold during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 14, 2015	By:	/s/ Richard MacPherson
Richard MacPherson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

