Form 10-K/A
period 2014-12-31
Midwest Energy Emissions Corp.
filed 2015-11-06
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant's telephone number, including area code: (614) 505-6115

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $18,396,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 20, 2015 was 40,451,388.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to our annual report on Form 10-K for the year ended December 31, 2014 (the "Original Report"), filed with the Securities and Exchange Commission on March 20, 2015, to file corrected Exhibit 32 certifications that refer to the Form 10-K for the period ended December 31, 2014. Currently dated Exhibit 31 certifications are also included.

No other changes have been made to the Original Report. This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption "Risk Factors". In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in MEEC's filings and with the Securities and Exchange Commission. See "Risk Factors" in Item 1A.

ITEM I – BUSINESS

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", "the Company", "MEEC", and "Midwest Energy Emissions Corp." refer to Midwest Energy Emissions Corp. and our wholly-owned subsidiaries.

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

MEEC was incorporated under the laws of the State of Utah on July 19, 1983 under the name of Digicorp. In 2006, MEEC entered into a merger agreement with Digicorp, Inc., a Delaware corporation, for the purpose of effecting a change of the corporation's domicile and in February 2007 the Company changed its domicile from Utah to Delaware. In October 2008, Digicorp changed its name to China Youth Media, Inc.

In December 2008, Midwest Energy Emissions Corp. (a corporation in the development phase) was incorporated in the state of North Dakota ("Midwest") under the name RLP Energy, Inc. and subsequently changed its name in January 2011 to Midwest Energy Emissions Corp. Midwest was engaged in the business of developing and commercializing state-of-the-art control technologies relating to the capture and control of mercury emissions from coal-fired boilers in the United States and Canada.

On June 21, 2011, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Midwest pursuant to which at closing China Youth Media Merger Sub, Inc., the Company's wholly-owned subsidiary formed for the purpose of the merger (the "Merger Sub"), merged into Midwest, the result of which Midwest would become the Company's wholly-owned subsidiary (the "Merger"). The Merger closed effective on June 21, 2011 (the "Closing"). As a result of the Closing and the Merger, the Merger Sub merged with and into Midwest and with Midwest surviving as a wholly-owned subsidiary of China Youth Media, Inc. Effective at the time of the Closing, Midwest changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of October 7, 2011, China Youth Media, Inc. (i) changed its corporate name from "China Youth Media, Inc." to "Midwest Energy Emissions Corp.", (ii) effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for one hundred ten (1:110) (the "Reverse Stock Split") and (iii) changed the number of authorized shares of common stock, par value $.001 per share, from 500,000,000 to 100,000,000. Pursuant to an additional Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of November 18, 2014, the number of authorized shares of common stock was increased to 150,000,000.

As a result of the Merger, all of the outstanding shares of common stock of Midwest were exchanged for 10,000 shares of newly created Series B Convertible Preferred Stock (the "Merger Shares") of China Youth Media, Inc. The former shareholders of Midwest, upon conversion of all the Merger Shares, which occurred automatically on the filing of an October 2011 amendment to China Youth Media, Inc.'s certificate of incorporation to increase the number of authorized shares (see below) then owned approximately 90% of the Company's issued and outstanding common stock which were deemed issued and outstanding as of the closing of the Merger and conversion.

As a result of the Merger, our business is now focused on the delivery of mercury capture technologies to power plants in North America, Europe and Asia. Our prior businesses - focusing on youth marketing and media in China by providing advertisers and corporations with direct and centralized access to China's massive but difficult to reach student population, including the business of aggregation and distribution of international content and advertising for Internet or online consumption in China - have been terminated.

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

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards ("MATS") for power plants in the U.S. The new MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one year extension in cases of hardship, ruled on by State EPA's where the plant is domiciled) from April 16, 2012, to comply with the new emission limits.

The new MATS rule applies to Electric Generating Units ("EGUs") that are larger than 25 megawatts ("MW") that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, the EPA estimated that there were approximately 1,400 units affected by this new rule, approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power stations. Since this time, we believe that of the 1100 EGUs, as many as 300 have been shuttered, or will soon be shuttered, as a result of this regulation, and due to competitive disadvantage to newer or gas-fired EGUs. The remaining 800-850 EGU's will remain competitive in the power market for the long-term, foreseeable future, we believe, and make up the large mercury-emissions control market we sell into.

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

These on-going annual operating costs increases include all functions of the MATS regulation, and not just mercury emissions reductions. It is also important to note that a number of states currently have regulations to limit mercury emissions, and these regulations remain in place until or unless superseded by MATS in 2015. Finally, we estimate that over half of the utility industry EGU's applied for and received the one-year extension for compliance. The deadline for applications for this extension has since passed as of December 17, 2014.

With the adoption of the MATS rule, utilities have and will explore and have conducted and will conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies available to reduce mercury emissions, but they do not all work consistently or cost-effectively for every plant design or for all of the various types of coal. The most common technology employed to reduce mercury emissions is the injection of powdered activated carbon ("PAC") or brominated PAC ("BAC") into the flue-gas of an EGU after the boiler itself but in front of the Electro-Static Precipitators ("ESP"). Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove oxides of sulfur ("SOx") and nitrogen ("NOx"). To achieve very high levels of SOx reduction, large, complex and expensive (capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called Scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, Scrubbers have been shown to remove significant quantities of oxidized mercury.

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

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is a Selective Catalytic Reduction ("SCR") system which can be installed to achieve high levels of removal of NOx. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a Scrubber, we estimate that the EGU might achieve an overall reduction of 80-85% of the mercury in many types of coal. The exact level of mercury emission reductions depends on the designs of these systems and the types of coal being burned.

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

MEEC's Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota's Energy and Environmental Research Center ("EERC"). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The EERC Foundation obtained patents on this technology. MEEC has an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships" for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation, we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement. In 2013 and 2014, EERC and MEEC negotiated significant amendments to their agreement which strengthened the existing patent rights of MEEC, eliminated certain contract provisions and compliance issues and restructured license maintenance and royalty fee schedules and issued an equity interest in MEEC to EERC.

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

In the U.S., we have won contracts on 15 EGU's, and expect that we will conduct numerous demonstrations on prospective customer units in the coming years. Our technology has been running for three years on two boilers in the western U.S. When we are fully operational under MATS compliance mercury capture rates of 90%, we expect that our value proposition will be fully demonstrated. It is important for the utility industry to see MEEC fully demonstrating that its patented approach for mercury control at MATS levels of mercury reduction. We feel that further contract wins in 2015 and beyond will come because of the success that utilities will have in complying with MATS with us, versus our competitors offerings, all of which will be evidenced beginning this year when MATS compliance begins.

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

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a model of using Manufacturer Sales Representatives ("Reps") under the leadership of its experienced Vice President of Sales, and a newly hired Regional Manager of Sales. These Reps cover the entire country and are highly incentivized on a commission-only basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in the electric utility industry market.

We buy all the materials needed for our systems and do not manufacture our products or systems. Material components of our proprietary Sorbent Enhancing Additive ("SEATM") Technology are readily available from numerous sources in the market. Our current principal suppliers include Albemarle Corporation, Cabot Corporation, Mississippi Lime and Ferguson Enterprises. When we use PAC as a component of our sorbent material, we buy it in the market from large activated carbon manufacturers. These companies are also some of our major competitors in the mercury control market (see Risk Factors below). These companies employ large sales staff and are well established in the market. However, our technology has consistently performed better in mercury removal in operational tests than PAC or BAC injections alone. We believe our technology is superior to their offerings, and with our experienced team of Reps, we can compete effectively in these markets.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC and is available on the SEC's website at www.sec.gov.

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

The risks associated with technological change may make the Company's products and services obsolete.

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

We have the exclusive rights to a number of significant patents, and patents pending covering the U.S., Canada, Europe and China. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of MEEC's intellectual property rights. In addition, the current lack of adequate long-term capital may prevent the Company from being able to enforce any patent-infringement by competitors or EGUs.

Lower natural gas prices and increasing regulations can pose significant risks to our addressable market.

Upon MATS becoming effective, there were roughly 1100 coal-fired EGU's in the U.S. With lower natural gas prices and due to regulations such as MATS, the industry has become significantly smaller. Management estimates that perhaps as much as 25% of the EGUs in the U.S. have faced, or will face, retirement by end 2016, when MATS impacts 100% of the U.S. coal-fired fleet.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market

The Company common stock is quoted on the Over-The-Counter Venture Marketplace (OTCQB) under the symbol "MEEC"

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

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

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. ("MES, and together with the Company, collectively the "Companies") entered into a financing agreement (the "Financing Agreement") with a newly created independent entity, AC Midwest Energy LLC (the "Lender"). Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the "Note") maturing July 31, 2018, secured by all the assets of the Companies. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company. In addition, the Company issued a five year warrant (the "Warrant") to the Lender to purchase up to 12,500,000 shares of common stock at $1.00 per share, subject to adjustment in a manner similar to the adjustments on the Note.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% "PIK" or payment in kind for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender's consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company's common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Accrued interest of $485,387, and was converted to principal by the Company during the year ended December 31, 2014.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the "Warrant") to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments. The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. The Company incurred legal fees and expenses of $169,000 associated with the transaction.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty (the "Amendment") with the Lender. Pursuant to the Amendment, the Company repaid $3,000,000 of outstanding principal of the Note to the Lender. The Amendment adjusted the conversion factor for the Note and Warrant issued to the Lender, so that presently, all the indebtedness under the Note is now convertible into common stock of the Company at $0.50 per share, and the Warrant (to purchase up to 12,500,000 shares) is exercisable at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note. The Amendment waived (a) compliance by the Company with the maximum selling, general and administrative ("SG&A") or minimum contracted units financial covenants (the "Defaulted Covenants"), (b) the event of default occurring by reason of the Company's failure to comply with the Defaulted Covenants occurring on or before February 28, 2015, and (c) the Lender's remedies under the Financing Agreement with respect to the Defaulted Covenants and the resulting event of default. The Amendment also modified various financial and other covenants and provisions, including the minimum EBITDA that must be generated on a monthly basis, the, the minimum contracted customers or minimum contracted units that must be in place on a monthly basis, and the maximum management annualized compensation.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during year ended December 31, 2014 and has no program in place to buy any equity securities.

Holders

As of December 31, 2014, there were 428registered stockholders of Midwest Energy Emissions Corp.'s Common Shares.

Dividends

Midwest Energy Emissions Corp. has not declared any dividends to date and has no current plan to do so in the foreseeable future. Pursuant to the terms of the Company's financing agreement with AC Midwest Energy, LLC, the Company is prohibited from issuing dividends.

Transfer Agent

The Transfer Agent and Registrar for the Common Shares is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

For information on "Related Stockholder Matters" required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC ("Amendment") due to the failure of certain financial covenants. This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note on March 16, 2015, reducing the principal outstanding to $7,735,826. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. The Company believes that this amendment will allow the company to move forward with the necessary working capital to implement its business plan with the anticipation of becoming cash flow positive when our customers begin full MATS compliance activities in 2016.

In January 2014, Mr. Jim Trettel joined the Company as Vice President, Operations. Jim's addition was a critical component of our ability to successfully execute the installation and operation of our systems on the thirteen new customer units we have won as well as on future awards. Mr. Trettel has been involved with the Company and its technologies in various contractor roles since 2010.

Also joining the Company in 2014 were Mr. Keith McGee, Sr. Vice President Investor Relations and Business Development and Mr. John Pavlish, Sr. Vice President and Chief Technical Officer. Mr. Pavlish has been involved with the Company's technologies over an extended period of time and is a key inventor of most of the Company's patents.

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

License Maintenance Fees were $300,000 and $1,075,000 for the years ended December 31, 2014 and 2013, respectively. In December 2013, the Company executed Amendment No. 4 of its "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity ("EERCF") expanding the number of patents covered, eliminating certain contract provisions, restructuring the license maintenance and royalty fee payment schedules and restructuring the buyout provisions. In 2013, pursuant to the amendment, the Company paid a cash fee of $50,000 and agreed to issue shares valued at $825,000. During 2014, $300,000 was paid in monthly installments as a license maintenance fee.

Selling, general and administrative expenses were $2,209,000 and $1,961,000 for the years ended December 31, 2014 and 2013, respectively. The increase in selling, general and administrative expenses during 2014 is primarily attributed to the continued expansion of the sales efforts to commercialize our technologies including an expansion of our employee base.

Depreciation and amortization expenses were $387,000 and $176,000 for the years ended December 31, 2014 and 2013, respectively. The increase in depreciation and amortization in 2014 is attributable to depreciation recorded on final fabrication and installation costs on the equipment held at our customer's site and amortization of customer acquisition costs which began in the second quarter of 2014.

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

Other Income and Expenses

Due to our financial constraints and our reliance on high interest rate financing activities, interest expenserelated to the financing of capital was $2,725,000 and $712,000 during the years ended December 31, 2014 and 2013, respectively.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition ("ASC 605"). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller's price to the buyer is fixed or determinable; and

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2014 or 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Index to Financial Information

Period Ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. Midwest Energy Emissions Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the "Company") is organized under the laws of the State of Delaware with 150,000,000 authorized shares of common stock, par value $.001 per share.

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

In addition, per the financing agreement entered into with AC Midwest LLC (the "Lender") (see Note 10), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender. In March 2015, pursuant to an amendment of the Financing Agreement with Lender, the Company repaid $3,000,000 of outstanding principal.

Foreign Currency Risk Management

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We do not enter into foreign currency forward contracts or into foreign currency option contracts to manage this risk due to the immaterial nature of the transactions involved.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2014 and 2013, the allowance for doubtful accounts was zero.

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

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company's equipment at the site of its commercial customer. No impairment charges were recognized for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

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

•

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

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

The Company's derivative liabilities are related to detachable common stock purchase warrants ("warrants") issued in conjunction with debt and warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain "Down Round Protections" utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in "Down Round Protection." These widely accepted techniques include "Modified Binomial", "Monte Carlo Simulation" and the "Lattice Model." The "core" assumptions and inputs to the "Binomial" model are the same as for "Black-Scholes", such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a "Binomial" model (in our case, the "Monte Carlo Simulation", for which we engaged an independent valuation firm to perform) is the probability of a future capital raise. By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

As discussed above, financial liabilities are considered Level 3 when their fair values are determined using pricing models or similar techniques and at least one significant model assumption or input is unobservable. For the Company, the Level 3 financial liability is the derivative liability related to the warrants that include "Down Round Protection" and they were valued using the "Monte Carlo Simulation" technique. This technique, while the majority of inputs are Level 2, necessarily incorporates various assumptions associated with a Capital Raise which are unobservable and, therefore, a Level 3 input.

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "U.S. Dollar"). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition ("ASC 605"). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller's price to the buyer is fixed or determinable; and

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The Company's consolidated financial statements for the year ended December 31, 2013 showed accounts receivable for one of these new customers in the amount of $150,000, which resulted from a demonstration performed for that customer in 2013. In accordance with the contractual arrangement with that customer, because the customer entered into a long-term contract with the Company, the customer's account was credited for the full amount of the demonstration fee. Additionally, customer credits towards future deliveries totaling $1,137,500 were accrued in accordance with the terms of the customer contracts entered into during 2014. Customer acquisition costs will be amortized over the life of the new customer agreements. Amortization expense for the year ended December 31, 2014 was $130,979.

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

The Company generated revenues of $2,794,206 and $1,668,472 for the years ended December 31, 2014 and 2013, respectively. The Company generated revenue for the years ended December 31, 2014 and 2013 by (i) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company's products during the demonstrations and (ii) delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2014 or 2013. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company's cash as of December 31, 2014 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the years ended December 31, 2014 and 2013, 100% of the Company's revenue related to five customers and six customers, respectively. At both December 31, 2014 and 2013, 100% of the Company's accounts receivable related to four and three customers, respectively.

Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation -Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

In June 2014, the FASB issued "Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 eliminates the concept of a development stage entity, thereby eliminating the financial reporting distinction between development stage entities and other reporting entities. As a result of the elimination, certain financial reporting disclosures have been eliminated as well, including the presentation of inception-to-date information and the labeling of financial statements as those of a development stage entity. ASU 2014-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company elected to early adopt this standard as permitted. Accordingly, beginning with the year ended December 31, 2014, the Company no longer presents inception-to-date information in its consolidated statements of operations, cash flows, and stockholders' equity.

In August, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus noncontingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

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

Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to four new customers. $5,714,905 of costs was incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company's customers. The Company also held product supply inventory valued at $70,000 as of December 31, 2014.

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

Note 6 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity ("EERCF"). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to this agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement now applies to 25 domestic and foreign patents and patent applications.

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

The Company is currently amortizing its license to use EERCF's patents over their estimated useful life of 17 years when acquired. During the period ended December 31, 2014 and 2013, amortization expense charged to operations was $5,882 and $5,882, respectively. Estimated amortization for each of the next five years is approximately $5,900.

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

Effective June 30, 2013, Tucker Ellis LLP accepted a promissory note in the amount of $300,000 from the Company in exchange for outstanding billings due of the same amount. The Company shall make quarterly interest payments beginning September 30, 2013 at a fixed interest rate of 5% and continuing on a quarterly basis until maturity. The Company is require to (i) stay current on Tucker Ellis LLP's ongoing monthly invoices and (ii) make principal payments pursuant to the agreement based on the issuance of debt or equity securities. On August, 14, 2014, the Company repaid the outstanding principal balance and all unpaid accrued interest and the note was canceled. Interest expense for the years ended December 31, 2014 and 2013 was $9375 and $7,583, respectively.

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

Note 9 - Advances Payable – Related Party

On June 27, 2013 the Company entered into a Conversion Agreement with Richard MacPherson, a director of the Company, and 3253517 Nova Scotia Limited, of which MacPherson is the sole member (the "Nova Scotia Company"). Pursuant to the Conversion Agreement the Company converted advances payable from Mr. MacPherson, into 12% Convertible Promissory Notes (the "Notes"). Immediately prior to this conversion, Mr. MacPherson assigned and transferred $614,012 of his interest in the principal owing on certain advances payable to Nova Scotia Company (the "Nova Scotia Debt"), leaving a balance of the principal due and owing to Mr. MacPherson of $337,022 (the "MacPherson Debt"). Under the Conversion Agreement the Nova Scotia Company converted the Nova Scotia Debt into $614,012 of Notes of the Company and Mr. MacPherson converted $252,199 of the MacPherson Debt into $252,199 of the Notes of the Company, which shall be due and payable on the third anniversary of the date of issue and shall be convertible into units of the Company at a conversion price of $0.50 per unit with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of Common Stock at $0.75 per share. In addition, pursuant to the Conversion Agreement Mr. MacPherson agreed to forgive $80,656 on the MacPherson Debt. On June 16, 2014, the Company entered into a debt conversion agreement which converted the remaining principal balance of $4,167 and accrued interest of $216,502 into a certain number of shares of common stock and five year warrants to purchase one additional share of common stock (see note 13). Accrued interest on these advances at December 31, 2014 and 2013 was zero and $216,378, respectively. Interest expense for the years ended December 31, 2014 and 2013 was $124 and $42,279, respectively.

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

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. ("MES, and together with the Company, collectively the "Companies") entered into a financing agreement (the "Financing Agreement") with a newly created independent entity, AC Midwest Energy LLC (the "Lender"). Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the "Note") maturing July 31, 2018, secured by all the assets of the Companies. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company. Per an amendment to the Financing Agreement discussed below, the conversion price was adjusted to $0.50 per share and the adjustment to the price per share for failing to generate a certain level of EBITDA was eliminated.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or "PIK" for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender's consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company's common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. Accrued interest of $475,388 was converted to principal by the Company during the year ended December 31, 2014. Interest expense for the year ended December 31, 2014 was $475,388. The Financing Agreement contains numerous affirmative obligations and negative covenants. As of December 31, 2014 the Company was not in compliance with a certain covenant and received a waiver from Lender for this failure on March 16, 2015 in association with an amendment to the Financing Agreement. As of December 31, 2014, total principal of $10,475,388 was outstanding on this note.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC ("Amendment"). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the "Warrant") to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (See Note 15). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC, "Drexel") for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (See Note 15). The Company incurred legal fees and expenses of $169,000 associated with the transaction. Pursuant with the terms of its promissory note with Tucker Ellis LLP (see Note 8), repaid the principal balance outstanding of $300,000 at closing. The total transaction costs incurred in connection with the issuance of the Note were $1,999,169, including the warrants to Drexel which were valued at $1,251,200 in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model (see Note 11).

In connection with the Financing Agreement, the Lender also entered into an Investor/Registration Rights Agreement, dated as of August 14, 2014, pursuant to which the Lender received demand registration rights requiring the Company, at the direction of the Lender, to register the shares of common stock underlying the Note, the Warrant, and any 2013 Secured Notes purchased by the Lender (such underlying stock being collectively, the "Registrable Securities") as well as certain veto rights. If: (i) the Company is delayed in getting the applicable registration statement(s) filed or declared effective, (ii) the sales of all of the Registrable Securities required to be registered (subject to certain permitted cutback requirements) cannot be made pursuant to the applicable registration statement(s), or (iii) the applicable registration statement(s) is not effective for any reason other than permitted exceptions, then the Investor/Registration Rights Agreement provides penalties, cumulatively capped at 2.5% of the original principal amount of the Note. The Investor/Registration Rights Agreement also provides that once the Note has been fully paid or converted, and for so long as the Lender continues to hold at least 10% of the issued and outstanding stock of the Company, the Lender's approval is required before certain major actions may be taken by the Company.

On August 14, 2014, the Companies, the Lender, and each of the holders ("Holders") of the 2013 Secured Notes entered into an Intercreditor Agreement. The Intercreditor Agreement provides that the Lender acts as the senior secured lender to the Company in all respects, save for where it chooses to liquidate the Collateral securing the Note, in which event the first net proceeds from liquidation of the Collateral, after all associated costs and expenses, are to be applied to retire the 2013 Secured Notes. Simultaneous with entering into the Intercreditor Agreement, the Note Agent entered into an allonge ("Allonge") amending each of the 2013 Secured Notes in the following manner: (i) extension of the maturity date of all of the 2013 Secured Notes to July 31, 2018; (ii) elimination of the Company's right to mandatorily convert the 2013 Secured Notes until any time after December 20, 2016, except in the event of a listing of the Company's common stock on a national securities exchange, where the conversion of the 2013 Secured Notes is a condition preceding such listing and the Company has maintained a volume weighted average price per share of at least $1.25 for the 20 consecutive trading days prior to the conversion and subject to average volume of at least 50,000 shares per day; (iii) issuance of a "springing warrant" in the event of Lender's exercise of its purchase option to purchase the 2013 Secured Notes, to be issued as of the date of such purchase, in an amount equal to the number of shares that could have been purchased were the 2013 Secured Notes to have been exercised on such date at .50 cents per share and to run until the later of the original maturity date of the applicable note in question or two years following the date of the issuance of the warrant.

Note 11 – Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 15 for changes to the terms of these warrants subsequent to issuance). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 15 for changes to the terms of these warrants subsequent to the issuance). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized.

Note 12 – Commitments and Contingencies

As discussed in Note 6, the Company has entered in an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" that requires minimum license maintenance costs. The Company is planning on using the intellectual property granted by the patents for the foreseeable future. The license agreement is considered expired on October 14, 2025, the date the patent expires. Future minimum maintenance fee payments are as follows:

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

Fixed Price Contract

The Company's multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Litigation

On March 21, 2014, Michael Yurisic filed a breach of contract complaint against the Company in the United States District Court for the Western District of Pennsylvania. The complaint sought a remedy of the issuance and delivery of 342,340 shares of the Company's common stock to Mr. Yurisic pursuant to an alleged promise (while the complaint did demand 342,340 shares; the settlement, and correct number of shares, was 273,872). In the course of its investigation the Company learned that any obligation to Mr. Yurisic was properly the responsibility of Rick MacPherson, the founder of the Company and currently a director. By June 19, 2014, this matter was settled and dismissed per an agreement between the Company, Mr. MacPherson, his company 3253517 Nova Scotia Limited and Mr. Yurisic. The Company did not issue any shares or make any payments to Mr. Yurisic as a result of his complaint. The matter has concluded with all claims related to the complaint being dismissed with prejudice.

Note 13 – Equity

The Company was established with two classes of stock, common stock – 150,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Common Stock

On July 12, 2013, the Company, upon conversion of a promissory note dated June 27, 2013, issued 506,920 shares of common stock and 126,730 warrants to purchase common shares to Richard MacPherson, a member of the Company's Board of Directors, pursuant to a notice of conversion received by the Company from Mr. MacPherson to convert a promissory note held by Mr. MacPherson with a principal balance of $252,199 and accrued interest of $1,261 into 506,920 units of the Company, with each unit consisting of one share of common stock of the Company and one warrant to purchase 0.25 additional shares of common stock at $0.75 per share.

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

On June 16, 2014, the Company entered into a Debt Conversion Agreement with Richard MacPherson, a director of the Company ("MacPherson"), 3253517 Nova Scotia Limited (the "Nova Scotia Company") and Eastern Emissions Consultants Incorporated ("Eastern Emissions"). MacPherson is the controlling principal of both the Nova Scotia Company and Eastern Emissions. Pursuant to the Debt Conversion Agreement, the amount of $381,169 (the "MacPherson Debt") due and owing to MacPherson and Eastern Emissions was converted into 346,518 Units of the Company at a conversion price of $1.10 per Unit with each Unit consisting of one share of the Company's common stock, and a five-year warrant to purchase one additional share of common stock at an exercise price of $1.10 per share. The MacPherson Debt consisted of (i) $4,167 of remaining principal owing to MacPherson from a prior debt due to MacPherson for advances payable, most of which was converted into equity of the Company in 2013; (ii) $216,502 of accrued interest owing to MacPherson on such prior advances; (iii) $10,500 owing to MacPherson for certain truck rental fees incurred in 2011; and (iv) $150,000 owing to Eastern Emissions for unpaid consulting fees through December 31, 2013 under a Consulting Agreement between the Company and Eastern Emissions entered into as of January 10, 2012. The Units acquired by the Nova Scotia Company have the same terms as the units recently sold to certain accredited investors in a private placement. On August 14, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.06 due to the price of the convertible note and warrants issued in the Financing Agreement with AC Alterna Midwest, LLC (see Note 10). On November 16, 2014, pursuant to the terms of the warrants issued, the exercise price was reset to $1.05 due to the price of stock options issued by the Company on that date (see Note 14). On March 16, 2015, pursuant to the terms of the warrants issued, the exercise price was reset to $0.88 due to an amendment to the Finance Agreement executed by the Company on that date (see Note 17).

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

On January 10, 2014, the Board of Directors of the Company approved and adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 16, 2014, the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the "Equity Plan"). The number of shares of the Company's Common Stock that may be issued under the Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events.Eligible participants under the Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company. On October 9, 2014, the Board of Directors approved and adopted the First Amendment to the plan, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 18, 2014, which increased the number of shares issuable under the plan to 7,500,000.

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

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the "Agreement"). Ken Rifkin is the brother of Jay Rifkin, a company director. As compensation for Mr. Rifkin's performance of consulting services over a three month period ending on September 29, 2012, the Company issued 100,000 shares of the Company's unregistered common shares to Mr. Rifkin on March 5, 2013, upon receipt of the appropriate stock grant agreement from Mr. Rifkin. Compensation of $135,000 was recognized in 2012 related to this agreement.

On July 1, 2012, the Company and R. Alan Kelley entered into an amended employment agreement (the "New Kelley Employment Agreement") that replaced and terminated the then existing employment agreement between Mr. Kelley and the Company, dated November 1, 2011. Pursuant to the terminated employment agreement, Mr. Kelley was to receive 500,000 unvested shares of common stock as a signing bonus. These shares were to have vested on November 1, 2012 and are valued at $525,000 in accordance with FASB ASC Topic 718. Under the New Kelley Employment Agreement, the Company will issue to Mr. Kelley 650,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the "Stock Grant") provided that Mr. Kelley remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Kelley if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $1,300,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Kelley entered into an amendment to the New Kelley Employment Agreement ("Kelley Agreement Amendment"). Pursuant to the Kelley Agreement Amendment, Mr. Kelley will receive 650,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Kelley remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Kelley Employment Agreement was zero and $517,000, respectively.

On July 1, 2012, the Company and Johnny F. Norris, Jr. entered into an amended employment agreement (the "New Norris Employment Agreement") that replaced and terminated the then existing employment agreement between Mr. Norris and the Company, dated October 17, 2011. Pursuant to the terminated employment agreement, Mr. Norris was to receive 1,500,000 unvested shares of common stock as a signing bonus. These shares were to have vested 1/3 on October 1, 2012, 1/3 on October 1, 2013 and 1/3 on October 1, 2014 and were valued at $2,805,300 in accordance with FASB ASC Topic 718. Under the New Norris Employment Agreement, the Company will issue to Mr. Norris 1,500,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the "Stock Grant") provided that Mr. Norris remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Norris if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $3,000,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Norris entered into an amendment to the New Norris Employment Agreement ("Norris Agreement Amendment"). Pursuant to the Norris Agreement Amendment, Mr. Norris will receive 1,500,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Norris remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Norris Employment Agreement was zero and $130,000, respectively.

On July 1, 2012, the Company and Richard H. Gross entered into an amended employment agreement (the "New Gross Employment Agreement") that replaced and terminated the then existing employment agreement between Mr. Gross and the Company, dated September 19, 2011. Pursuant to the terminated employment agreement, Mr. Gross was to receive 50,000 unvested shares of common stock as a signing bonus. These shares were to have vested on October 10, 2012 and are valued at $93,500 in accordance with FASB ASC Topic 718. Under the New Gross Employment Agreement, the Company will issue to Mr. Gross 100,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the "Stock Grant") provided that Mr. Gross remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Gross if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $200,000 in accordance with FASB ASC Topic 718, and the difference from the previous valuation will be amortized from the date of the agreement through grant date. On December 12, 2013, the Company and Mr. Gross entered into an amendment to the New Gross Employment Agreement ("Gross Agreement Amendment"). Pursuant to the Gross Agreement Amendment, Mr. Gross will receive 100,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Gross remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award did not result in incremental compensation in accordance with FASB ASC Topic 718, and no additional expense will be recorded for this grant. Compensation expense for the years ended December 31, 2014 and 2013 on the New Gross Employment Agreement was zero and $71,000, respectively.

On March 1, 2013, the Company and Marc Sylvester entered into an amended employment agreement (the "New Sylvester Employment Agreement") that replaced and terminated the then existing employment agreement between Mr. Sylvester and the Company, dated July 25, 2011. Under the New Sylvester Employment Agreement, the Company will issue to Mr. Sylvester 250,000 shares of common stock upon the earlier of a change in control of the Company or January 1, 2014 (the "Stock Grant") provided that Mr. Sylvester remains an employee of the Company on January 1, 2014. In addition, the Company will make the Stock Grant to Mr. Sylvester if his employment is terminated without cause, if he resigns for good reason, or on his death or disability. The Stock Grant is valued at $100,000 in accordance with FASB ASC Topic 718. On December 12, 2013, the Company and Mr. Sylvester entered into an amendment to the New Sylvester Employment Agreement ("Sylvester Agreement Amendment"). Pursuant to the Sylvester Agreement Amendment, Mr. Sylvester will receive 250,000 stock unit awards, which replaces the Stock Grant that was to be made on January 1, 2014, provided that Mr. Sylvester remains an employee on that date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting and will be for forfeited if the conditions have not been met by January 1, 2017. The modification of this award results in incremental compensation of $30,000 in accordance with FASB ASC Topic 718, and this additional compensation will only be recognized if certain performance criteria are met. Compensation expense for the year ended December 31, 2013 on the New Sylvester Employment Agreement was $100,000.

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

On December 12, 2013, pursuant to amendments to their employment agreements on that date, the Company issued a five year, fully vested stock option to purchase 25,000 shares of common stock to each of R. Alan Kelley, Johnny F. Norris, Jr., Marcus A. Sylvester and Richard H. Gross at a purchase price of $0.50, representing the fair market value of the Company's common stock on the date of grant. Based on a Black-Scholes valuation model, these stock options were valued at $37,790 in accordance with FASB ASC Topic 718.

On January 1, 2014, the Company granted nonqualified stock options to acquire 250,000 shares each of the Company's common stock to Jim Trettel and Keith McGee. The options granted are exercisable at $0.595 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $224,850 in accordance with FASB ASC Topic 718.

On January 30, 2014, the Company granted the following nonqualified stock options to acquire an aggregate of 1,140,000 shares of the Company's common stock under the Company's Equity Plan:

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

On April 29, 2014, the Company issued nonqualified stock options to acquire 250,000 shares of the Company's common stock to Chris Greenberg, a current director of the Company, under the Company's Equity Plan. The options granted are exercisable at $1.50 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $265,833 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Chris Greenberg, Jay Rifkin and John Norris, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $85,122 in accordance with FASB ASC Topic 718.

On May 1, 2014, the Company issued nonqualified stock options to acquire 10,000 shares each of the Company's common stock to Chris Greenberg and Jay Rifkin and nonqualified stock options to acquire 25,000 shares of the Company's common stock to John Norris, current directors of the Company, under the Company's Equity Plan. The options are granted and exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $51,073 in accordance with FASB ASC Topic 718.

On September 1, 2014, the Company granted nonqualified stock options to acquire 500,000 shares of the Company's common stock to Keith McGee. The options granted are exercisable at $1.15 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $353,683 in accordance with FASB ASC Topic 718.

On September 19, 2014, the Company granted nonqualified stock options to acquire 100,000 shares of the Company's common stock to Robert W. O'Neal. The options granted are exercisable at $1.05 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $64,586 in accordance with FASB ASC Topic 718.

On October 9, 2014, per an agreement that the Company entered into with Bristol Institutional Relations, the Company issued 50,000 shares of common stock. The shares were valued at $44,000.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company's common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company's 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2014 on the issued options was $56,898.

On November 24, 2014, the Company granted nonqualified stock options to acquire 100,000 shares of the Company's common stock to Johnny Battle. The options granted are exercisable at $0.93 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $56,388 in accordance with FASB ASC Topic 718.

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

On June 24, 2013, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. ("ViewTrade") to act as the Company's exclusive placement agent in connection with a proposed private placement of equity, debt or equity-linked securities of the Company ("Securities") as such offering may be amended by the Board of Directors of the Company (the "Private Placement"). The terms of the Securities to be issued pursuant to the Private Placement were agreed to by and between the Company and ViewTrade on June 24, 2013. The gross proceeds of the Private Placement will be up to six million dollars. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 15% of value of the securities sold under the same terms as the Private Placement. From July 30, 2013 through December 24, 2013, the Company issued ViewTrade cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.50 per share and cashless warrants with a term of five years to purchase 570,750 shares of common stock with an exercise price of $.75 per share as compensation for Securities sold to date. Using a Black-Sholes valuation model these warrants had a value of $475,307 of which $263,053 was recorded as debt issuance costs and will be amortized over the life of the Securities sold in the Private Placement and $212,254 was recorded as syndication costs reducing the paid in capital recorded for the sale of the Securities sold in the Private Placement.

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

On September 30, 2013, the Company granted Bedminster Financial Group, Ltd. ("Bedminster"), as consideration for fund raising services on behalf of the Company, a vested warrant with a term of two years to purchase 13,950 shares of common stock with an exercise price of $1.25 per share. The issuance of this warrant was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended. Using a Black-Sholes valuation model these warrants had a value of $2,215 which was recorded as debt issuance costs and will be amortized over the life of the notes payables sold by Bedminster.

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

On August 14, 2014, in connection with the issuance of the Note to Lender (see Note 10), the Company issued the Lender a five year warrant (the "Warrant") to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the following adjustments: (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company. At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender's number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender. Per an amendment to the Financing Agreement on March 16, 2015, the purchase price per share was adjusted to $0.50 per share and the purchase price adjustment should the Company fail to meet certain EBITDA levels was eliminated.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

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

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718.

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

On March 16, 2015, the Companies entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty (the "Amendment") with the Lender. Pursuant to the Amendment, the Company repaid $3,000,000 of outstanding principal of the Note to the Lender. All the indebtedness under the Note is now convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note. In addition, the exercise price of the five year warrant previously issued to the Lender to purchase up to 12,500,000 shares of common stock was decreased to $0.50 per share, subject to adjustment in a manner similar to the adjustments on the Note. The Amendment modified various financial and other covenants and provisions. The Amendment also waived (a) compliance by the Company with certain financial covenants ("Defaulted Covenants"), (b) the event of default occurring by reason of the Company's failure to comply with the Defaulted Covenants occurring on or before February 28, 2015 and (c) the Lender's remedies under the Financing Agreement with respect to the Defaulted Covenants and the resulting event of default.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer ("PEO") and principal financial officer ("PFO"), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the PEO and the PFO determined that as of December 31, 2014, the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Code of Ethics

Midwest Energy Emissions Corp. has adopted a Code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the Code is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp.'s Investor Relations department, 670 Enterprise Drive, Suite D, Lewis Center, OH 43035 or (614) 515-6115.

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

Richard A. MacPherson, 59, became a Director on June 21, 2011. Mr. Macpherson is the founder of MES, Inc. and had been its Chief Executive Officer from 2008 until 2011. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring Midwest's technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Jay Rifkin, 59, has been a Director of the Board since 2006. Mr. Rifkin was CEO of China Youth Media, Inc. from 2005 until June 21, 2011, resigning from that position effective with the merger with Midwest. Since 2004, he has been the sole Managing Member of Rebel Holdings, LLC. In 1995, Mr. Rifkin founded Mojo Music, Inc., a music publishing company (which in 1996 became a joint venture with Universal Records, and was subsequently sold to Zomba/BMG Records in 2001). Mr. Rifkin has served as Producer and Executive Producer on various motion pictures and is also a music producer, engineer and songwriter. Mr. Rifkin received a Grammy Award for Best Children's Album and an American Music Award for Favorite Pop/Rock Album for his work on Disney's The Lion King, and received a Tony nomination for The Lion King on Broadway. In 1988 to 2004, Mr. Rifkin was a founder and served as CEO of Media Ventures, LLC, an entertainment cooperative based in Los Angeles, California.

Brian Johnson, 39, was elected as a Director on December 1, 2014 and serves as Midwest Energy Emissions Corp's Audit Committee Chairman, and a member of the Compensation Committee. Mr. Johnson currently serves as CEO of Choice Financial Group, a financial institution offering full-service bank, insurance, and investments options. Choice is a $900 million locally owned community bank with 15 locations in North Dakota and one in Minnesota and has about 205 employees.

Mr. Johnson has been with Choice Financial since 1999 and has held the positions of President of the bank's Walhalla, North Dakota, location; Market President for the bank's two locations in Grand Forks, North Dakota; Chief Credit Officer; and COO. He is also a member of the company's Board of Directors, Senior Credit Committee and Compensation Committee. Mr. Johnson is a native of Walhalla, North Dakota, and graduated from the University of Jamestown with a Business Management and Economics degree.

Mr. Johnson has served on various boards including the Chamber of Commerce and Regional Economic Development. In March 2011, the Federal Reserve Bank of Minneapolis named him to its Community Depository Institutions Advisory Council of the Ninth District. In 2013, he was named Chairman of the Board and meets semiannually with the Federal Reserve Board of Governors on economics and banking.

Christopher J. Lee, 34, was elected as a Director on February 20, 2015. Since July 2014, Mr. Lee has served as the Chief Financial Officer of Butler Machinery Company, a regional dealer of top-quality heavy construction equipment and agriculture equipment for sale with locations in North Dakota, South Dakota and Nebraska. Prior to taking this position, Mr. Lee was a partner at Eide Bailly, LLP, a public accounting firm with 26 offices in 12 states. In 2003, Mr. Lee graduated from North Dakota State University with a Bachelor's Degree in Accounting.

Alan Kelley, 62, has been President and Chief Operating Officer since November 1, 2011. On June 1, 2013 Mr. Kelley also became CEO and a Director of the Company. Mr. Kelley has over 35 years' experience in the electric utilities business having held positions as President, CEO, Senior Vice President, as well as various executive and senior management positions for coal-fired power plants.

Before joining MEEC, Mr. Kelley was retired (March 2011 to November 2011). Prior to that, Mr. Kelley was President and CEO of Grand Bahama Power Company, an electric power generation company to the island of Grand Bahama, from November 2009 to March 2011. Prior to this, he was enjoying his retirement (August 2008 to October 2009) from Ameren Corporation. At Ameren Corporation, Mr. Kelley held several positions during a 34-year span (June 1974 to August 2008) at Ameren Corporation; a Fortune 500 company with assets of $23 billion, including Senior Vice President-Generation and President, Chairman & CEO of Ameren's deregulated generating company, Ameren Energy Resources. Concurrent with this service at Ameren, Mr. Kelley was Chairman, President and CEO at Electric Energy, Inc. He has many years of extensive public company experience as well as demonstrated success in multiple "turnarounds" of underperforming businesses. In addition, Mr. Kelley has international experience in developing and implementing return-on-investment regulatory structures. Mr. Kelley was Chairman of the Association of Edison Illuminating Companies Generation Committee, whose members represent over half of the generating facilities nationally and Chairman of the Mid-America Interconnected Network Regional Reliability Council. He is a former member of the Board of Directors of the North American Electric Reliability Council. Mr. Kelley has a Bachelor of Science in Electrical Engineering from the University of Illinois and an MBA from the University of Missouri, in addition to having completed the Public Utility Executive Program at the University of Michigan.

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

Mr. Gross has held CFO and CPA roles for over 15 years. In his most recent position as CFO at S&G Manufacturing Group, a provider of design, engineering, fabrication and installation solutions to diverse industries including food service, healthcare and retail (June 2009 to October 2011), Mr. Gross' involvement was instrumental in turning around the company's profitability. He successfully devised and implemented internal changes to adjust both the size of the company as well as its processes during a corporate restructuring effort. Prior to his position with S&G Manufacturing Group, Mr. Gross was the Associate Vice President of Business Development at JMAC, Inc., a private equity firm (April 2006 to March 2009), as well as the Controller for the Columbus Blue Jackets, a professional ice hockey team (June 2000 to April 2006) during its transition from a developmental stage enterprise into a full member of the National Hockey League. Mr. Gross is experienced in successful mergers having provided financial analysis as well as managing their financial negotiations. He began his career as an accountant at a private accounting firm where he performed attestation and tax services for a wide range of private and publicly-listed firms valued up to $1 billion. Mr. Gross has a B.A. degree in Accounting from Otterbein University and became a Certified Public Accountant (CPA) shortly thereafter.

Audit Committee

The Board of Directors has appointed an Audit Committee made up of Brian Johnson, Chris Greenberg and Jay Rifkin. Mr. Johnson serves as Chairman of this committee.

Financial Experts

The Board of Directors has not appointed any directors as "audit committee financial experts" as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Board of Directors has appointed a Compensation Committee made up of Brian Johnson, Chris Greenberg and Jay Rifkin. Mr. Greenberg serves as Chairman of this committee.

Section 16(A) Beneficial Ownership Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that each of Johnny F. Norris, Jr. and Jay Rifkin filed one report late relating to two transactions, Christopher Greenberg filed one report late relating to three transactions, Richard A. MacPherson filed one report late relating to one transaction, Marcus A. Sylvester filed his initial report of ownership late and filed one report late relating to one transaction, and Alterna Core Capital Assets Fund II, L.P. and the other reporting persons identified therein filed one report late relating to one transaction.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation for 2014 and 2013 of (i) the principal executive officer ("PEO") and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000, (together with the PEO, the "named executive officers"):

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

_______________

(1)

Mr. Kelley was appointed Chief Operating Officer and President in November 2011 and became Chief Executive Officer and a Director in June 2013. The Company and Mr. Kelley have entered into an employment agreement. Pursuant to his employment agreement Mr. Kelley agreed to be employed by the Company as president and Chief Operating Officer for a period of three years, which term may be renewed subject to the approval by the Board. The agreement was amended to add the duties of Chief Executive Officer as described above. Mr. Kelley shall receive an annual base salary equal to $280,000. As of December 31, 2014, $140,000 of salary from 2013 remained unpaid and is recorded on the Company's balance sheet as an accrued liability. Under his employment agreement, Mr. Kelley shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Kelley shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Pursuant to the December 12, 2013 amendment to his employment agreement, because Mr. Kelley remained an employee on January 1, 2014, he was issued a 650,000 stock unit award on January 1, 2014, which award replaced stock grants of 500,000 shares that were to be made on January 1, 2014 to Mr. Kelley prior to the December 12, 2013 amendment. The stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid awards. Such award will be forfeited if the conditions have not been met by January 1, 2017. After the stock units become vested and non-forfeitable, the Company shall distribute to Mr. Kelley the number of shares of common stock equal to the number of stock units that so vested and became non-forfeitable, provided, however, that the Company shall withhold shares of common stock from the stock units in an amount sufficient to cover the withholding tax obligation. In addition, pursuant to the December 12, 2013 amendment, Mr. Kelley was issued a five year, fully vested stock option to purchase 25,000 shares of common stock on December 12, 2013 with an exercise price equal to the fair market value of the Company's common stock on that date ($0.50/share). On January 30, 2014, the Company granted Mr. Kelley nonqualified stock options to acquire 500,000 shares of the Company's common stock under the Company's Equity Plan: The options were granted with an exercise price equal to the fair market value of the Company's common stock on that date ($1.20/share).

62

(2)

Mr. McGee was appointed Senior Vice President in September 2014. The Company and Mr. McGee have entered into an employment agreement. Pursuant to his employment agreement Mr. McGee agreed to be employed by the Company as Senior Vice President for a period of three years, which term may be renewed subject to the approval by the Board. The agreement Mr. McGee shall receive an annual base salary equal to $200,000. Under his employment agreement, Mr. McGee shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. McGee shall also be entitled to participate in any stock option and incentive plans adopted by the Company. In addition, pursuant to the agreement, Mr. McGee was issued a five year, fully vested stock option to purchase 500,000 shares of common stock on with an exercise price equal to the fair market value of the Company's common stock on that date ($1.15/share). Prior to his employment, Mr. McGee provided investor relations services to the company as a consultant for an annualized rate of $102,000 during 2013 and 2014. On January 1, 2014, the Company granted Mr. McGee stock options to acquire 250,000 shares of the Company's common stock, which were granted with an exercise price equal to the fair market value of the Company's common stock on that date ($0.595/share).

(3)

Mr. Sylvester was appointed Vice President of Sales in August 2011. The Company and Marcus A. Sylvester have entered into an employment agreement. Pursuant to his employment agreement Mr. Sylvester agreed to be employed by the Company as Vice President of Sales for a period of three years, which term may be renewed subject to the approval by the Board. Mr. Sylvester shall receive an annual base salary equal to $150,000, sales commissions of up to 5% and for transactions completed and closed directly in relation to his efforts, and a management fee of 1% on certain ongoing sales. The base salary will be reduced if certain commissions and management fees are earned. As of December 31, 2014, $37,500 of 2013 salary remained unpaid and is recorded on the Company's balance sheet as an accrued liability.. Under his employment agreement, Mr. Sylvester shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Sylvester shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Pursuant to the December 12, 2013 amendment to his employment agreement, because Mr. Sylvester remained an employee on January 1, 2014 he was issued a 250,000 stock unit award on January 1, 2014, which award replaced stock grants in in the same denominations that were to be made on January 1, 2014 to Mr. Sylvester prior to the December 12, 2013 amendment. The stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid award. Such award will be forfeited if the conditions have not been met by January 1, 2017. After the stock units become vested and non-forfeitable, the Company shall distribute to the Mr. Sylvester the number of shares of common stock equal to the number of stock units that so vested and became non-forfeitable, provided, however, that the Company shall withhold shares of common stock from the stock units in an amount sufficient to cover the withholding tax obligation. In addition, pursuant to the December 12, 2013 amendment, Mr. Sylvester was issued a five year, fully vested stock option to purchase 25,000 shares of common stock on December 12, 2013 with an exercise price equal to the fair market value of the Company's common stock on that date ($0.50/share). On January 30, 2014, the Company granted Mr. Kelley nonqualified stock options to acquire 250,000 shares of the Company's common stock under the Company's Equity Plan: The options were granted with an exercise price equal to the fair market value of the Company's common stock on that date ($1.20/share).

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

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
R. Alan Kelley	2014	500,000	$861,327
	2013	25,000	$9,448

Keith McGee	2014	750,000	$466,108
	2013	-	$-

Marcus A. Sylvester	2014	250,000	$430,663
	2013	25,000	$9,448

(5)	The amounts shown for 2013 in the "All Other Compensation" column are comprised of the following:

Name	Year	401k Match	Group Term Life Insurance	Total Other Compensation
R. Alan Kelley	2014	$11,200	$3,810	$15,010
	2013	$5,600	$3,810	$9,410

Keith McGee	2014	$-	$-	$-
	2013	$-	$-	$-

Marcus A. Sylvester	2014	$6,000	$1,512	$7,512
	2013	$4,500	$1,512	$6,012

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

(1)

Includes: (a) 15,819,586 shares and 655,059 warrants, which as of December 31, 2014, were owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member; and (b) 506,920 shares and 126,730 warrants owned by Mr. MacPherson personally. Mr. MacPherson's address is 34 Cedarbank Terrace, Halifax Nova Scotia B3P 2T4, Canada.

(2)

Includes: (a) 2,004,500 shares of common stock directly owned by Arthur Greenberg, Jr. individually, (b) 5,000 shares of common stock directly owned by Greenberg Family Consolidated Limited Partnership, of which Arthur Greenberg, Jr., L.L.P. serves as the general partner. Arthur Greenberg, Jr. is a general partner and the managing partner of Arthur Greenberg, Jr., L.L.P., (c) 1,005,000 shares of common stock and 320,000 options directly owned by Christopher Greenberg individually, and (d) 4,000 shares of common stock directly owned by Arctic Blast of Fargo, Inc., of which Christopher Greenberg and his wife are the sole shareholders. As stated in Mr. Arthur Greenberg and Mr. Christopher Greenberg's joint Schedule 13G, amendment No. 1., for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, Arthur Greenberg, Jr. and Christopher Greenberg have shared beneficial ownership as a group of the 3,024,000 shares owned by them as set forth above. Mr. Greenberg's address is 3590 S. 42nd St., Grand Forks, ND 58201.

66

(3)

Includes: (a) 361,585 shares owned by Mojo Music Inc. and 998,128 shares owned by Rebel Holdings, LLC; Mr. Rifkin is the sole managing member of both companies; and (b) 339,130 shares, 357,274 options, and a convertible promissory note with an outstanding balance of $191,054 owned directly by Mr. Rifkin and 148,066 shares owned by The Jay Rifkin 2006 Irrevocable Trust. The note is convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. Mr. Rifkin's address is 12237 Sunset Parkway, Los Angeles, CA 90064.

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

(10)

According to the Schedule 13D filed by Alterna Core Capital Assets Fund II, L.P. and the "Reporting Persons" (as defined in the Schedule 13D) on August 25, 2014, the Reporting Persons have entered into a Joint Filing Agreement, dated August 25, 2014 pursuant to which the Reporting Persons have agreed to file the Schedule 13D jointly in accordance with the provisions of Rule 13d-1(k)(1) of the Securities Exchange Act of 1934, as amended. The amount shown includes: (a) a convertible note for $10,000,000 (the "Note") maturing July 31, 2018. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization ) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carve outs for certain exempt issuances by the Company; and (b) a five year warrant to purchase up to 12,500,000 shares of common stock at $1.00 per share, subject to adjustment in a manner similar to the adjustments on the Note. As stated in Schedule 13D the Reporting Persons are:

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

One of our directors, Richard MacPherson, is a managing partner of 3253517 Nova Scotia Limited, which as of December 31, 2013 beneficially owned approximately 40.6% of our outstanding common stock. The Company agreed to a consulting agreement with Eastern Emissions Consultants Incorporated ("EECI"), a firm that Mr. MacPherson is the controlling principal and President, on January 10, 2012. The contracts calls for monthly payments of $15,000 to EECI, was effective as of November 1, 2011 and has a term of three years. During 2013, Mr. MacPherson converted amounts owed to him for advances made to the company into convertible promissory note, which he then converted into shares of common stock. Prior to the conversion, the advances payable earned interest at 9% per annum. The balance outstanding of these advances payable at December 31, 2014 and zero was zero and $4,167, respectively. Accrued interest on these advances at December 31, 2013 and 2012 was zero and $216,378, respectively. During 2014, Mr. MacPherson converted unpaid consulting fees due to EECI, and the balances outstanding for advances payable and accrued interest into equity of the company.

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

Effective as of June 29, 2012 the Company and Ken Rifkin entered into a Consulting Agreement (the "Agreement"). Ken Rifkin is the brother of Jay Rifkin, a company director. With Mr. Rifkin's performance of consulting services over a three month period ending on September 29, 2012 the Company will issue to Mr. Rifkin 100,000 shares of the Company's unregistered common shares after January 1, 2013, upon the receipt of the appropriate stock grant agreement from Mr. Rifkin, as compensation for his service pursuant to the agreement. These shares are valued at $135,000 and the shares were issued on March 5, 2013.

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

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2014 and December 31, 2013, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in "Audit Fees."

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

MIDWEST ENERGY EMISSIONS CORP.

Date: November 6, 2015	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer (Principal Financial Officer)

