Form 10-Q
period 2015-09-30
Midwest Energy Emissions Corp.
filed 2015-11-16
CIK 728385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 D Enterprise Drive Lewis Center, Ohio	43035
(Address of principal Executive offices)	(Zip Code)

(614) 505-6115

(Registrant's Telephone Number, Including Area Code)

_______________________________________________________________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 47,194,118 outstanding as of November 16, 2015.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption "Risk Factors" in the Company's 2014 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Financial Information

Period Ended September 30, 2015

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$912,762	$7,212,114
Accounts receivable	1,112,942	410,950
Inventory	5,593,806	5,784,905
Prepaid expenses and other assets	117,955	140,559
Total current assets	7,737,465	13,548,528

Property and equipment, net	942,168	255,330
License, net	60,295	64,707
Prepaid expenses and other assets	6,494	13,799
Debt issuance costs, net	1,781,606	2,285,696
Customer acquisition costs, net	967,420	1,156,521
Total assets	$11,495,448	$17,324,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$648,453	$775,034
Accrued salaries and benefits	455,651	399,487
Deferred revenue	5,342,400	5,808,301
Convertible notes payable	1,682,860	3,080,376
Customer credits	936,500	936,500
Other current liabilites	-	250,000
Total current liabilities	9,065,864	11,249,698

Convertible notes payable, net of discount	4,629,145	4,724,598
Warrant liability	4,135,687	5,597,011
Accrued interest	87,532	337,999
Equipment note payable	57,007	-
Total liabilities	17,975,235	21,909,306

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 47,194,118 shares issued and outstanding as of September 30, 2015 40,228,123 shares issued and outstanding as of December 31, 2014	47,194	40,228
Additional paid-in capital	24,334,708	19,113,724
Accumulated deficit	(30,861,689)	(23,738,677)

Total stockholders' deficit	(6,479,787)	(4,584,725)

Total liabilities and stockholders' deficit	$11,495,448	$17,324,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Revenues
Product sales	$2,386,961	$1,280,043	$3,239,633	$1,939,095
Equipment sales	1,238,897	-	3,205,936	-
Demonstration and consulting services	-	93,250	120,318	313,155

Total revenues	3,625,858	1,373,293	6,565,887	2,252,250

Costs and expenses:
Cost of goods sold	2,252,683	829,662	4,189,677	1,194,780
Operating expenses	627,200	469,370	1,776,617	725,036
License maintenance fees	75,000	75,000	225,000	225,000
Selling, general and administrative expenses	599,887	955,284	1,786,320	4,661,485
Depreciation and amortization	103,462	190,778	268,513	325,961
Professional fees	192,111	120,066	480,600	462,643

Total costs and expenses	3,850,343	2,640,160	8,726,727	7,594,905

Operating loss	(224,485)	(1,266,867)	(2,160,840)	(5,342,655)

Other (expense) income
Interest expense	(905,713)	(714,852)	(5,264,186)	(1,421,708)
Change in value of warrant liability	144,595	-	1,461,324	-
Debt conversion costs	(161,537)	-	(1,123,380)	-
State income taxes	(7,705)	-	(35,930)	-

Total other (expense) income	(930,360)	(714,852)	(4,962,172)	(1,421,708)

Net loss	$(1,154,845)	$(1,981,719)	$(7,123,012)	$(6,764,363)

Net loss per common share - basic and diluted:	$(0.02)	$(0.05)	$(0.17)	$(0.17)

Weighted average common shares outstanding	46,619,367	39,973,907	43,134,152	38,778,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

Stock issued for interest on notes payable	335,000	335	161,245	-	161,580

Stock and warrants issued upon debt conversion	6,630,995	6,631	4,448,566	-	4,455,197

Issuance of stock options	-	-	611,173	-	611,173

Net loss	-	-	-	(7,123,012)	(7,123,012)

Balance - September 30, 2015	47,194,118	$47,194	$24,334,708	$(30,861,689)	$(6,479,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash flows from operating activities
Net loss	$(7,123,012)	$(6,764,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	611,173	3,161,473
Amortization of license fees	4,412	4,412
Amortization of discount of notes payable	3,607,645	412,951
Amortization of debt issuance costs	504,090	243,821
Amortization of customer acquisition costs	189,101	81,862
Depreciation expense	75,000	239,687
Gain on change in value of warrant liability	(1,461,324)	-
Debt conversion costs	1,123,380	-
PIK Interest	766,518	160,600
Change in assets and liabilities
Increase in accounts receivable	(701,992)	(484,252)
(Increase) decrease in inventory	191,099	(3,575,656)
(Increase) decrease in prepaid expenses and other assets	29,909	(3,400)
Increase in accounts payable and accrued liabilities	55,381	1,210,991
Increase (decrease) in deferred revenue	(465,901)	3,603,840
Decrease in customer credits	-	(201,000)
Net cash used in operating activities	(2,594,521)	(1,909,034)

Cash flows used in investing activities
Purchase of equipment	(704,831)	(124,514)
Net cash used in investing activities	(704,831)	(124,514)

Cash flows from financing activities
Payment of convertible promissory notes	(3,000,000)	-
Payment of debt issuance costs	-	(747,968)
Payment of equity issuance costs	-	(45,325)
Proceeds from note payable	-	300,000
Payment on note payable	-	(600,000)
Proceeds from the issuance of convertible promissory notes and related warrants	-	10,000,000
Proceeds from the issuance of common stock and related warrants	-	1,050,260
Proceeds from the issuance of common stock upon warrant exercise	-	7,813
Net cash provided by financing activities	(3,000,000)	9,964,780

Net (decrease) increase in cash and cash equivalents	(6,299,352)	7,931,232

Cash and cash equivalents - beginning of period	7,212,114	509,605

Cash and cash equivalents - end of period	$912,762	$8,440,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,134	$10,853
Taxes	$35,930	$8,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$229,500
Equipment purchases included in note payable	$57,007	$-
Accrued sales credits included in customer acquisition costs	$-	$970,500
Non cash debt issuance costs	$-	$1,121,500
Stock issued for interest on notes payable	$161,580	$256,487
Conversion of debt and accrued interest to equity	$3,331,817	$539,525
Conversion of accounts payable and other liabilities to equity	$-	$381,169
Conversion of accrued interest to debt	$1,104,349	$603,648

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015, and results of operations, changes in stockholders' deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also include restricted cash of $0 and $12,500 as of September 30, 2015 and December 31, 2014, respectively.

In addition, per the financing agreement entered into with AC Midwest LLC (the "Lender") (see Note 8), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company's equipment at the site of its commercial customer. No impairment charges were recognized for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at September 30, 2015 and December 31, 2014 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2015 and December 31, 2014 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2015 and December 2014 approximated the carrying amount as the notes were issued during the three years ended December 31, 2014 at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2015. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

The Company has entered into certain financial instruments and contracts; such as, equity financing arrangements for the issuance of common stock, which include anti-dilution arrangements and detachable stock warrants that are i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are recorded as derivative liabilities, at fair value at the issuance date. Subsequent changes in fair value are recorded through the condensed consolidated statements of operations.

The Company's derivative liabilities are related to detachable common stock purchase warrants ("warrants") issued in conjunction with debt and warrants issued to the placement agents for financial instrument issuances. We estimate fair values of the warrants that do contain "Down Round Protections" utilizing valuation models and techniques that have been developed and are widely accepted that take into account the additional value inherent in "Down Round Protection." These widely accepted techniques include "Modified Binomial", "Monte Carlo Simulation" and the "Lattice Model." The "core" assumptions and inputs to the "Modified Binomial" model are the same as for "Black-Scholes", such as trading volatility, remaining term to maturity, market price, strike price, and risk free rates; all Level 2 inputs. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable. However, a key input to a "Modified Binomial" model (in our case, the "Monte Carlo Simulation", for which we engaged an independent valuation firm to perform) is the probability of a future capital raise. By definition, this input assumption does not meet the requirements for Level 1 or Level 2 outlined above; therefore, the entire fair value calculation is deemed to be Level 3 under accounting requirements due to this single Level 3 assumption. This input to the Monte Carlo Simulation model was developed with significant input from management based on its knowledge of the business, current financial position and the strategic business plan with its best efforts.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2014	$-
Issuance of warrants	9,801,200
Change in value of warrant liability	(4,204,189)
Balance at December 31, 2014	$5,597,011

Change in value of warrant liability	(1,461,324)
Balance at September 30, 2015	$4,135,687

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "U.S. Dollar"). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the actual exchange rate at the date of the transaction. Any associated transactional currency re-measurement gains and losses are recognized in current operations.

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $967,420 and $1,156,521 on September 30, 2015 and December 31, 2014, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $189,101 and $32,745, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers of $8,548,336 and $5,808,301 as of September 30, 2015 and December 31, 2014, respectively, which relate to the future fabrication, delivery and installation of new equipment. During the three and nine months ended September 30, 2015, two and six projects totaling $1,238,897 and $3,205,936, respectively, were completed and recognized as revenue. The remaining balance is included as deferred revenue at September 30, 2015 and December 31, 2014 and are expected to be recognized as revenue during the year ended 2015 when the equipment is commissioned for use by the customers.

The Company generated revenues of $6,565,887 and $2,252,250 for the nine months ended September 30, 2015 and 2014, respectively. The Company generated revenue for the nine months ended September 30, 2015 by completing six equipment projects at customer sites and delivering product to its commercial customers. The Company generated revenue for the nine months ended September 30, 2014 by delivering product to its commercial customers.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2015 and December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 or state tax examinations for years prior to 2010.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares for the three and nine months ended September 30, 2015 and 2014, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company's cash as of September 30, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the nine months ended September 30, 2015 and 2014, 100% of the Company's revenue related to five and four customers, respectively. At September 30, 2015 and December 31, 2014, 100% of the Company's accounts receivable related to five and four customers, respectively.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation -Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

In August, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03,Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

In June, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11,Inventory (Subtopic 330): Simplifying the measurement of Inventory. The amendments in this ASU require inventory be measured at the lower of cost and net realizable value. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company's condensed consolidated financial statements and required disclosures.

Note 3 - Going Concern

The accompanying condensed consolidated financial statements as of September 30, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss and negative cash flows from operations during the nine months ended September 30, 2015 and has an accumulated deficit since its inception. The Company has current convertible notes payable of $1,682,860. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the outstanding convertible debt can be converted into equity in the Company, which has been the historical method noteholders have chosen to date, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its current debt obligations should these noteholders chose not to convert prior to the maturity of their notes. Also, although we anticipate significant revenues for the sale of capital equipment, products to customers currently in compliance with MATS and products to be used in continued testing and commissioning work done by our customers with compliance beginning in 2016, no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to its customers. As of September 30, 2015 and December 31, 2014, costs totaling $5,305,662 and $5,714,905, respectively, were incurred for component purchases and progress billings from subcontractors on projects that have not yet been commissioned for use by our customers. These costs will be recorded as cost of sales at that time. The Company also held product supply inventory valued at $288,144 and $70,000 as of September 30, 2015 and December 31, 2014, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Equipment & Installation	$973,985	$787,918
Trucking equipment	624,274	168,504
Mixing Equipment	125,258	17,103
Office equipment	27,155	23,941
Computer equipment and software	97,530	88,898
Total Equipment	1,848,202	1,086,364

Less: accumulated depreciation	906,034	831,034
Property and equipment, net	$942,168	$255,330

The Company uses the straight-line method of depreciation over 3 to 5 years. During the nine months ended September 30, 2015 and 2014, depreciation expense charged to operations was $75,000 and $239,687, respectively.

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

License costs capitalized as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
License	$100,000	$100,000
Less: accumulated amortization	39,705	35,293
License, net	$60,295	$64,707

The Company is currently amortizing its license to use EERCF's patents over their estimated useful life of 17 years when acquired. During the nine months ended September 30, 2015 and 2014, amortization expense charged to operations was $4,412 and $4,412, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 7 - Advances Payable – Related Party

As of December 31, 2014, the Company owed Jay Rifkin a current director who is also a former officer of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011 and accrued interest of $31,318 accrued on advances made to the company prior to their conversion to promissory notes of the Company on September 30, 2013. As of December 31, 2014, these amounts were accrued in other current liabilities and accrued liabilities on the accompanying condensed consolidated balance sheet, respectively. On January 2, 2015, the Company entered into a Payment of Debt and Release of Claims Agreement and paid the balance of this debt to Mr. Rifkin.

Note 8 – Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of September 30, 2015 and December 31, 2014:

	2015	2014

Unsecured convertible promissory notes which had an original term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consist of (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit.	$357,483	$3,245,499

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consist of (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	735,293	654,408

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,645,000	1,705,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	8,241,905	10,475,388

Totalconvertible notes payable before discount	10,979,681	16,080,295
Less discounts	(4,667,676)	(8,275,321)
Total convertible notes payable	6,312,005	7,804,974
Less current portion	1,682,860	3,080,376
Convertible notes payable, net of current portion	$4,629,145	$4,724,598

As of September 30, 2015, schedule principal payments due on convertible notes payable are as follows:

Twelve months ended September 30,
2016	1,682,860
2017	2,772,694
2018	2,690,223
2019	3,833.904
10,979,681

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2015 and 2014, was $197,951 and $286,190, respectively.

During the nine months ended September 30, 2015, the Company and holders of these notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. As of September 30, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. As of September 30, 2015, total principal of $357,483 was outstanding on these notes to the remaining note holders that did not convert. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2015 and 2014, was $45,088 and $40,128, respectively. As of September 30, 2015, total principal of $520,625 was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2015 and 2014, was $18,591 and $16,546, respectively. As of September 30, 2015, total principal of $214,668 was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the nine months ended September 30, 2015 and 2014, was $100,545 and $249,713, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the nine months ended September 30, 2015 and September 30, 2014 on this discount was $114,093 and $193,130, respectively. As of September 30, 2015, total principal of $1,645,000 was outstanding on these notes.

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

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC ("Amendment"). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. Interest expense for the nine months ended September 30, 2015 and September 30, 2014 was $788,239 and $160,600, respectively. As of September 30, 2015, total principal of $8,241,905 was outstanding on this note. In connection with change in the conversion terms and repayment of principal, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense.

As of September 30, 2015, the Company was not in compliance with certain financial covenants of the Amendment. On November 16, 2015, the Lender waived compliance with these covenants (See Note 16).

Note 9 – Equipment Notes Payable

On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.

Note 10 – Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized. As of March 31, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,475,561 and a loss for the change in value of the liability of $1,878,550 was recognized. As of June 30, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $4,280,282 and a gain for the change in value of the liability of $3,195,279 was recognized. As of September 30, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $4,135,687 and a gain for the change in value of the liability of $144,595 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $0.33 and $0.61, a risk free treasury rate for 0.92% and 1.10% and an expected volatility rate of 74.2% and 72.8 at September 30, 2015 and December 31, 2014, respectively.

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

For the year ended December 31
2015	$75,000
2016	300,000
2017	300,000
2018	300,000
2019	300,000
Thereafter	1,750,000
$3,025,000

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

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent is $3,500 monthly for the first year and decreases to $2,500 throughout the remainder of the term of the lease.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the year ended December 31
2015	$25,884
2016	74,506
2017	75,000
2018	65,000
2019	45,000
Thereafter	22,500
$307,891

Rent expense was approximately $100,000 and $63,000 for the nine months ended September 30, 2015 and 2014, respectively.

Fixed Price Contract

The Company's multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the Company's condensed consolidated financial statements.

Note 12 – Equity

The Company was established with two classes of stock, common stock – 150,000,000 shares authorized at a par value of $0.001 and preferred stock – 2,000,000 shares authorized at a par value of $0.001.

Common Stock

On January 1, 2015, the Company issued 170,500 shares of common stock to the holders of notes which mature in 2018, bearing interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2014.

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

From April 28, 2015 through September 30, 2015, the Company issued 6,474,717 shares of common stock and 1,618,680 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $3,237,370, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

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

Note 13 - Stock Based Compensation

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

A summary of stock option activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2014	5,095,458	1.70	4.5	-
Grants	1,100,000	0.52	4.7	-
Cancellations	-	-	-	-
September 30, 2015	6,195,458	1.49	3.9	-

Options exercisable at:
December 31, 2014	3,095,458	2.31	4.5
September 30, 2015	3,870,458	1.95	3.8

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 67.7%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company's common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company's 2014 Equity Incentive Plan ("Equity Plan"). The options granted are exercisable at $0.74 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $113,793 and $341,380, respectively.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $11,724 and $35,183, respectively.

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $7,727 and $12,879, respectively.

On May 4, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Jay Rifkin and Brian Johnson, nonqualified stock options to acquire 50,000 shares of the Company's common stock to Chris Lee and nonqualified stock options to acquire 75,000 shares of the Company's common stock to Chris Greenberg, current directors of the Company, under the Company's Equity Plan. The options are granted and exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $74,990 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $0 and $74,990, respectively.

On August 14, 2015, pursuant to an agreement for separation and release effective on that date, the Company issued a five year, fully vested stock option to purchase 100,000 shares of common stock to Keith McGee. The options granted are exercisable at $0.37 per share, representing the fair market value of the common stock as of the date of grant. Based on a Black-Sholes valuation model, these options were valued at $24,050 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $24,050.

On September 11, 2015, the Company issued nonqualified stock options to acquire 250,000 shares each of the Company's common stock to James Trettel and Marc Sylvester under the Company's Equity Plan. The options are granted and exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $122,690 in accordance with FASB ASC Topic 718. Compensation expense for the three and nine months ended September 30, 2015 on the issued options was $122,690.

Note 14 - Warrants

When sold and issued warrants are not subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 67.7%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

On February 20, 2015, the Company issued 8,151 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $32,603 (see Note 12).

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

From April 28, 2015 through September 30, 2015, the Company issued 1,618,680 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $3,237,370 (see Note 12).

The following table summarizes information about common stock warrants outstanding at September 30, 2015:

Outstanding					Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30		11,364	0.61	$3.30	11,364	$3.30
1.25		26,302	0.92	1.25	26,302	1.25
1.00		1,642,680	1.30	1.00	1,642,680	1.00
0.88	(1)	1,303,300	3.61	0.88	1,303,300	0.88
0.84	(2)	959,508	3.87	0.84	959,508	0.84
0.67	(3)	3,805,000	3.03	0.67	3,805,000	0.67
0.50		14,077,750	3.84	0.50	14,077,750	0.50
$0.50 - $3.30		21,825,904	3.52		21,825,904

________________

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

Note 15 – Tax

For the three and nine months ended September 30, 2015, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2015, the Company's net operating loss carryforward was approximately $24,198,000. Our deferred tax asset primarily related to net operating losses and accrued compensation. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 16 – Subsequent Events

On November 16, 2015, the Companies entered into Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty (the "Amendment No. 2") with the Lender. Pursuant to Amendment No. 2, the Company issued a new Senior Secured Convertible Note of $600,000 ("First New Note") purchased by the Lender. In addition, Amendment No. 2 allows for two additional Senior Secured Convertible Notes totaling up to $1,400,000 (which together with the First New Note are referred to herein as the "New Notes") to be purchased by Lender during 2016 subject to certain conditions being met by both parties. All the indebtedness under the New Notes shall be convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the New Notes, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the New Notes. In addition, the Company issued a five year warrant to the Lender to purchase up to 5,000,000 shares of common stock with an exercise price of $0.35 per share, subject to adjustment in a manner similar to the adjustments on the New Notes, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender as described above. Amendment No. 2 modified various financial and other covenants and provisions. Amendment No. 2 also waived (a) compliance by the Company with certain financial covenants ("Defaulted Covenants"), (b) the event of default occurring by reason of the Company's failure to comply with the Defaulted Covenants occurring on or before October 31, 2015 and (c) the Lender's remedies under the Financing Agreement with respect to the Defaulted Covenants and the resulting event of default.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Midwest Energy Emissions Corp. (the "Company", "we", "us" and "our") develops and deploys patented, proprietary technologies to remove mercury emissions from coal-fired power plants. The U.S. EPA MATS rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. It, along with many state and provincial regulations, form the basis for mercury emission capture at coal fired plants across North America. Under the MATS regulation, Electric Generating Units ("EGUs") are required to remove about 90% of the mercury from their emissions. In June 2015, the U.S. Supreme Court remanded the MATS rule back to the U.S. Court of Appeals for the D.C. Circuit for further review, but left the rule in place. We believe that we continue to meet the requirements of the industry as a whole and our technologies have been shown to achieve mercury removal levels compliant with all state, provincial and federal regulations at a lower cost and with less plant impact than our competition.

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

Results of Operations

The first nine months of 2015 was a period which focused on intense contract implementation, sales and marketing. During the quarter ended September 30, 2015, the Company deployed resources towards execution on the currently contracted business, construction and implementation of proprietary mobile feeder systems that will enhance technology-demonstration flexibility. In addition, the Company adjusted to an environment that saw a large percentage of current, and prospective customers receive in the latter part of 2014, extensions for compliance for MATS until 2016. We have seen a significant increase in our demonstration and commissioning efforts in the past quarter and expect this will continue.

The Company focused on execution during the first nine months of 2015, responding to contract and testing demands of its customer base, while actively marketing and selling and demonstrating its patented Sorbent Enhancement Additive Technology to the vast number of utilities seeking compliance in 2016. The previously announced customer contracts of 2014 include designing and installing front-end injection equipment, called skids, for injection of our proprietary front-end product, and some include installation of an additional back-end system, called an ACI, if a customer does not already have one, for injection of our back-end product. All of this, we estimate, will generate over $8 million in equipment sales during 2015. The Company earned revenues from these installations, as well as customer contracts for MATS compliance, in the second quarter. Based upon all available information and Company estimates, the contracts that are in place currently – which amount to 15 EGU's with 5 separate utilities or electric-cooperatives – are estimated to exceed $110 million in aggregate revenues over the five year span of these contracts.

Revenues

Sales - We generally achieve revenues from product sales, equipment sales and demonstration and consulting services. We generated revenues of approximately $3,626,000 and $1,373,000 for the quarter ended September 30, 2015 and 2014, respectively and $6,566,000 and $2,252,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase during the nine months ended September 30, 2015 was primarily due to revenues from equipment sales of $3,206,000 generated by the completion of six equipment projects at customer sites. There were no such revenues from equipment sales generated in the same period during 2014. Revenues from product sales in the three and nine months ended September 30, 2015 increased from the same periods in 2014 by $1,107,000 and $1,301,000, respectively. These increases are primarily associated with products used during equipment commissioning activities at six customer sites along with ongoing sales to plants that began MATS compliance in 2015. Product sales in 2014 were associated with testing and demonstrations as customers prepared to comply with state, provincial and federal regulations. These activities continued at many sites in 2015. We believe the increase in revenues which we achieved in the first nine months of 2015 which was more than $4,300,000 than the revenues realized in the same period of 2014 is a strong indication of the growth we expect going forward to meet our already contracted and future business.

Cost and Expenses

Costs and expenses were $3,815,000 and $2,640,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $8,692,000 and $7,595,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in costs and expenses from the same period in the prior year is primarily attributable to the increase in cost of goods sold and operating expenses and was offset by a decrease in stock based compensation in the nine months ended September 30, 2015.

Cost of goods sold were $2,253,000 and $830,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $4,190,000 and $1,195,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in 2015 is primarily associated with the cost of equipment sold to customers and recognized as revenue during the second and third quarters of 2015.

Operating expenses were $627,000 and $469,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $1,777,000 and $725,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in operating costs from the prior period is primarily attributable to increased stock based compensation, labor and technical consulting costs associated with assisting our customers with testing and equipment commissioning being performed at their sites and increased salary and overhead costs associated with an increase in our operations staff from the prior period. Stock based compensationwas $187,000 and $0 for the quarters ended September 30, 2015 and 2014, respectively, and $438,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively, and was associated with the vesting of 2,250,000 stock options included in the employment agreements of two employees. These increases were offset by higher demonstration costs incurred in the quarter ended September 30, 2014 than in the same period in 2015.

License Maintenance Fees were $75,000 and $75,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $225,000 and $225,000 for the nine months ended September 30, 2015 and 2014, respectively. The expenses relate to the amortization of the annual maintenance fee.

Selling, general and administrative expenses were $600,000 and $955,000 for the quarters ended September 30, 2015 and 2014, respectively and were $1786,000 and $4,661,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in selling, general and administrative expenses is primarily attributed to the decrease in stock based compensation and investor relations costs and is offset by increases in payroll and benefits, and insurance expenses associated with the expansion of our business. Stock based compensationwas $93,000 and $468,000 for the quarters ended September 30, 2015 and 2014, respectively, and $173,000 and $3,161,000 for the nine months ended September 30, 2015 and 2014, respectively. In the nine months ended September 30, 2014, these costs were associated with 2,610,000 total stock options issued to officers, directors and consultants. In the nine months ended September 30, 2015, these costs were associated with 600,000 total stock options issued to officers and directors.

Depreciation and amortization expenses were $103,000 and $191,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $269,000 and $326,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease from the prior periods is attributable to accelerated depreciation on equipment held at a customer site in the prior period and is offset by increased amortization of customer acquisitions costs.

Professional fee expenses were $192,000 and $120,000 for the quarters ended September 30, 2015 and 2014, respectively, and were $481,000 and $463,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in professional fee expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is attributed to an increase in professional fees related to the maintenance, expansion and defense of our intellectual property.

Other Expenses

Interest expense related to the financing of capital was $906,000 and $715,000 during the quarters ended September 30, 2015 and 2014, respectively, and was $5,264,000 and $1,422,000 during the nine months ended September 30, 2015 and 2014, respectively. In connection with the change in the conversion terms and repayment of principal per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense. During the three and nine months ended September 30 2015, a gain for the change in value of warrant liability of $145,000 and $1,461,000, respectively was recognized. Also, the Company recognized non-cash inducement expenses of $162,000 and $1,123,000, respectively associated with these conversions of convertible promissory notes during the three and nine months ended September 30, 2015. The conversions took place after the Company negotiated amendments which extended the terms of the notes and adjusted the conversion price.

Net Income and Net Loss

For the quarter ended September 30, 2015 and 2014 we had a net loss of $1,112,000 and $1,982,000, respectively, and for the nine months ended September 30, 2015 and 2014 we had a net loss of $7,088,000 and $6,764,000, respectively. The decrease in net loss in the quarter ended September 30, 2015 from the same period in the prior year is primarily attributed to the decrease in operating loss of $1,078,000 from the prior period. This decrease was driven by the increased sales during 2015. For the nine months ended September 30, 2015, the increased net loss is primarily attributed to (i) increased interest expense; (ii) a non-cash inducement expense associated with these conversions of convertible promissory notes; (iii) a loss on the change in value of convertible notes payable, and; (iv) increased operations expenses incurred offset by the gain on the change in value of warrant liability, and decreased stock based compensation expense from the nine months ended September 30, 2014.

Taxes

As of September 30, 2015, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of September 30, 2015, our cash and cash equivalents totaled $913,000. The high volume product supply revenue that we expected to begin in 2015, has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on seven units under contract. Our anticipated cash needs for working capital and capital expenditures for the next twelve months are approximately $4.0 million. We have primarily relied upon financing activities to fund our operations. Although we anticipate significant revenues for the sale of capital equipment and products to be used in testing, commissioning and in MATS compliance by clients, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its obligations. We are actively seeking sources of additional financing in order to fund our continuing operations. Due to these efforts, we could dilute current shareholders and the dilution could be significant.Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month with additional funds often needed for demonstrations of our technology on potential customer units. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually. This break-even target is subject to achieving sales at that level with our expected gross margins. No assurance can be made that we will be able to achieve this target.

Total assets were $11,521,000 at September 30, 2015 versus $17,325,000 at December 31, 2014. The change in total assets is primarily attributable to the decreases in cash and is offset by the increases in accounts receivable associated with product sales in the three months ended September 30, 2015 and the addition of equipment used in the manufacture and delivery of our products and the performance of demonstrations of our processes.

Total liabilities were $17,975,000 at September 30, 2015 versus $21,909,000 at December 31, 2014. During the nine months ended September 30, 2015, the Company repaid $3,000,000 of outstanding principal on secured notes payable and converted $3,113,000 of convertible notes payable into equity. Also, after the amendment to the finance agreement and warrants issued to the Company's largest secured lender, the fair value of the convertible note payable increased, however as of September 30, 2015 the fair value of the warrant liability decreased.

Operating activities used $2,595,000 of cash during the nine months ended September 30, 2015 compared to $1,909,000 during the nine months ended September 30, 2014. The change in cash used for operating activities is primarily attributable to the increase in net loss and cash used in operations during the nine months ended September 30, 2015.

Investing activities used $705,000 and $125,000 during the nine months ended September 30, 2015 and 2014, respectively. In 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for this increase, as were purchases of additional equipment to be used in demonstrations of our processes at prospective customers.

Financing activities provided $9,965,000 during the nine months ended September 30, 2014 primarily due to the issuance of common stock and related warrants which provided $1,005,000 and the proceeds from the issuance of convertible note payable which provided $10,000,000. These increase were offset by the payment of $748,000 of debt issuance costs and net principal payments of $300,000 made on notes payable during the period. Financing activities used $3,000,000 during the nine months ended September 30, 2015 due to the repayment of principal of convertible promissory notes.

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

Going Concern

The accompanying condensed consolidated financial statements as of September 30, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss and negative cash flows from operations during the nine months ended September 30, 2015 and has an accumulated deficit since its inception. The Company has current convertible notes payable of $1,682,860. Late in 2014, our customers received one-year extensions on seven of our contracted units to their MATS compliance date which we previously expected to be in compliance in 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Although the outstanding convertible debt can be converted into equity in the Company, which has been the historical method noteholders have chosen to date, no assurances can be given that the Company can obtain sufficient working capital through financing activities to meet its current debt obligations should these noteholders chose not to convert prior to the maturity of their notes. Also, although we anticipate significant revenues for the sale of capital equipment, products to customers currently in compliance with MATS and products to be used in continued testing and commissioning work done by our customers with compliance beginning in 2016, no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2015 or December 31, 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a Warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants are valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of each reporting period date and the change in value can have a significant impact on the Company's bottom line. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price, a risk free treasury rate and an expected volatility rate at each measurement date.

Warrants

When sold and issued warrants are not subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 67.7%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the PEO and PFO, to allow timely decisions regarding required disclosures. Based on that evaluation, the PEO and PFO concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In June 2015, a purported shareholder of the Company commenced an action in federal court in the Southern District of New York (Donoghue v. Midwest Energy Emissions Corp., et al.), which sought, on behalf of the Company, disgorgement of short-swing profits from Alterna Core Capital Asset Fund II, L.P. and other defendants under Section 16(b) of the Securities Exchange Act of 1934. The Company was a nominal defendant in this action. The complaint alleged that Alterna Core Capital Asset Fund II, L.P. and other defendants realized short-swing profits which belong to the Company in connection with the re-pricing of a warrant and alleged purchase of other warrants. On October 7, 2015, the Company and the other defendants filed with the court a Notice of Motion to dismiss the complaint. On October 12, 2015, the plaintiff voluntarily submitted a notice of dismissal which was signed by the Judge on October 13, 2015 dismissing the action in its entirety.

ITEM 1a – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2015, we issued 1,438,206 shares of common stock and 359,552 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $686,505, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit.

On July 1, 2015, we issued 164,500 shares of common stock to the holders of notes which mature in 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of June 30, 2015.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

The Company's last annual meeting of stockholders was held on November 18, 2014. The Company presently intends to hold an annual meeting of stockholders on June 7, 2016. The time and location of the meeting will be contained in the notice of meeting that will be mailed to stockholders, along with proxy materials for the meeting, in advance of the 2016 annual meeting of stockholders.

Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, some stockholder proposals may be eligible for inclusion in the Company's 2016 proxy statement. Any stockholder proposal under Rule 14a-8 must be submitted, along with proof of ownership of the Company's stock in accordance with Rule 14a-8(b)(2), to the Company's principal executive offices in care of the Company's Secretary by letter to 670 D Enterprise Drive, Lewis Center, Ohio 43035. Failure to deliver a proposal in accordance with this procedure may result in the proposal not being deemed timely received. The Company must receive all submissions no later than the close of business (5:00 p.m. Eastern Time) on January 15, 2016. The Company encourages any stockholder interested in submitting a proposal to contact the Company's Secretary in advance of this deadline to discuss the proposal, and stockholders may find it helpful to consult knowledgeable counsel with regard to the detailed requirements of applicable securities laws. Submitting a stockholder proposal does not guarantee that we will include it in the Company's proxy statement. The Board of Directors reviews all stockholder proposals and will take appropriate action on such proposals.

In addition, under the Company's Bylaws, any stockholder who intends to nominate a candidate for election to the Board or to propose any business at the Company's 2016 annual meeting, other than precatory (non-binding) proposals presented under Rule 14a-8, must give notice to the Company's Secretary by no later than the close of business on April 8, 2016. The notice must include information specified in the Company's Bylaws, including information concerning the nominee or proposal, as the case may be, and information about the stockholder's ownership of, and agreements related to, the Company's stock. The Company will not entertain any proposals or nominations at the annual meeting that do not meet the requirements set forth in the Company's Bylaws. Also, if the stockholder does not also comply with the requirements of Rule 14a-4(c)(2) under the Securities Exchange Act of 1934, as amended, the Company's proxies may exercise discretionary voting authority under proxies that Company's Board of Directors solicits to vote in accordance with their best judgment on any such stockholder proposal or nomination. The Bylaws are available on the SEC's website attached as an exhibit to the Company's Form 8-K filed with the SEC on October 16, 2014. To make a submission or to request a copy of the Company's Bylaws, stockholders should contact the Company's Secretary at the address listed above. Again, the Company encourages stockholders to seek advice from knowledgeable counsel before submitting a proposal or a nomination.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 16, 2015	By:	/s/ Richard MacPherson
Richard MacPherson
Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer (Principal Financial Officer)

