Form 10-K
period 2015-12-31
Midwest Energy Emissions Corp.
filed 2016-03-30
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8,926,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 30, 2016 was 47,358,618.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on June 7, 2016 are incorporated by reference into Part III of this report.

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

In November 2011, MEEC moved its corporate headquarters to Worthington, Ohio and on March 1, 2015 moved its corporate headquarters to 670 D Enterprise Drive, Lewis Center, Ohio 43035. We currently have 12 fulltime employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Regulations and Markets

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

The new MATS rule applies to Electric Generating Units ("EGUs") that are larger than 25 megawatts ("MW") that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, the EPA estimated that there were approximately 1,400 units affected by this new rule, approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power stations. Since this time, we believe that of the 1100 EGUs, as many as 300 have been shuttered, or will soon be shuttered, as a result of this regulation, and due to competitive disadvantage to newer or gas-fired EGUs. We believe the remaining 800-850 EGU's will remain competitive in the power market for the long-term foreseeable future, and make up the large mercury-emissions control market into which we sell.

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

In 2014, we contracted for units with four US utilities, bringing our total of EGUs under contract for MATS to 15 as of year-end 2015. Four of the EGUs that we have under contract were compliant units in 2015. Additional contract awards have been won in 2016, and we expect to make further additions to the number of customer EGUs that use our technologies to achieve compliance with MATS in 2016.

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

In the U.S., we have won contracts on 19 EGU's to date, and expect that we will conduct numerous demonstrations on prospective customer units in the coming years. Our technology has been running on four boilers in the western U.S. where we are fully operational under MATS compliance mercury capture rates of 90%. We expect that our value proposition will be fully demonstrated. It is important for the utility industry to see MEEC fully demonstrating that its patented approach for mercury control at MATS levels of mercury reduction. We feel that further contract wins in 2016 and beyond will come because of the success that utilities will have in complying with MATS with us, versus our competitors offerings, all of which will be evidenced beginning this year when MATS compliance begins.

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

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a model of using Manufacturer Sales Representatives ("Reps") under the leadership of its experienced Vice President of Sales, and a Regional Manager of Sales. These Reps cover the entire country and are highly incentivized on a commission-only basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in the electric utility industry market.

Raw Materials

We buy all the materials needed for our systems and do not manufacture our products or systems. Material components of our proprietary Sorbent Enhancing Additive ("SEATM") Technology are readily available from numerous sources in the market. Our current principal suppliers include companies, some of whom are our major competitors in the mercury control market. When we use PAC as a component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our suppliers. If any of our suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying such replacements.

Competition

Our major competitors in the U.S. and Canada include companies such as Cabot Corporation, Calgon Carbon Corporation, Albemarle Corporation, Carbonxt, Inc., Nalco Company, Novinda Corporation, ADS-ES, Inc. and ADA Carbon Solutions LLC. These companies employ large sales staff and are well established in the market. However, we believe our technology has consistently performed better in mercury removal in operational tests than PAC or BAC injections alone. We believe our technology is superior to offerings of our competitors, and with our experienced team of sales representatives, we believe we can compete effectively in these markets.

Seasonality

Our business is generally not seasonal in nature, although we will experience some regional seasonal declines during holiday periods and some weather-related seasonality.

Backlog

We do not consider backlog to be a significant indicator of the level of future sales activity. In general, we do not manufacture our products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and is not a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

ITEM 1A – RISK FACTORS

In your evaluation of the Company and our business, you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and the other documents we file with the SEC. The following factors describe the risks and uncertainties that we consider significant to the operation of our business, but should not be considered a complete listing of all potential risks and uncertainties that could adversely affect our operating results, financial position or liquidity. Additionally, our business is subject to the same general risks and uncertainties that affect many other companies, such as but not limited to the overall economic conditions, changes in laws or accounting rules, fluctuations in interest and exchange rates or other disruptions of expected economic and business conditions.

Risks Related to our Business

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

The Company currently operates in a single market of mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. In addition, the MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule to the EPA for further consideration, but without vacatur, allowing MATS to remain in effect until the EPA issues a final finding. The EPA has represented that it is on track to issue a final finding by April 15, 2016. In late February 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari. Such request was denied by Chief Justice Roberts on March 3, 2016. On March 18, 2016, such 20 states filed a petition for certiorari with the U.S. Supreme Court to review the D.C. Circuit's decision to remand without vacatur the MATS rule to the EPA. While the Company expects that the issuance by the EPA of its final finding will keep MATS in effect going forward, the Company is unable to predict with certainty when and how the outcome of these complex legal, regulatory and legislative proceedings will affect demand for its products.

The risks associated with technological change may make the Company's products and services obsolete.

The market for new technology in which the Company is involved is characterized by periodic new product introductions and evolving industry standards and regulations. The emerging nature of these products and services with their rapid evolution will require that we continually improve the performance, features, and reliability of our service, particularly in response to possible competitive offerings. There can be no assurance that we will be successful in achieving widespread acceptance before competitors offer products and services with features similar to or better than the Company, but we continue to invest into innovation, while believing that our licensed patent portfolio is defensible within an industry that has high barriers to entry.

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

The Company has a significant amount of convertible debt maturing in 2016. This debt may have conversion prices that are above the stock price on the maturity date. The Company may need to repay these notes and currently, existing cash is not available to meet these obligations.

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

We are reliant upon third-party manufacturers for our materials; any problems they encounter may detrimentally impact our business.

As we do not manufacture any of the chemicals that we use, we are dependent upon key suppliers of our materials, some of whom are also competitors of ours. There can be no assurance that such manufacturers will be reliable in meeting delivery schedules, or that such manufacturers will not experience their own financial difficulties or encounter other problems which could detrimentally impact our business. In the event we need to secure other manufacturers, there can be no assurance that we will be able to secure such arrangements on terms acceptable to the Company.

Our operations are subject to operational risks and have the potential to cause environmental or other damage as well as personal injury, which could adversely affect our business, results of operations and cash flows.

Our operations involve safety, health and environmental risks. Mercury removal from power plant emissions involve the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our operations entail risks such as leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. If operational risks materialize, they could result in injury or loss of life, damage to the environment or damage to property. Although we maintain insurance coverage, in the event we incur substantial loss or liabilities and our insurance does not cover such losses or liabilities adequately or at all, our business, results of operations and cash flows may be materially and adversely affected. In addition, the occurrence of any of such losses or liabilities could harm our reputation.

We are dependent on key customers. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.

Our customers are concentrated, so the loss of one or more key customers or a material reduction in business performed for them, could significantly harm our business. In addition, there can be no assurance that such customers will not experience financial difficulties or other problems which could delay such customers in paying for product and services on a timely basis or at all. Any problems with such customers can be expected to have a material adverse impact on our results of operations and financial condition.

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

Our lack of diversification increases the risk of an investment in the Company.

Our business lacks significant diversification and is dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate that we would if our business were more diversified, enhancing our risk profile.

We may not be able to properly manage our potential growth.

Since we have a limited operating history, any significant growth will place considerable strain on our financial resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employees and maintain close coordination among our technical, accounting, finance, marketing, sales and other staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could detrimentally impact our business.

Maintaining and improving our financial controls may strain our resources and divert management's attention.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

In our efforts to raise capital through the sale of restricted stock and convertible debt, dilution could be significant.

The best mechanisms we have used to raise money have been to sell restricted stock or convertible notes, while issuing warrants, to qualified investors. Raising capital in this manner is dilutive to current shareholders and the dilution could be substantial. We currently have 47,358,618 shares outstanding of a total of 150,000,000 shares authorized by the Company, and under Treasury Method of Accounting, we have approximately 110,993,000 fully diluted shares outstanding as of March 30, 2016.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, pursuant to the terms of our financing agreement with AC Midwest Energy, LLC, we are prohibited from issuing dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.

The trading price of our common stock may be volatile.

The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe a number of registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

The trading market for securities quoted on the OTCQB is less liquid.

Our common stock currently trades on the OTCQB. The trading market for securities of companies quoted on the OTCQB or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange. The quotation of our shares on the OTCQB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Potential future sales pursuant to Rule 144.

Many of the shares of our common stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act of 1933, as amended. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

Our common stock may be characterized as a "penny stock" under applicable SEC regulations.

Our common stock may be characterized as "penny stock" under SEC regulations. As such, broker-dealers dealing in our common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer has approved the proposed purchaser's account for transactions in penny stocks and has received from the purchaser an agreement to the transaction setting forth the identity and quantity of the common stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker-dealer must obtain from the person information concerning the person's financial situation, investment experience and investment objectives, and reasonably determine that transactions in penny stocks are suitable for the person. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell his, her or its shares at any given time.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – PROPERTIES

MEEC leases its corporate headquarters facility in Lewis Center, Ohio. The lease for this facility expires in February 2017.

MEEC pays for the lease of a 3,800 square feet warehouse near a commercial customer in Centralia, Washington on a month to month basis.

MEEC pays for the lease of a 20,000 square feet warehouse in Corsicana, Texas. The lease for this facility expires in June 2020.

MEEC leases office space in Grand Forks, North Dakota. The lease for this facility expires in August, 2018.

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

		Common Stock Price
2015		High	Low
First Quarter Ended	March 31	$0.70	$0.40
Second Quarter Ended	June 30	$0.83	$0.25
Third Quarter Ended	September 30	$0.49	$0.25
Fourth Quarter Ended	December 31	$0.63	$0.33

2014		High	Low
First Quarter Ended	March 31	$2.63	$0.59
Second Quarter Ended	June 30	$1.73	$1.05
Third Quarter Ended	September 30	$1.25	$0.85
Fourth Quarter Ended	December 31	$1.00	$0.45

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K.

During the year ended December 31, 2015, the Company and holders of certain convertible promissory notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. As of December 31, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. As of December 31, 2015, total principal of $357,483 was outstanding on these notes to the remaining note holders that did not convert.

Share Repurchase Program

Midwest Energy Emissions Corp. purchased no equity securities during year ended December 31, 2015 and has no program in place to buy any equity securities.

Holders

As of December 31, 2015, there were 473 registered stockholders of Midwest Energy Emissions Corp.'s common stock.

Dividends

Midwest Energy Emissions Corp. has not declared any dividends to date and has no current plan to do so in the foreseeable future. Pursuant to the terms of the Company's financing agreement with AC Midwest Energy, LLC, the Company is prohibited from issuing dividends.

Transfer Agent

The Transfer Agent and Registrar for the Company's common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2015, with respect to each equity compensation plan under which the Company's common stock is authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )
Equity compensation plans approved by security holders, terminated	385,458	$10.83	0

Equity compensation plans approved by shareholders	5,835,000	0.79	1,665,000

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Midwest Energy Emissions Corp. (the "Company", "we", "us" and "our") develops and deploys patented, proprietary technologies to remove mercury emissions from coal-fired power plants. The U.S. EPA MATS (Mercury and Air Toxics Standards) rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. MATS, along with many state and provincial regulations, form the basis for mercury emission capture at coal fired plants across North America. Under the MATS regulation, Electric Generating Units ("EGUs") are required to remove about 90% of the mercury from their emissions. We believe that we continue to meet the requirements of the industry as a whole and our technologies have been shown to achieve mercury removal levels compliant with all state, provincial and federal regulations at a lower cost and with less plant impact than our competition.

As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay us periodically (monthly or as material is delivered), based on their actual use of our injected material. Clients will use our material whenever their EGUs operate, although EGUs are not always in operation. EGUs typically may not be in operation due to maintenance reasons or when the price of power in the market is less than their cost to produce power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule to the EPA for further consideration, but without vacatur, allowing MATS to remain in effect until the EPA issues a final finding. The EPA has represented that it is on track to issue a final finding by April 15, 2016. In late February 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari. Such request was denied by the Chief Justice of the U.S. Supreme Court on March 3, 2016. On March 18, 2016, such 20 states filed a petition for certiorari with the U.S. Supreme Court to review the D.C. Circuit's decision to remand without vacatur the MATS rule to the EPA. While the Company expects that the issuance by the EPA of its final finding will keep MATS in effect going forward, the Company is unable to predict with certainty the outcome of these proceedings and legal challenges.

As we look to 2016 and beyond, we remain focused on positioning the Company for short and long-term growth. As described below, we achieved a substantial increase in revenues in 2015 compared to the prior year, which we are encouraged will continue throughout 2016. Although we face a host of challenges and risks and we have not achieved profitability to date, we are optimistic about our prospects and expect our business to continue to grow throughout 2016 and thereafter as the demand for our technologies and services increases.

Results of Operations

2015 was a year spent in preparation for the high volumes of product sales anticipated when our customers begin compliance with MATS while continuing to focus on sales and marketing of our technologies. During the year, the Company deployed resources towards execution on the currently contracted business, commissioned equipment at multiple customer sites, increased our production capacities and completed construction and implementation of a proprietary mobile feeder systems that greatly enhanced our technology-demonstration flexibility. This was all done while the Company adjusted to an environment that saw a large percentage of current, and prospective customers receive in the latter part of 2014, extensions for compliance for MATS until 2016.

Our customer contracts include designing and installing front-end injection equipment for injection of our proprietary front-end product, and in some cases include installation of an additional back-end sorbent injection system. The Company began earning revenues from these installations, as well as on four customer EGU's for MATS compliance, in the second quarter. Revenues on these projects continued through the remainder of the year as well and during the second half of 2015, we experienced significant increases in demand for demonstrations of our technologies. We expect this demand for demonstrations will continue during 2016 as our prospective customers identify challenges they are having with their chosen compliance solution and look for alternative solutions.

Revenues

Sales - We generally achieve revenues from product sales, equipment sales and demonstration and consulting services. We generated revenues of approximately $12,632,000 and $2,794,000 for the years ended December 31, 2015 and 2014, respectively. The increase during the year ended December 31, 2015 was primarily due to revenues from equipment sales of $6,939,000 generated by the completion of nine equipment projects at customer sites. There were no such revenues from equipment sales generated in 2014. Revenues from product sales in the year ended December 31, 2015 increased from 2014 by $2,577,000. These increases are primarily associated with products used during equipment commissioning activities at six customer sites along with ongoing sales to two plants that began MATS compliance in 2015. Product sales in 2014 were associated with testing and demonstrations as customers prepared to comply with state, provincial and federal regulations. These activities continued at many sites in 2015. We believe the increase in revenues which we achieved in 2015 of more than $9,800,000 than the revenues realized in 2014 is a strong indication of the growth we expect going forward to meet our already contracted and future business.

Cost and Expenses

Costs and expenses were $16,321,000 and $9,272,000 during the years ended December 31, 2015 and 2014, respectively. The increase in costs and expenses from the prior year is primarily attributable to the increase in cost of goods sold and operating expenses and was offset by a decrease in stock based compensation in 2015.

Cost of goods sold during the years ended December 31, 2015 and 2014 was $8,630,000 and $1,483,000, respectively. The increase in cost in 2015 is primarily attributable to the cost of equipment sold to customers and recognized as revenue during 2015 as well as the increase in product sales discussed above.

Operating expenses during the years ended December 31, 2015 and 2014 were $1,812,000 and $905,000, respectively. The increase in operating costs from the prior period is primarily attributable to increased labor and technical consulting costs associated with assisting our customers with testing and equipment commissioning being performed at their sites and increased salary and overhead costs associated with an increase in our operations staff from the prior period. During 2015, two customers began full MATS compliance and we invested in infrastructure and staffing to prepare for the rest of our customers entering full compliance during 2016.

License Maintenance Fees were $300,000 and $300,000 for the years ended December 31, 2015 and 2014, respectively. The Company licenses the technologies that it employs through its "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity ("EERCF"). During 2015 and 2014, $300,000 was paid to the EERCF in monthly installments as a license maintenance fee.

Selling, general and administrative expenses were $3,180,000 and $5,518,000 for the years ended December 31, 2015 and 2014, respectively. The decrease in selling, general and administrative expenses during 2015 is primarily attributed to decreases in stock based compensation and is offset by increases in payroll and benefits, and insurance expenses associated with the expansion of our business. Stock based compensationwas $789,000 and $3,319,000 for the years ended December 31, 2015 and 2014, respectively. In 2014, these costs were primarily associated with 4,710,000 stock options issued to directors and employees as compensation and signing bonuses upon hire compared to 2,150,000 stock options issued in 2015.

Settlement charges were $1,335,000 and $0 for the years ended December 31, 2015 and 2014, respectively. These charges in 2015 included warrants valued at $495,000 issued to certain secured promissory note holders to settle certain clauses of their notes and warrants valued at $840,000 issued in conjunction with a waiver of certain covenants in the Company's agreements with its senior lender.

Depreciation and amortization expenses were $391,000 and $387,000 for the years ended December 31, 2015 and 2014, respectively. The increase from the prior periods is attributable to increased amortization of customer acquisition costs and offset by depreciation on equipment held at a customer site in the prior period.

Professional fee expenses were $672,000 and $679,000 for the years December 31, 2015 and 2014, respectively. The decrease in professional fee expenses during 2015 is primarily attributed to costs incurred related to savings realized in the areas of contract review work and SEC compliance and is offset by an increase in professional fees related to the maintenance, expansion and defense of our intellectual property.

Other Income and Expenses

Interest expense related to the financing of capital was $6,214,000 and $2,725,000 during the years ended December 31, 2015 and 2014, respectively. In connection with the change in the conversion terms and repayment of principal per the Amendment with AC Midwest Energy, LLC, and the Company incurred a loss of $2,246,105 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense. During the year ended December 31, 2015 a loss on the change in value of warrant liability of $3,194,000 was recognized. For the year ended December 31, 2014, a gain on the change in value of warrant liability of $4,204,000 was recognized. Also, the Company recognized non-cash inducement expenses of $1,123,000 associated with these conversions of convertible promissory notes during 2015. The conversions took place after the Company negotiated amendments which extended the terms of the notes and adjusted the conversion price.

Net Loss

For the years ended December 31, 2015 and 2014, we had a net loss from operations of approximately $14,262,000 and $5,008,000, respectively. The increased net loss is primarily attributed to (i) increased interest expense; (ii) a non-cash inducement expense associated with these conversions of convertible promissory notes; (iii) a loss on the change in value of convertible notes payable; (iv) non-cash settlement charges incurred to settle certain provisions contained in outstanding convertible promissory notes; (v) loss on the change in value of warrant liability, and; (vi) increased operations expenses incurred offset by decreased stock based compensation expense from the previous year.

Taxes

As of December 31, 2015, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2025.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for income taxes, depreciation, amortization, stock based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

Our use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Adjusted EBITDA may differ from other companies' measure of Adjusted EBITDA. When evaluating our performance, Adjusted EBITDA should be considered with other financial performance measures, including various cash flow metrics, net income and other GAAP results. In the future, we may disclose different non-GAAP financial measures in order to help our investors and others more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net loss	$(14,262)	$(5,008)

Non-GAAP adjustments:
Depreciation and amortization	391	387
Interest	6,214	2,725
State income taxes	41	-
Stock based compensation	789	3,319
Change in warrant liability	3,194	(4,204)
Settlement charges	1,335	-
Debt conversion costs	1,123	-

Adjusted EBITDA	$(1,175)	$(2,781)

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

	Quarter Ended (Unaudited)
	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(in thousands)

Net income (loss)	$(7,138)	$(1,155)	$599	$(6,568)

Non-GAAP adjustments:
Depreciation and amortization	123	103	99	66
Interest	950	906	936	3,422
State income taxes	5	8	8	20
Stock based compensation	177	280	206	126
Change in warrant liability	4,655	(145)	(3,195)	1,879
Settlement charges	1,335	-	-	-
Debt conversion costs	-	161	962	-

Adjusted EBITDA	$107	$158	$(385)	$(1,055)

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of December 31, 2015, our cash and cash equivalents totaled $1,083,000. The high volume product supply revenue that we expected to begin in 2015, has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on eleven units under contract. Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month and we need additional funds for the upcoming maturities of convertible debt of $2,497,000 in 2016. Although we anticipate significant revenues from the sale of products to be used in MATS compliance by customers in 2016, no assurances can be given that the Company can obtain sufficient working capital through operations and financing activities to meet its obligations as they come due. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually which we anticipate being on a trailing twelve month basis by the second quarter of 2016. This break-even target is subject to achieving sales at that level with our expected gross margins. No assurance can be made that we will be able to achieve this target.

Total assets were $7,315,000 at December 31, 2015 versus $15,039,000 at December 31, 2014. The change in total assets is primarily attributable to decreases in cash and inventory and is offset by increases in accounts receivable and property and equipment. $3,000,000 was repaid to AC Midwest Energy, LLC on the balance of their outstanding convertible promissory note during the first quarter of 2015. The decrease in inventory is due to the commissioning and final sale of equipment sold to customers for their use in MATS compliance activities. These long term construction projects began during in 2014 and the last of the current projects in inventory will be completed in the first quarter of 2016. We invested significant capital in our infrastructure during 2015 in preparations for the high volume of business we expect during 2016.

Operating activities used $2,738,000 of cash during the year ended December 31, 2015 compared to $2,964,000 during the year ended December 31, 2014. The decrease in cash used for operating activities is primarily attributable to the increase in sales and realized gross margin during 2015 and is offset by increased operational expenses incurred.

Investing activities used $957,000 and $298,000 during the years ended December 31, 2015 and 2014, respectively. In 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for this increase, as were purchases of additional equipment to be used in demonstrations of our processes at prospective customers.

Financing activities used $2,434,000 during the year ended December 31, 2015 primarily due to the repayment of $3,000,000 of principal of convertible promissory notes and offset by the sale of an additional $600,000 of convertible promissory notes. Financing activities provided $9,965,000 during the year ended December 31, 2014 due to proceeds from the issuance of a convertible promissory note of $10,000,000, equity of $1,050,000 and notes payable of $300,000 which was offset by payments of debt issuance costs of $748,000 and payments on notes payable of $600,000.

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

Going Concern

The accompanying consolidated financial statements as of December 31, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $36,230,000. The Company has convertible notes maturing during 2016 of $1,055,000, and current principal payments due in the third and fourth quarters of 2016 on outstanding long term convertible notes of $1,442,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $1,100,000 mature in 2016. Therefore, success in our fund raising efforts and negotiations with our note holders is critical. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2015 or 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

On November 16, 2015, the Company issued a contingent warrant to purchase up to an additional 5,000,000 shares at $0.35 subject to the same type of adjustments as the previously issued warrants, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender.

As of December 31, 2015, the Company owed Drexel Hamilton, LLC approximately 200,000 warrants as compensation for services rendered. This liability was settled with an amendment to the engagement letter with Drexel on February 19, 2016.

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

Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 85.8%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Year Ended December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2015 and 2014. Midwest Energy Emissions Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 30, 2016

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,083,280	$7,212,114
Accounts receivable	1,150,602	410,950
Inventory	2,715,913	5,784,905
Prepaid expenses and other assets	161,813	140,559
Total current assets	5,111,608	13,548,528

Property and equipment, net	1,243,450	255,330
License, net	58,825	64,707
Prepaid expenses and other assets	4,058	13,799
Customer acquisition costs, net	897,428	1,156,521
Total assets	$7,315,369	$15,038,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,235,162	$1,174,521
Deferred revenue	2,281,760	5,808,301
Convertible notes payable	2,497,114	3,080,376
Customer credits	936,500	936,500
Other current liabilites	-	250,000
Total current liabilities	6,950,536	11,249,698

Convertible notes payable, net of discount and issuance costs	3,175,085	2,438,902
Warrant liability	9,854,400	5,597,011
Accrued interest	169,202	337,999
Equipment notes payable	111,144	-
Total liabilities	20,260,367	19,623,610

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 47,194,118 shares issued and outstanding as of December 31, 2015 40,228,123 shares issued and outstanding as of December 31, 2014	47,194	40,228
Additional paid-in capital	25,008,016	19,113,724
Accumulated deficit	(38,000,208)	(23,738,677)

Total stockholders' deficit	(12,944,998)	(4,584,725)

Total liabilities and stockholders' deficit	$7,315,369	$15,038,885

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Revenues
Product sales	$5,028,184	$2,451,051
Equipment sales	6,939,412	-
Demonstrations and consulting services	664,323	343,155

Total revenues:	12,631,919	2,794,206

Costs and expenses:
Cost of goods sold	8,629,570	1,483,379
Operating expenses	1,812,355	904,914
License maintenance fees	300,000	300,000
Selling, general and administrative expenses	3,180,419	5,518,032
Settlement charges	1,335,394	-
Depreciation and amortization	390,828	387,123
Professional fees	672,269	678,725

Total costs and expenses	16,320,835	9,272,173

Operating loss	(3,688,916)	(6,477,967)

Other income (expense)
Interest expense	(6,213,897)	(2,724,506)
Change in value of warrant liability	(3,194,189)	4,204,189
Debt conversion inducement expense	(1,123,380)	-
State income taxes	(41,149)	(9,273)

Total other income (expense)	(10,572,615)	1,470,410

Net loss	$(14,261,531)	$(5,007,557)

Net loss per common share - basic and diluted:	$(0.32)	$(0.13)

Weighted average common shares outstanding	44,160,298	39,140,243

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2013 THROUGH DECEMBER 31, 2015

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2013	35,299,429	$35,299	$13,789,473	$(18,731,120)	$(4,906,348)

Stock issued for services	161,379	161	196,339	-	196,500

Shares issued per 2013 amended license agreement	1,375,000	1,375	(1,375)	-	-

Stock issued for interest on notes payable	271,555	272	256,215	-	256,487

Stock issued upon debt conversion	639,151	639	359,378	-	360,017

Stock and warrants issued upon conversion of liabilities	346,518	347	380,822	-	381,169

Stock issued upon warrant exercise	6,250	6	7,807	-	7,813

Stock issued upon cashless warrant exercise	1,174,059	1,174	(1,174)	-	-

Sale of stock and warrants, net of issuance costs	954,782	955	1,003,980	-	1,004,935

Issuance of stock options	-	-	3,122,259	-	3,122,259

Net loss for the period	-	-	-	(5,007,557)	(5,007,557)

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

Stock issued for interest on notes payable	335,000	335	161,245	-	161,580

Stock and warrants issued upon debt conversion	6,630,995	6,631	4,448,566	-	4,455,197

Issuance of stock options	-	-	789,087	-	789,087

Warrants to be issued	-	-	495,394	-	495,394

Net loss	-	-	-	(14,261,531)	(14,261,531)

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(38,000,208)	$(12,944,998)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Cash flows from operating activities
Net loss	$(14,261,531)	$(5,007,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	789,087	3,122,259
Stock issued for services	-	196,500
Amortization of license fees	5,882	5,882
Amortization of discount of notes payable	4,030,201	1,052,899
Amortization of debt issuance costs	670,107	413,484
Amortization of customer acquisition costs	259,093	130,979
Depreciation expense	125,853	250,262
Gain (loss) on the change in value of warrant liability	3,194,189	(4,204,189)
Debt conversion inducement expense	1,123,380	-
Noncash settlement charge expense	1,335,394	-
PIK interest	1,324,463	918,435
Change in assets and liabilities
Increase in accounts receivable	(739,652)	(177,091)
Decrease (increase) in inventory	3,068,992	(5,784,905)
Decrease (increase) in prepaid expenses and other assets	(11,513)	(67,687)
(Decrease) increase in accounts payable and accrued liabilities	(125,371)	378,028
(Decrease) increase in deferred revenue	(3,526,541)	5,808,301
Net cash used in operating activities	(2,737,967)	(2,964,400)

Cash flows used in investing activities
Purchase of property and equipment	(956,605)	(297,870)
Net cash used in investing activities	(956,605)	(297,870)

Cash flows from financing activities
Payment of debt issuance costs	(22,688)	(747,969)
Payment of equity issuance costs	-	(45,325)
Proceeds from notes payable	-	300,000
Payments of notes payable	(11,574)	(600,000)
Payments on convertible promissory notes	(3,000,000)	-
Proceeds from the issuance of convertible promissory notes and related warrants	600,000	10,000,000
Proceeds from the issuance of common stock and related warrants	-	1,050,260
Proceeds from the issuance of common stock upon warrant exercise	-	7,813
Net cash (used in) provided by financing activities	(2,434,262)	9,964,779

Net (decrease) increase in cash and cash equivalents	(6,128,834)	6,702,509

Cash and cash equivalents - beginning of period	7,212,114	509,605

Cash and cash equivalents - end of period	$1,083,280	$7,212,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$69,489	$12,007
Taxes	$41,149	$9,273

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$34,250
Equipment purchases included in note payable	$113,718	$-
Accrued sales credits included in customer acquisition costs	$-	$936,500
Non cash debt issuance costs	$76,200	$1,121,500
Non cash discounts on notes payable	$168,000	$8,550,000
Stock issued for interest on notes payable	$161,580	$256,487
Conversion of advances payable to debt	$-	$4,167
Conversion of debt and accrued interest to equity	$3,331,817	$616,504
Conversion of accounts payable and other liabilities to equity	$-	$377,002
Conversion of accrued interest to debt	$1,324,463	$918,435

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains its cash in three accounts with one financial institution, which at times may exceed federally insured limits. Cash equivalents also include restricted cash of $0 and $12,500 as of December 31, 2015 and 2014, respectively.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2015 and 2014, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company's equipment. No impairment charges were recognized for the years ended December 31, 2015 and 2014, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at December 31, 2015 and December 31, 2014 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2015 and 2014 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2015 and 2014 approximated the carrying amount as the notes were issued during the years ended December 31, 2015 and 2014 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2015. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2014	$-
Issuance of warrants	9,801,200
Change in value of warrant liability	(4,204,189)
Balance at December 31, 2014	$5,597,011

Issuance of warrants	1,008,000
Warrants to be issued	55,200
Change in value of warrant liability	3,194,189
Balance at December 31, 2015	$9,854,400

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $897,428 and $1,156,521 on December 31, 2015 and December 31, 2014, respectively. Amortization expense for the years ended December 31, 2015 and 2014 was $259,093 and $130,979, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers of $3,412,871 and $5,808,301 during the years ended December 31, 2015 and 2014, respectively, which relate to the future fabrication, delivery and installation of new equipment. During the year ended December 31, 2015, nine projects totaling $6,939,412 were completed and recognized as revenue. The remaining balance is included as deferred revenue at December 31, 2015 and 2014 and is expected to be recognized as revenue during the year ended 2016 when the equipment is commissioned for use by the customers.

The Company generated revenues of $12,631,919 and $2,794,206 for the years ended December 31, 2015 and 2014, respectively. The Company generated revenue for the years ended December 31, 2015 and 2014 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (ii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company's products during the demonstrations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2015 or 2014. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2012 or state tax examinations for years prior to 2011.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2015 or 2014, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company's cash as of December 31, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the years ended December 31, 2015 and 2014, 100% of the Company's revenue related to eight customers and five customers, respectively. At both December 31, 2015 and 2014, 100% of the Company's accounts receivable related to five and four customers, respectively.

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

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03,Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We have adopted this standard in the current presentation of the Company's consolidated financial statements and required disclosures. By adopting this standard, the Company's balance sheet presentation has changed as certain assets have been reclassified to a liability. The adoption does not alter the accounting for the amortization of debt issuance costs

In June, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11,Inventory (Subtopic 330): Simplifying the measurement of Inventory. The amendments in this ASU require inventory be measured at the lower of cost and net realizable value. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

In February, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-11, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and right-of-use asset at the commencement date for all leases, with the exception of short term leases. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2015 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, negative cash flows from operations and has an accumulated deficit of $38,000,000. The Company has convertible notes maturing during 2016 of $1,055,000, and current principal payments due in the third and fourth quarters of 2016 on outstanding long term convertible notes of $1,442,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Convertible notes with current principal balances of approximately $1,055,000 mature in 2016. Therefore, success in our fund raising efforts and negotiations with our note holders is critical. We are actively seeking sources of additional financing in order to fund our debt repayment obligations and if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to its customers. As of December 31, 2015 and 2014, respectively, costs totaling $2,219,476 and $5,714,905, respectively, were incurred for component purchases and progress billings from subcontractors on projects that have not yet been commissioned for use by our customers. These costs will be recorded as cost of sales at that time. The Company also held product supply inventory valued at $285,067 and $70,000 and other inventory valued at $211,370 and zero as of December 31, 2015 and December 31, 2014, respectively.

Note 5 - Property and Equipment, Net

 Property and equipment at December 31, 2015 and 2014 are as follows:

	December 31	December 31
	2015	2014

Equipment & Installation	$1,159,298	$787,918
Trucking equipment	743,605	168,504
Mixing Equipment	172,749	17,103
Office equipment	27,155	23,941
Computer equipment and software	97,530	88,898
Total Equipment	2,200,337	1,086,364

Less: accumulated depreciation	956,887	831,034
Property and equipment, net	$1,243,450	$255,330

The Company uses the straight-line method of depreciation over 3 to 5 years. During the years ended December 31, 2015 and 2014, depreciation expense charged to operations was $125,853 and $250,262, respectively.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2015 or 2014.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2015 or 2014.

License costs capitalized as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

License	$100,000	$100,000
Less: accumulated amortization	41,175	35,293
License, net	$58,825	$64,707

The Company is currently amortizing its license to use EERCF's patents over their estimated useful life of 17 years when acquired. During the period ended December 31, 2015 and 2014, amortization expense charged to operations was $5,882 and $5,882, respectively. Estimated amortization for each of the next five years is approximately $5,900.

Note 7 - Advances Payable – Related Party

As of December 31, 2014, the Company owed Jay Rifkin a former officer and director of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011 and accrued interest of $31,318 accrued on advances made to the company prior to their conversion to promissory notes of the Company on June 30, 2013. These amounts were accrued in other current liabilities and accrued liabilities on the accompanying consolidated balance sheet at December 31, 2014. On January 2, 2015, the Company entered into a Payment of Debt and Release of Claims Agreement and paid the balance of this debt to Mr. Rifkin.

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of December 31:

	2015	2014

Unsecured convertible promissory notes which had an original term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit.	$357,483	$3,245,499

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	735,293	654,408

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,645,000	1,705,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	9,062,019	10,475,388

Total convertible notes payable before discount	11,799,795	16,080,295

Less discounts	(4,413,119)	(8,275,321)
Less debt issuance costs	(1,714,477)	(2,285,696)

Total convertible notes payable	5,672,199	5,519,278

Less current portion	2,497,114	3,080,376

Convertible notes payable, net of current portion	$3,175,085	$2,438,902

As of December 31, 2015, schedule principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2016	2,497,114
2017	2,921,052
2018	6,381,629
	11,799,795

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the year ended December 31, 2015 and 2014, was $208,676 and $382,838, respectively.

During the year ended December 31, 2015, the Company and holders of these notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. As of December 31, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. As of December 31, 2015, total principal of $357,483 was outstanding on these notes to the remaining note holders that did not convert. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2015 and 2014, was $60,707 and $54,029, respectively. As of December 31, 2015 and 2014, total principal of $520,625 and $463,354, respectively, was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. On July 12, 2013, the Company converted $866,211 of these notes, along with accrued interest of $4,331, into 1,741,084 common stock and 435,271 warrants to purchase shares of common stock (see Note 13). Interest expense for the years ended December 31, 2015 and 2014, was $25,031 and $22,278, respectively. As of December 31, 2015 and 2014, total principal of $214,668 and $191,054, respectively was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, are secured by the company's assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2015 and 2014, was $163,054 and $311,197, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2015 and 2014 on this discount was $152,541 and $231,579, respectively. As of December 31, 2015 and 2014, total principal of $1,645,000 and $1,705,000, respectively, was outstanding on these notes.

On August 14, 2014, the Company and its wholly-owned subsidiary MES, Inc. ("MES, and together with the Company, collectively the "Companies") entered into a financing agreement (the "Financing Agreement") with a newly created independent entity, AC Midwest Energy LLC (the "Lender"). Pursuant to the Financing Agreement, the Company borrowed $10,000,000 from the Lender, evidenced by a convertible note (the "Note") maturing July 31, 2018, secured by all the assets of the Companies. All the indebtedness under the Note is convertible into common stock of the Company at $1.00 per share, subject to the following adjustments: (i) an adjustment of the price per share down to $0.75 per share if the Company fails to generate EBITDA (earnings before taxes, interest, depreciation and amortization) of at least $2,500,000 for calendar year 2015; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the Note, subject to carveouts for certain exempt issuances by the Company. Per an amendment to the Financing Agreement discussed below, the conversion price was adjusted to $0.50 per share and the adjustment to the price per share for failing to generate a certain level of EBITDA was eliminated.

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or "PIK" for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note is secured by the Company's assets. The Note cannot be prepaid without the Lender's consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company's common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Interest expense for the years ended December 31, 2015 and 2014 was $1,052,376 and $475,388, respectively. As of December 31, 2015 and 2014, total principal of $9,062,019 and $10,475,388, respectively, was outstanding on this note.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the "Warrant") to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to adjustments (See Note 14). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC, "Drexel") for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (See Note 14). The Company incurred legal fees and expenses of $169,000 associated with the transaction. The total transaction costs incurred in connection with the issuance of the Note were $1,999,169, including the warrants to Drexel which were valued at $1,251,200 in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model (see Note 10). In connection with the issuance of the Amendment No. 2, the Company issued a five year warrant to the Lender to purchase up to 5,000,000 shares of common stock with an exercise price of $0.35 per share, subject to adjustments (See Note 14).

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

On November 16, 2015, the Companies entered into Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty (the "Amendment No. 2") with the Lender. Pursuant to Amendment No. 2, the Company issued a new Senior Secured Convertible Note of $600,000 ("First New Note") purchased by the Lender. In addition, Amendment No. 2 allows for two additional Senior Secured Convertible Notes totaling up to $1,400,000 (which together with the First New Note are referred to herein as the "New Notes") to be purchased by Lender during 2016 subject to certain conditions being met by both parties. All the indebtedness under the New Notes shall be convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the New Notes, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the New Notes. As of January 31, 2016, the Company's right to sell one additional New Note for $400,000 expired. In connection to Amendment No. 2, the Company owed Drexel approximately 200,000 warrants and $21,000 as compensation for services rendered. This liability was settled with an amendment to the engagement letter with Drexel on February 19, 2016 and (see Note 16). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200. These costs were recorded as debt issuance costs.

Note 9 - Equipment Notes Payable

On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.

Note 10 - Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 14 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 14 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2014, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,597,011 and a gain for the change in value of the liability of $4,204,189 was recognized. As of December 31, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,872,000 and a loss for the change in value of the liability of $2,274,989 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $0.33 and $0.61, a risk free treasury rate for 0.92% and 1.10% and an expected volatility rate of 85.8% and 72.8 at December 31, 2015 and December 31, 2014, respectively.

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company's common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 14 for the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,008,000. $840,000 of this amount was considered a waiver fee and was recorded as a settlement charge. $168,000 was recorded as a discount on notes payable. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,872,000 and a loss for the change in value of the liability of $864,000 was recognized.

In connection to Amendment No. 2, the Company owed Drexel approximately 200,000 warrants as compensation for services rendered. This liability was settled with an amendment to the engagement letter with Drexel on February 19, 2016 (see Note 16). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $110,400 and a loss for the change in value of the liability of $55,200 was recognized.

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

For the year ended December 31
2016	$300,000
2017	300,000
2018	300,000
2019	300,000
2020	300,000
Thereafter	1,450,000
$2,950,000

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

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. Rent is $1,378 per month for months two through thirteen. This lease was renewed for 12 months in November 2015. Rent is $1,396 for months for months fourteen through twenty-five.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the year ended December 31
2016	88,468
2017	77,792
2018	65,000
2019	45,000
2020	22,500
Thereafter	-
$298,760

Rent expense was approximately $135,000 and $92,000 for the years ended December 31, 2015 and 2014, respectively.

Fixed Price Contract

The Company's multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the Company's consolidated financial statements.

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

From April 21, 2014 to May 8, 2014, the Company sold securities to unaffiliated accredited investors totaling $1,050,260. The securities consist of units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase one shares of common stock of the Issuer at an exercise price of $1.10 per share. The price of each unit was $1.10 and 954,782 units were sold.These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. As of February 19, 2016, pursuant to the terms of the warrants issued, the exercise price has been reset to $0.87 due to dilutive issuances made by the Company subsequent to the issuance of these warrants.

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

On June 16, 2014, the Company entered into a Debt Conversion Agreement with Richard MacPherson, the current CEO and a director of the Company ("MacPherson"), 3253517 Nova Scotia Limited (the "Nova Scotia Company") and Eastern Emissions Consultants Incorporated ("Eastern Emissions"). MacPherson is the controlling principal of both the Nova Scotia Company and Eastern Emissions. Pursuant to the Debt Conversion Agreement, the amount of $381,169 (the "MacPherson Debt") due and owing to MacPherson and Eastern Emissions was converted into 346,518 Units of the Company at a conversion price of $1.10 per Unit with each Unit consisting of one share of the Company's common stock, and a five-year warrant to purchase one additional share of common stock at an exercise price of $1.10 per share. The MacPherson Debt consisted of (i) $4,167 of remaining principal owing to MacPherson from a prior debt due to MacPherson for advances payable, most of which was converted into equity of the Company in 2013; (ii) $216,502 of accrued interest owing to MacPherson on such prior advances; (iii) $10,500 owing to MacPherson for certain truck rental fees incurred in 2011; and (iv) $150,000 owing to Eastern Emissions for unpaid consulting fees through December 31, 2013 under a Consulting Agreement between the Company and Eastern Emissions entered into as of January 10, 2012. The Units acquired by the Nova Scotia Company have the same terms as the units recently sold to certain accredited investors in a private placement. As of February 19, 2016, pursuant to the terms of the warrants issued, the exercise price has been reset to $0.87 due to dilutive issuances made by the Company subsequent to the issuance of these warrants.

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

From April 28, 2015 through September 30, 2015, the Company issued 6,474,703 shares of common stock and 1,618,680 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $3,237,370, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $1.00 per share with a conversion ratio equal to $0.50 per unit. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75.

On May 8, 2015, the Company issued 103,527 shares of common stock upon the conversion of a note with principal totaling $50,000 and accrued interest of $1,764, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On July 1, 2015, the Company issued 164,500 shares of common stock to the holders of notes which mature in 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of June 30, 2015.

Note 13 - Stock Based Compensation

Effective July 20, 2005, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the "2005 Plan"). The 2005 Plan reserves approximately 136,364 post Reverse Stock Split shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the 2005 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2005 Plan are subject to a vesting period determined at thedate of grant.

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

A summary of stock option activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2013	385,458	10.83	4.2	-
Grants	4,710,000	0.95	4.5	-
Cancellations	-	-	-	-
December 31, 2014	5,095,458	1.70	4.5	-

Grants	2,150,000	0.55	4.6	-
Cancellations	(525,000)	-	-	-
December 31, 2015	6,720,458	1.35	3.7	-

Options exercisable at:
December 31, 2014	3,095,458	2.31	4.5	-
December 31, 2015	3,420,458	2.05	3.3	-

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 85.8%, and a risk free interest rate of 3%.

On January 1, 2014, the Company granted nonqualified stock options to acquire 250,000 shares each of the Company's common stock to James Trettel and Keith McGee. The options granted are exercisable at $0.595 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model these options were valued at $224,850 in accordance with FASB ASC Topic 718.

On January 30, 2014, the Company granted the following nonqualified stock options to acquire an aggregate of 1,140,000 shares of the Company's common stock under the Company's Equity Plan:

Alan Kelley	500,000
John Norris	150,000
Rich Gross	100,000
Marc Sylvester	250,000
Jay Rifkin	105,000
Chris Greenberg	35,000
1,140,000

The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $1,963,825 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company. Per the terms of the option issued, Mr. Rifkin's stock options were terminated on February 7, 2016.

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

On May 1, 2014, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Chris Greenberg, Jay Rifkin and John Norris, each then a director of the Company, under the Company's Equity Plan. Mr. Greenberg remains a director of the Company. The options granted are exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $85,122 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company. Per the terms of the option issued, Mr. Rifkin's stock option was terminated on February 7, 2016.

On May 1, 2014, the Company issued nonqualified stock options to acquire 10,000 shares each of the Company's common stock to Chris Greenberg and Jay Rifkin and nonqualified stock options to acquire 25,000 shares of the Company's common stock to John Norris, each then a director of the Company, under the Company's Equity Plan. Mr. Greenberg remains a director of the Company. The options are granted and exercisable at $1.49 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $51,073 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company. Per the terms of the option issued, Mr. Rifkin's stock option was terminated on February 7, 2016.

On September 1, 2014, the Company granted nonqualified stock options to acquire 500,000 shares of the Company's common stock to Keith McGee. The options granted are exercisable at $1.15 per share, representing the fair market value of the common stock as of the date of grant. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $353,683 in accordance with FASB ASC Topic 718. On August 14, 2015, Mr. McGee resigned from the Company. Per the terms of the option issued, Mr. McGee's stock option was terminated on November 12, 2015.

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

On October 9, 2014, per an agreement that the Company entered into with Bristol Institutional Relations, the Company issued 50,000 shares of common stock.The shares were valued at $44,000.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company's common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which was issued on November 16, 2015, in each case pursuant to the terms of the Company's 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 and $0.45 per share, respectively, representing the fair market value of the common stock as of the date of grant. These options are to vest two years and one year after the original grant dates, respectively, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 and $200,360, respectively in accordance with FASB ASC Topic 718. Compensation expense for the years ended December 31, 2015 and 2014 on the issued options was $480,218 and $56,898, respectively.

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

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $46,907.

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, each then a director of the Company, under the Company's Equity Plan. Messrs. Greenberg and Johnson remain directors of the Company. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. Compensation expense for year ended December 31, 2015 on the issued options was $20,605. On November 9, 2015, Jay Rifkin resigned as a director of the Company, and his stock option was terminated.

On May 4, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Jay Rifkin and Brian Johnson, nonqualified stock options to acquire 50,000 shares of the Company's common stock to Chris Lee and nonqualified stock options to acquire 75,000 shares of the Company's common stock to Chris Greenberg, each then a director of the Company, under the Company's Equity Plan. Other than Mr. Rifkin, each remains a director of the Company. The options are granted and exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $74,991 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $74,991. On November 9, 2015, Jay Rifkin resigned as a director of the Company. Per the terms of the option issued, Mr. Rifkin's stock option was terminated on February 7, 2016.

On August 14, 2015, pursuant to an agreement for separation and release effective on that date, the Company issued a five year, fully vested stock option to purchase 100,000 shares of common stock to Keith McGee. The options granted are exercisable at $0.37 per share, representing the fair market value of the common stock as of the date of grant. Based on a Black-Sholes valuation model, these options were valued at $24,050 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $24,050.

On September 11, 2015, the Company issued nonqualified stock options to acquire 250,000 shares each of the Company's common stock to James Trettel and Marc Sylvester under the Company's Equity Plan. The options are granted and exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $122,690 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $122,690.

On December 23, 2015, the Company issued nonqualified stock options to acquire 50,000 shares of the Company's common stock to Richard Gross under the Company's Equity Plan. The options are granted and exercisable at $0.59 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $19,626 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $19,626.

Note 14 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 72.4%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

On April 21, 2014, the Company entered into an amended and restated letter agreement with ViewTrade Securities Inc. to act as a placement agent for the Company in connection with its private placement offering that was opened on March 19, 2014. Pursuant to this agreement, the Company agreed to issue cashless warrants with an exercise period of five years to ViewTrade entitling ViewTrade to acquire an amount equal to 8% of the shares of common stock sold to investors that are introduced to the Company by ViewTrade. On May 8, 2014, the Company issued ViewTrade cashless warrants with a term of five years to purchase 2,000 shares of common stock with an exercise price of $1.10 per share as compensation for the shares of common stock sold to such investors. The agreement was terminated on May 14, 2014. As of February 19, 2016, pursuant to the terms of the warrants issued, the exercise price has been reset to $0.87 due to dilutive issuances made by the Company subsequent to the issuance of these warrants.

On August 14, 2014, in connection with the issuance of the Note to Lender (see Note 8), the Company issued the Lender a five year warrant (the "Warrant") to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the following adjustments: (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company. At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender's number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender. Per an amendment to the Financing Agreement on March 16, 2015, the purchase price per share was adjusted to $0.50 per share and the purchase price adjustment should the Company fail to meet certain EBITDA levels was eliminated. Per the weighted average anti-dilution adjustment provision, the number of shares to be purchased with warrant has increased to 12,743,728 shares as of December 31, 2015 due to dilutive issuances made subsequent to the issuance of these warrants.

On August 14, 2014, the Company issued to Drexel, the placement agent for the Financing Agreement (see Note 10) (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. Per the weighted average anti-dilution adjustment provision, the number of shares to be purchased with warrant has increased to 994,862 shares and 1,002,231 shares, respectively, as of December 31, 2015 due to dilutive issuances made subsequent to the issuance of these warrants. Per an amendment of the Company's agreement with Drexel, the purchase price of both of these warrants was decreased to $0.35.

On November 16, 2015, In connection with entering into Amendment No. 2 with the Lender, the Company issued a five year contingent warrant to the Lender to purchase up to 5,000,000 shares of common stock with an exercise price of $0.35 per share, subject to adjustment in a manner similar to the adjustments on the New Notes, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender as described Note 8. At issuance of this warrant, the Lender shall be entitled upon any exercise of the warrant to a number of shares of common stock in an amount at least equal to 4.32% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 4.32% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender's number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 4.32% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender.

On February 16, 2016, the Company entered into a 2013 Noteholder Modification Agreement (the "Noteholder Modification Agreement") with each of the investors (through their designated Note Agent) of certain secured promissory notes issued by the Company in 2013 (the "2013 Secured Notes"). Such 2013 Secured Notes contain a most favored nations clause ("MFN") which provides that following the Company's completion of an equity or equity-linked new financing (each a "New Financing"), the Company shall provide each of the holders of the 2013 Secured Notes (the "Holders") written notice thereof and a 60 day period in which to exchange the 2013 Secured Notes at a value equal to the outstanding principal balance plus accrued outstanding interest into the same securities as issued in the New Financing. Pursuant to the Noteholder Modification Agreement, which was entered into in order to resolve the differences between the parties as to the applicability of the MFN provision to the Second Amended Financing Agreement, the Company (i) agreed that the exercise price for each share of common stock purchasable with respect to the 2013 Warrants held by currently outstanding Holders be reduced to $0.35 per share of common stock (resulting in the exercise price being reduced for 2013 Warrants exercisable for 3,290,000 shares), and (ii) agreed to issue to such currently outstanding Holders of 2013 Secured Notes in the aggregate warrants to purchase up to 1,600,000 shares of common stock at $0.35 per share, exercisable at any time on or before November 15, 2020. In addition, the Noteholder Modification Agreement provided additional carveouts to the applicability of the MFN provision to certain other transactions in the future as described therein. The warrants are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $495,394 in accordance with FASB ASC Topic 718 and this cost was recorded as settlement charge expense during the year ended December 31, 2015. These warrants are not included in the table of outstanding common stock warrants below.

On February 19, 2016, the Company issued to Drexel pursuant to an amendment to its engagement agreement a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share. The warrant is subject to adjustments similar to the Warrant issued to the Lender on November 16, 2014. Approximately 200,000 of these warrants were owed to Drexel as of December 31, 2015 for services rendered. These warrants are not included in the table of outstanding common stock warrants below.

The following table summarizes information about common stock warrants outstanding at December 31, 2015:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364		0.36	$3.30	11,364	$3.30
1.25	26,302		0.67	1.25	26,302	1.25
1.00	1,642,680		1.44	1.00	1,642,680	1.00
0.87	1,303,300		3.36	0.87	1,303,300	0.87
0.65	515,000		2.83	0.65	515,000	0.65
0.50	12,743,728	*	3.62	0.50	12,743,728	0.50
0.48	577,750		2.77	0.48	577,750	0.48
0.35	8,887,093	*	3.82	0.35	8,887,093	0.35
$0.50 - $3.30	25,707,217		3.50		25,707,217

Note * All warrants exercisable at $0.50 and 5,597,093 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 15 - Tax

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2015	2014
Computed tax at the federal statutory rate of 34%	$(4,849,000)	$(1,703,000)
Return to provision adjustment	-	420,000
Debt discounts	3,399,000	(1,010,000)
Other	10,000	7,000
Valuation allowance	1,440,000	2,286,000
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

	2015	2014
Deferred tax assets:
Accrued Compensation	$2,907,000	$2,638,000
Net operating loss carryforwards	8,303,000	7,185,000
Property and equipment	(3,000)	38,000
Other	62,000	-
Valuation Allowance	(11,269,000)	(9,861,000)

Det deferred tax assets	$-	$-

For the years ended December 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company had approximately $24,421,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

The Company's effective income tax rates for the years ended December 31, 2015 and December 31, 2014, respectively are different than what would be expected if the statutory rate were applied to net income before income tax expense primarily because of non-deductible change in the fair value of the warrant liability, expense charges in connection with various non-cash financing transactions and other permanent differences.

Note 16 - Subsequent Events

On January 1, 2016, the Company issued 164,500 shares of common stock to the holders of notes with a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2015.

On January 28, 2016, the Company entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the "Third Amended Financing Agreement") with Lender, pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the "Letter of Credit") to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company's performance under its contract with such customer.

Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit (the "Letter of Credit Fee") payable on the last day of each calendar month. In addition, and in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to AC Midwest (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the "Third Warrant"), and (ii) a Senior Secured Letter of Credit Note (the "LC Note") to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company's then outstanding shares of capital stock on a fully diluted basis.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Report of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain "disclosure controls and procedures," which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2015, the Company's disclosure controls and procedures were ineffective.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO). The Company has not adopted the new framework due to its size and limited resources available for developing an internal control program compliant with the new framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2015. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company's reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management's report in this annual report.

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2015, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

Our management team is taking immediate action to remediate the material weaknesses disclosed above, including:

•	Hiring a full-time Controller as well as additional administrative personnel with the goal of creating a an effective internal control system with the necessary segregation of duties;

•	Engaging additional resources to evaluate and write the necessary policies;

•	Providing increased training on our internal controls and procedures, including these remedial measures, to our current and new personnel.

The aforementioned assumes that we are able to secure sufficient additional working capital. While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2016.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2015 and 2014

Consolidated Statements of Operations for Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto

(3)	Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date
3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/15
3.2	Amended and Restated By-laws		8-K	10/16/14
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/12
10.2	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/12/13
10.3	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/12/13
10.4	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/12/13
10.5	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013		8-K	12/20/13

10.6	Amendment No. 5 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated August 14, 2014		10-Q	11/14/14
10.7	Employment Letter Agreement between Richard H. Gross and Midwest Energy Emissions Corp. dated August 10, 2015*	☒
10.8	Amended and Restated Employment Agreement between Marcus A. Sylvester and Midwest Energy Emissions Corp. dated March 1, 2013*		10-K	03/13/13
10.9	Employment Agreement between Jim Trettel and Midwest Energy Emissions Corp. dated January 1, 2014*		10-K	03/20/15
10.10	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014*		8-K	11/20/14
10.11	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and R. Alan Kelley dated January 1, 2014*	☒
10.12	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Johnny F. Norris, Jr. dated January 1, 2014*	☒
10.13	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Marcus A. Sylvester dated January 1, 2014*	☒
10.14	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Richard H. Gross dated January 1, 2014*	☒
10.15	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended*	☒
10.16	Form of Option Award Agreement *		8-K	02/05/14
10.17	Financing Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and the AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/14
10.18	Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/14
10.19	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/14
10.20	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/14
10.21	Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy, LLC dated August 14, 2014 dated as of August 14, 2014		10-Q	11/14/14
10.22	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		10-Q	11/14/14
10.23	Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of March 16, 2015		10-K	03/20/15
10.24	Amendment No. 1 to Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of March 16, 2015		10-K	03/20/15
10.25	Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of November 16, 2015		8-K	11/20/15
10.26	Warrant for 5,000,000 shares issued to AC Midwest Energy LLC dated as of November 16, 2015		8-K	11/20/15
10.27	Amendment No. 1 to Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy LLC dated as of November 16, 2015		8-K	11/20/15
10.28	Amendment No. 3 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of January 28, 2016		8-K	02/03/16
10.29	Warrant for 2,000,000 shares issued to AC Midwest Energy LLC dated as of January 28, 2016		8-K	02/03/16
10.30	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/16
14.1	Code of Ethics		10-K	03/20/15
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ____________

* Compensation-related Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: March 30, 2016	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson
Richard MacPherson	President, Chief Executive Officer	March 30, 2016
and Director (Principal Executive
Officer)

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer	March 30, 2016
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Chris Greenberg
Chris Greenberg	Chairman of the Board and Director	March 30, 2016

/s/ Brian L. Johnson
Brian L. Johnson	Director	March 30, 2016

/s/ Christopher J. Lee
Christopher J. Lee	Director	March 30, 2016

