Form 10-K/A
period 2015-12-31
Midwest Energy Emissions Corp.
filed 2016-04-29
CIK 728385

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to our annual report on Form 10-K for the year ended December 31, 2015 (the "Original Report"), filed with the Securities and Exchange Commission ("SEC") on March 30, 2016, to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

This information was previously omitted from the Original Report in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after a company's fiscal year end. The Company is filing this Amendment to add this information because the definitive proxy statement containing this information will not be filed before that date. The Company has determined to reschedule its 2016 Annual Meeting of Stockholders from its originally scheduled date of June 7, 2016 to August 9, 2016. As such, the Company hereby amends Items 10, 11, 12, 13, and 14 of Part III of the Original Report by deleting the text of such Items 10, 11, 12, 13, and 14 in their entirety and replacing them with the information provided below under the respective headings. As a result of this Amendment, the Company is also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed. Therefore, this Amendment should be read in conjunction with the Original Report and any other filings with the SEC.

2

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation. Officers are elected annually by the Board of Directors to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Name	Age	Present Position and Offices	Director of the Company Since
Richard MacPherson	61	President and Chief Executive Officer, Director	2011
Christopher Greenberg	50	Chairman of the Board, Director	2013
Brian L. Johnson	40	Director	2014
Christopher J. Lee	35	Director	2015
Richard H. Gross	45	Vice President and Chief Financial Officer	-
John Pavlish	57	Senior Vice President and Chief Technology Officer	-
Marcus A. Sylvester	54	Vice President of Sales	-
James Trettel	47	Vice President of Operations	-

Richard A. MacPherson has been a Director of the Company since June 2011 and has served as President and Chief Executive Officer of the Company since March 2015. Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company's technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Christopher Greenberg has been a Director of the Company since June 2013 and Chairman of the Board since December 2014. Mr. Greenberg is a founder of, and since 2003, has been the Chief Executive Officer of Global Safety Network, Inc., a company which provides employment screening and safety compliance services. He is also the owner of multiple Express Employment Professionals franchises located in North Dakota, South Dakota and Florida. Express Employment Professionals is a staffing agency that provides full time and temporary job placement, human resources services and consulting. Mr. Greenberg is a highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 19 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization's critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings. Mr. Greenberg is a current board member for The Dental Service Corporation of North Dakota and the Energy & Environmental Research Center Foundation located on the University of North Dakota.

Brian L. Johnson has been a Director of the Company since December 2014. Since February 2011, Mr. Johnson has been Chief Executive Officer of Choice Financial Group, a financial institution offering full-service bank, insurance, and investments options. Choice is a $1.1 billion locally owned community bank with 19 locations in North Dakota and one in Minnesota and has about 205 employees. Mr. Johnson has been with Choice Financial Group since 1999 and has held the positions of President of the bank's Walhalla, North Dakota, location; Market President for the bank's two locations in Grand Forks, North Dakota; Chief Credit Officer; and COO. He is also a member of the company's Board of Directors, Senior Credit Committee and Compensation Committee. Mr. Johnson is a native of Walhalla, North Dakota, and graduated from the University of Jamestown with a Business Management and Economics degree. Mr. Johnson has served on various boards including the Chamber of Commerce and Regional Economic Development. In March 2011, the Federal Reserve Bank of Minneapolis named him to its Community Depository Institutions Advisory Council of the Ninth District. In 2013, he was named Chairman of the Board and meets semiannually with the Federal Reserve Board of Governors on economics and banking.

Christopher J. Lee has been a Director of the Company since February 2015. Since July 2014, Mr. Lee has served as the Chief Financial Officer of Butler Machinery Company, a regional dealer of top-quality heavy construction equipment and agriculture equipment with locations in North Dakota, South Dakota and Nebraska. From January 2004 to July 2014, Mr. Lee was an accountant with Eide Bailly, LLP, a public accounting firm with 26 offices in 12 states, and was a partner of the firm from May 2012 to July 2014. In 2003, Mr. Lee graduated from North Dakota State University with a Bachelor's Degree in Accounting. Mr. Lee is a Certified Public Accountant (CPA) and Chartered Global Management Accountant (CGMA).

Richard H. Gross has been Vice President and Chief Financial Officer of the Company since October 2011. Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for Columbus Ohio area companies until October 2011. Mr. Gross has held CFO and CPA roles for over 15 years. In his most recent position as CFO at S&G Manufacturing Group, a provider of design, engineering, fabrication and installation solutions to diverse industries including food service, healthcare and retail(June 2009 to October 2011), Mr. Gross' involvement was instrumental in turning around the company's profitability. He successfully devised and implemented internal changes to adjust both the size of the company as well as its processes during a corporate restructuring effort. Prior to his position with S&G Manufacturing Group, Mr. Gross was the Associate Vice President of Business Development at JMAC, Inc., a private equity firm (April 2006 to March 2009), as well as the Controller for the Columbus Blue Jackets, a professional ice hockey team (June 2000 to April 2006) during its transition from a developmental stage enterprise into a full member of the National Hockey League. Mr. Gross is experienced in successful mergers having provided financial analysis as well as managing their financial negotiations. He began his career as an accountant at a private accounting firm where he performed attestation and tax services for a wide range of private and publicly-listed firms valued up to $1 billion. Mr. Gross has a B.A. degree in Accounting from Otterbein University and became a Certified Public Accountant (CPA) shortly thereafter.

John Pavlish has been Senior Vice President and Chief Technical Officer of the Company since November 2014. Prior to joining the Company, Mr. Pavlish was a Senior Research Advisor and the Director of the Center for Air Toxic Metals at the Energy & Environmental Research Center in Grand Forks, North Dakota. He has over 20 years of mercury-related experience and is regarded as an international expert on the topic of mercury. His primary areas of interest and expertise include research, technical consultation, and development of mercury control technologies, in particular, for coal combustion and gasification systems. He is an inventor of a number of patented mercury control technologies and has years of experience in development and testing of these technologies for commercial application. Over the last 10 years, he has spent much of his time evaluating the efficacy of a number of different mercury control technologies/approaches and their cost-competiveness in the commercial market. Mr. Pavlish also has years of power plant experience and has worked for engineering/consulting company Black & Veatch, where he served as Unit Leader/System Engineer. Mr. Pavlish is a professional engineer, a member of the American Society of Mechanical Engineers, and a member of the Air & Waste Management Association. He serves on numerous professional and technical committees and is a U.S. Representative on the Mercury Emissions from Coal International Experts Working Group on Reducing Emissions from Coal and a member of the United Nations Environment Programme Global Mercury Partnership, Reduction of Mercury Releases from Coal Combustion. Mr. Pavlish has published over 200 papers, articles, and reports on various mercury-related topics and issues.

Marcus A. Sylvester has been Vice President of Sales since August 2011. He is a seasoned professional in business development and sales in the air pollution and control industry for over 20 years. Prior to joining the Company, from December 2005 to August 2011, he was the Western Regional Sales Manager for the Fuel Chem Division, as well as the Western Canada Air Pollution Control Sales Manager of Fuel Tech, Inc., where he was responsible for the development, sales, and implementation of slag mitigation control programs at coal-fired utilities in the Western US and Canada. Prior to Fuel Tech, Mr. Sylvester held various sales and sales management positions over 16 years with Nalco Chemical Company and Johnson Controls. Mr. Sylvester has a B.S. degree in Biology with minors in Chemistry, Military History and Humanities from Utah State University.

James Trettel has been Vice President of Operations since January 2014. Mr. Trettel possesses 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to MEEC. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc., a sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering and holds various state contractors licenses.

There are no family relationships between any of the directors and executive officers of the Company.

Committees

The full Board of Directors acts as an Audit Committee and a Compensation Committee. In addition, the Company's Board of Directors does not have a Nominating Committee. The Board of Directors as a whole functions as the Nominating Committee due to the relatively small size of the Board and the smaller market capitalization of the Company. Therefore, the Board does not have any committee charters.

Financial Experts

The Board of Directors has not appointed any directors as "audit committee financial experts" as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended, insofar that it has no audit committee and is not required to have an audit committee because it is not a listed security.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (the "Code") that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the Code is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp.'s Investor Relations department, 670 D Enterprise Drive, Lewis Center, OH 43035 or (614) 505-6115.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and owners of more than ten percent of the Company's Common Shares ("10% stockholders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

To the Company's knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2015, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except that Richard MacPherson filed two reports late relating to two transactions, each of John Pavlish and Marcus A. Sylvester filed one report late relating to one transaction, and James Trettel filed his initial form of ownership late and filed one report late relating to one transaction.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for each of the Company's last two fiscal years the compensation for the Company's Principal Executive Officer and each of the Company's other two most highly compensated officers:

Name, Position	Year	Salary ($)	Stock Options ($) (5)	All Other Compensation ($) (6)	Total ($)
Richard MacPherson, CEO & President (1)	2015	$170,000	-	202	$170,202
	2014	$-	-	165,000	$165,000
R. Alan Kelley, CEO & President (2)	2015	$140,000	-	9,029	$149,029
	2014	$280,000	861,327	15,010	$1,156,337
John Pavlish, Senior Vice President (3)	2015	$237,500	480,220	62,380	$780,100
	2014	$37,500	56,898	281,561	$375,959
Marcus A. Sylvester, Vice President (4)	2015	$183,954	61,345	7,512	$252,811
	2014	$151,552	430,663	7,512	$589,727

_____________

(1)

Mr. MacPherson was appointed Chief Executive Officer and President in March 2015. While serving in these roles, Mr. MacPherson shall receive an annual base salary equal to $180,000, subject to certain restrictive covenants provided in the Company's financing agreement with its principal lender. Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Prior to his appointment, Mr. MacPherson was serving as a Vice President of the Company since 2011 and received an annual base salary equal to $180,000 in this position. In connection therewith, the Company paid Eastern Emissions Consultants Incorporated, a firm that Mr. MacPherson is the controlling principal and President, $150,000 for such services in 2014.

(2)

Mr. Kelley was appointed Chief Operating Officer and President in November 2011 and became Chief Executive Officer and a Director in June 2013. In March 2015, he resigned from the position of Chief Executive Officer and was a Special Advisor until December 2015. The Company and R. Alan Kelley had entered into an employment agreement. Pursuant to his employment agreement Mr. Kelley agreed to be employed by the Company as President and Chief Operating Officer for a period of three years, subject to renewal by approval of the Board. The agreement was amended to add the duties of Chief Executive Officer as described above. Mr. Kelley received an annual base salary equal to $280,000. As of December 31, 2015, $140,000 of salary remained unpaid. In March 2015, in connection with Mr. Kelley's resignation, the Company and Mr. Kelley entered into an amendment to his employment agreement extending the employment term to December 31, 2015, and provided that Mr. Kelley will be paid a total of $140,000 during 2015. Under his employment agreement, Mr. Kelley was entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Kelley was also entitled to participate in any stock option and incentive plans adopted by the Company.

(3)

Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish have entered into an employment agreement. Pursuant to his employment agreement Mr. Pavlish agreed to be employed by the Company as Senior Vice President. Such employment can be terminated by the Company at any time upon 30 days prior written notice provided that if the Company terminates the employment without cause within two years of the start date (November 16, 2014), the Company will pay the remaining base salary to Mr. Pavlish through the two year period. Pursuant to the agreement, Mr. Pavlish shall receive an annual base salary equal to $300,000. As of December 31, 2015, $62,500 of salary remained unpaid. Under his employment agreement, Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company. In addition, pursuant to the agreement, Mr. Pavlish was issued a five year option to purchase 2,000,000 shares of common stock with an exercise price equal to the fair market value of the Company's common stock on that date ($0.74/share). Also pursuant to the agreement, on November 16, 2015, Mr. Pavlish was issued an additional five year option to purchase 1,000,000 shares of common stock with an exercise price equal to the fair market value of the Company's common stock on that date ($0.45/share). These options will vest in November 2016. Prior to his employment, Mr. Pavlish provided technical consulting services to the Company and was paid $50,000 and $280,000 in 2015 and 2014, respectively, for services performed prior to his appointment.

7

(4)

Mr. Sylvester was appointed Vice President of Sales in August 2011. The Company and Marcus A. Sylvester have entered into an employment agreement. Pursuant to his employment agreement Mr. Sylvester agreed to be employed by the Company as Vice President of Sales for a period of three years, which term may be renewed subject to the approval by the Board. Such three year term ended on February 29, 2016 although Mr. Sylvester continues as Vice President of Sales. Mr. Sylvester shall receive an annual base salary equal to $150,000, sales commissions of up to 5% and for transactions completed and closed directly in relation to his efforts, and a management fee of 1% on certain ongoing sales. The base salary will be reduced if certain commissions and management fees are earned. As of December 31, 2015, $37,500 of salary remained unpaid. Under his employment agreement, Mr. Sylvester shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and yearly structured bonuses, if any, to be reviewed and approved by the Board. Mr. Sylvester shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Mr. Sylvester was issued a five year, fully vested stock option to purchase 250,000 shares of common stock on January 12, 2014 with an exercise price equal to the fair market value of the Company's common stock on that date ($1.20/share). In addition, Mr. Sylvester was issued a five year, fully vested stock option to purchase 250,000 shares of common stock on September 11, 2015 with an exercise price equal to the fair market value of the Company's common stock on that date ($0.42/share).

(5)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the Stock options issued to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
R. Alan Kelley	2015	-	$-
	2014	500,000	$861,327
John Pavlish	2015	1,000,000	$480,220
	2014	2,000,000	$56,898
Marcus A. Sylvester	2015	250,000	$61,345
	2014	250,000	$430,663

(6)	The amounts shown for 2015 and 2014 in the "All Other Compensation" column are comprised of the following:

Name	Year	401k Match	Group Term Life Insurance	Consulting Fees	Total Other Compensation
Richard MacPherson	2015	$-	202	-	$202
	2014	$-	-	165,000	$165,000
R. Alan Kelley	2015	$5,600	3,429	-	$9,029
	2014	$11,200	3,810	-	$15,010
John Pavlish	2015	$9,500	2,880	50,000	$62,380
	2014	$1,500	61	280,000	$281,561
Marcus A. Sylvester	2015	$6,000	1,512	-	$7,512
	2014	$6,000	1,512	-	$7,512

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2015 by each director and executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2015.

Unexercised Options and Stock Grants

Name	Stock Options Exercisable	Exercise Price	Expiration Date
R. Alan Kelley	500,000	$1.20	January 30, 2019
R. Alan Kelley	25,000	$0.50	December 12, 2018
John Pavlish	2,000,000	$0.74	November 16, 2019
John Pavlish	1,000,000	$0.45	November 16, 2020
Marcus A. Sylvester	250,000	$0.42	September 11, 2020
Marcus A. Sylvester	250,000	$1.20	January 30, 2019
Marcus A. Sylvester	25,000	$0.50	December 12, 2018

Retirement and Savings Plan - 401(k)

Since November 1, 2011, the Company has maintained a Retirement and Savings Plan under IRS Code Section 401(k) ("the 401(k) Plan"). The 401(k) Plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) Plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, the Company matches 100% of each participant's salary deferral, for the first 4% of their salary, with a cash contribution. For the year ended December 31, 2015, the Company contributed $53,900 to the 401(k) Plan.

Director Compensation

The following table sets forth information regarding the compensation for 2015 and 2014 of each non-executive member of the Board of Directors during those years:

Name	Year	Fees earned or paid in cash	Option Awards (1)	All Other Compensation	Total
Christopher Greenberg	2015	$-	$39,008	$-	$39,008
	2014	$-	$365,849	$-	$365,849
Jay Rifkin	2015	$-	$17,582	$-	$17,582
	2014	$-	$220,602	$-	$220,602
Brian L. Johnson	2015	$-	$17,582	$-	$17,582
Christopher J. Lee	2015	$-	$21,426	$-	$21,426

(1)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the Stock options issued to the Directors:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	2015	100,000	$39,008
	2014	320,000	$365,849
Jay Rifkin	2015	50,000	$17,582
	2014	140,000	$220,602
Brian L. Johnson	2015	50,000	$17,582
Christopher J. Lee	2015	50,000	$21,426

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. Mr. Rifkin resigned as a director effective November 9, 2015.

Stock Unit Awards

On December 12, 2013, the Company entered into amendments to the employment agreements with each of R. Alan Kelley (former President and Chief Executive Officer), Johnny F. Norris, Jr. (former Chairman of the Board), Marcus A. Sylvester (Vice President of Sales) and Richard H. Gross (Vice President and Chief Financial Officer). Pursuant to the amendments, on January 1, 2014, Mr. Kelley was issued 650,000 stock unit awards, Mr. Norris was issued 1,500,000 stock unit awards, Mr. Sylvester was issued 250,000 stock unit awards and Mr. Gross was issued 100,000 stock unit awards, which awards replaced stock grants in the same denominations that were to have been made on January 1, 2014 provided each Executive was an employee on such date. Such stock units will vest and become non-forfeitable upon the earlier of a change in control of the Company or when the Company has a minimum of $3.5 million in working capital and its cash position equals or exceeds $2.5 million after deducting the amount sufficient to cover all federal, state and local taxes required by law to be withheld with respect to the stock units vesting under the aforesaid awards (the "Withholding Tax Obligation"). Such awards will be for forfeited if the conditions have not been met by January 1, 2017. After the stock units become vested and non-forfeitable, the Company shall distribute to the above named persons the number of shares of common stock equal to the number of stock units that so vested and became non-forfeitable, provided, however, that the Company shall withhold shares of common stock from the stock units in an amount sufficient to cover the Withholding Tax Obligation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of April 20, 2016, by: (a) our directors; (b) each other person who is known by us to own beneficially more than 5% of our outstanding shares of common stock; (c) the executive officers named in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. The percentages in the table are calculated on the basis of the amount of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

Name of Beneficial Owner	Number of Shares	Percent of Class (8)

Richard MacPherson (1)	12,044,614	25.0%

Christopher Greenberg (2)	2,429,000	5.1%

Brian L. Johnson (3)	1,800,000	3.8%

Christopher J. Lee (4)	50,000	*

John Pavlish (5)	937,987	2.0%

Marcus A. Sylvester (6)	775,000	1.6%

Alterna Core Capital Assets Fund II, L.P., et al (7)	38,361,161	44.8%

All Executive Officers and Directors as a Group (8 persons)	19,048,536	38.2%

* Less than one percent of the outstanding shares of common stock of the Company.

____________

(1)

Includes: (a) 10,755,905 shares owned by 3253517 Nova Scotia Limited of which Mr. MacPherson is the sole managing member and 655,059 shares which such entity has the right to acquire upon exercise of warrants; and (b) 506,920 shares owned by Mr. MacPherson personally and 126,730 shares which Mr. MacPherson has the right to acquire upon exercise of warrants. Mr. MacPherson's address is 34 Cedarbank Terrace, Halifax Nova Scotia B3P 2T4, Canada.

(2)

Includes 2,009,500 shares owned by Mr. Greenberg and 420,000 shares which Mr. Greenberg has the right to acquire upon exercise of options. Mr. Greenberg's address is 3590 S. 42nd St., Grand Forks, ND 58201.

(3)	Includes 1,750,000 shares owned by Mr. Johnson and 50,000 shares which Mr. Johnson has the right to acquire upon exercise of options.

(4)	Represents 50,000 shares which Mr. Lee has the right to acquire upon exercise of options.

(5)

Includes 140,250 shares owned by Mr. Pavlish and 797,737 shares owned by StratTech Solutions LLC, a firm owned directly by Mr. Pavlish. Does not include 3,000,000 shares which Mr. Pavlish has the right to acquire upon exercise of options which do not vest until November 16, 2016.

(6)	Includes 250,000 shares owned by Mr. Sylvester and 525,000 shares which Mr. Sylvester has the right to acquire upon exercise of options.

(7)

Based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the "Reporting Persons"), the Reporting Persons may be deemed to be the beneficial owners of an aggregate of 38,361,161 shares of common stock, which includes: (i) 18,427,362 shares issuable upon conversion of certain convertible notes; (ii) 314,596 shares issuable upon conversion of PIK Interest that will accrue on and become payable under the convertible notes within 60 days of the date hereof; (iii) 18,100,000 shares issuable upon exercise of warrants; and (iv) 1,519,203 warrant shortfall shares. The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Harry V. Toll, James C. Furnivall, Eric M. Press, Roger P. Miller and Earle Goldin. The address for the Reporting Persons is 15 River Road, Suite 230, Wilton CT, 06897.

(8)

Applicable percentage ownership is based on 47,358,618 shares of common stock outstanding as of April 20, 2016 plus, each stockholder and any securities that stockholder has the right to acquire within 60 days of April 20, 2016 pursuant options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 20, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2014, the Company owed Jay Rifkin, a former officer and director of the Company, $250,000 for unpaid consulting fees accrued prior to the year ended 2011 and accrued interest of $31,318 accrued on advances made to the company prior to their conversion to promissory notes of the Company on June 30, 2013. These amounts were accrued in other current liabilities and accrued liabilities on the accompanying consolidated balance sheet at December 31, 2014. On January 2, 2015, the Company entered into a Payment of Debt and Release of Claims Agreement and paid the balance of this debt to Mr. Rifkin.

Since January 1, 2015, there has not been, nor is there currently proposed, any other transaction or series of similar transactions to which we were or will be a party required to be disclosed under Item 402 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

The Board of Directors consists of four members. They are Richard MacPherson, Christopher Greenberg, Brian L. Johnson and Christopher J. Lee. Each of Christopher Greenberg, Brian L. Johnson and Christopher J. Lee is an "independent director" as defined by the listing standards of The NASDAQ Stock Market.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., our principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $63,738 and $69,400 for the years ended December 31, 2015 and 2014, respectively.

Audit-Related Fees

We did not incur any fees for the years ended December 31, 2015 and December 31, 2014, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in "Audit Fees."

Tax Fees

For the years ended December 31, 2015 and 2014, we received professional services in the amount of $8,456 and $9,250, respectively, rendered by our principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

We did not incur any other fees for the years ended December 31, 2015 and 2014, for professional services rendered by our principal accountants.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not set any pre-approval policies and procedures as of December 31, 2015.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following documents are filed as part of this Amendment and supplement the exhibits filed and furnished with the Original Report:

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

MIDWEST ENERGY EMISSIONS CORP.

Date: April 29, 2016	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Richard H. Gross
Richard H. Gross
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

