Form 10-Q
period 2016-03-31
Midwest Energy Emissions Corp.
filed 2016-05-16
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

670 D Enterprise Drive, Lewis Center, Ohio	43035
(Address of principal executive offices)	(Zip Code)

(614) 505-6115

(Registrant's Telephone Number, Including Area Code)

 _________________________________________________________________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 47,358,618 outstanding as of May 16, 2016.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption "Risk Factors" in the Company's 2015 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, failure to obtain adequate working capital to execute the business plan and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the three months ended March 31, 2016

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$477,948	$1,083,280
Accounts receivable	1,369,356	1,150,602
Inventory	2,700,692	2,715,913
Prepaid expenses and other assets	135,798	161,813
Total current assets	4,683,794	5,111,608

Property and equipment, net	1,933,574	1,243,450
License, net	57,354	58,825
Prepaid expenses and other assets	-	4,058
Customer acquisition costs, net	1,004,737	897,428
Total assets	$7,679,459	$7,315,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,924,859	$1,235,162
Deferred revenue	2,140,200	2,281,760
Convertible notes payable	3,321,037	2,497,114
Current portion of equipment notes payable	27,928	20,979
Customer credits	936,500	936,500
Total current liabilities	8,350,524	6,971,515

Convertible notes payable, net of discount	3,241,110	3,175,085
Warrant liability	7,641,000	9,854,400
Accrued interest	75,875	169,202
Equipment notes payable	124,546	90,165
Total liabilities	19,433,055	20,260,367

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
47,358,618 shares issued and outstanding as of March 31, 2016
47,194,118 shares issued and outstanding as of December 31, 2015	47,359	47,194
Additional paid-in capital	25,290,959	25,008,016
Accumulated deficit	(37,091,914)	(38,000,208)

Total stockholders' deficit	(11,753,596)	(12,944,998)

Total liabilities and stockholders' deficit	$7,679,459	$7,315,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$3,373,311	$243,344

Costs and expenses:
Cost of goods sold	1,918,525	149,689
Operating expenses	564,662	347,170
License maintenance fees	75,000	75,000
Selling, general and administrative expenses	750,103	681,783
Depreciation and amortization	163,924	65,588
Professional fees	185,564	170,245

Total costs and expenses	3,657,778	1,489,475

Operating loss	(284,467)	(1,246,131)

Other income (expenses)
Interest expense	(2,073,144)	(3,422,356)
Letter of credit fees	(42,667)	-
Change in value of warrant liability	3,309,400	(1,878,550)
State income taxes	(828)	(20,495)

Total other income (expenses)	1,192,761	(5,321,401)

Net income (loss)	$908,294	$(6,567,532)

Net income (loss) per common share - basic and diluted:	$0.02	$(0.16)

Weighted average common shares outstanding	47,358,618	40,414,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(38,000,208)	$(12,944,998)

Stock issued for interest on notes payable	164,500	165	103,470	-	103,635

Issuance of stock options	-	-	179,473	-	179,473

Net income (loss) for the period	-	-	-	908,294	908,294

Balance - March 31, 2016	47,358,618	$47,359	$25,290,959	$(37,091,914)	$(11,753,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$908,294	$(6,567,532)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	179,473	125,528
Amortization of license fees	1,471	1,471
Amortization of discount of notes payable	425,870	2,782,346
Amortization of debt issuance costs	167,510	169,664
Amortization of customer acquisition costs	80,916	49,117
Depreciation expense	81,537	15,000
(Gain) loss on the change in value of warrant liability	(3,309,400)	1,878,550
Noncash debt issuance costs	1,096,000	-
PIK interest	231,001	535,690
Change in assets and liabilities
Increase in accounts receivable	(406,979)	(827,394)
Decrease (increase) in inventory	15,221	(1,291,453)
Decrease (increase) in prepaid expenses and other assets	30,073	(13,447)
Increase in accounts payable and accrued liabilities	760,410	70,070
Increase (decrease) in deferred revenue	(141,560)	1,386,950
Net cash provided by (used in) operating activities	119,837	(1,685,440)

Cash flows used in investing activities
Purchase of property and equipment	(725,169)	(512,717)
Net cash used in investing activities	(725,169)	(512,717)

Cash flows from financing activities
Payment of convertible promissory notes	-	(3,000,000)
Net cash used in financing activities	-	(3,000,000)

Net decrease in cash and cash equivalents	(605,332)	(5,198,157)

Cash and cash equivalents - beginning of period	1,083,280	7,212,114

Cash and cash equivalents - end of period	$477,948	$2,013,957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$47,887	$256

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$108,133
Conversion of debt and accrued interest to equity	$-	$42,684
Issuance of common stock as payment of interest on convertible notes payable	$103,635	$104,005
Conversion of accrued interest to debt	$65,567	$535,690
Conversion of accounts receivable to customer acquisition costs	$188,225	$-
Equipment purchases included in notes payable	$46,492	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2016, and results of operations, changes in stockholders' deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended March 31, 2016, as a result of recurring operating losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended March 31, 2016 and 2015, respectively.

A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and intangible assets and continued operating losses, accumulated deficit and cash flow deficiencies among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets and intangible assets resulting in a material adverse effect on the financial position and results of operations of the Company.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at March 31, 2016 and December 31, 2015 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2016 and December 31, 2015 due to their short-term maturities. The fair value of the convertible promissory notes payable at March 31, 2016 and December 31, 2015 approximated the carrying amount as the notes were issued during the three years ended December 31, 2015 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2016. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at Janaury 1, 2015	$5,597,011
Issuance of warrants	1,008,000
Warrants to be issued	55,200
Change in value of warrant liability	3,194,189
Balance at December 31, 2015	$9,854,400

Warrants issued	1,096,000
Change in value of warrant liability	(3,309,400)
Balance at March 31, 2016	$7,641,000

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition ("ASC 605"). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller's price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

The Company recorded customer acquisition costs totaling $188,225 through March 31, 2016. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $1,004,737 and $897,428 on March 31, 2016 and December 31, 2015, respectively. Amortization expense for the quarters ended March 31, 2016 and 2015 was $80,916 and $49,117, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers which relate to the fabrication, delivery and installation of new equipment, which is included as deferred revenue at March 31, 2016 and December 31, 2015 and is expected to be recognized as revenue during the year ended 2016 when the equipment is commissioned for use by the customers.

The Company generated revenues of $3,373,311 and $243,344 for the quarters ended March 31, 2016 and 2015, respectively. The Company generated revenue for the quarters ended March 31, 2016 and 2015 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2016 and December 31, 2015. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2012 or state tax examinations for years prior to 2011.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2015, because the Company incurred net losses and basic and diluted losses per common share are the same. For the three months ended March 31, 2016 basic and diluted earnings per share approximated each other. Dilutive potential common shares as of March 31, 2016 were approximately 14.4 million shares and there were approximately 45.9 million anti-dilutive potential common shares.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company's cash as of March 31, 2016 and December 31, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended March 31, 2016 and 2015, 100% of the Company's revenue related to eight and two customers, respectively. At March 31, 2016 and December 31, 2015, 100% of the Company's accounts receivable related to five customers.

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

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03,Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We have adopted this standard in the current presentation of the Company's consolidated financial statements and required disclosures. By adopting this standard, the Company's balance sheet presentation has changed as certain assets have been reclassified to a liability. The adoption does not alter the accounting for the amortization of debt issuance costs

In June, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Subtopic 330): Simplifying the measurement of Inventory. The amendments in this ASU require inventory be measured at the lower of cost and net realizable value. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of March 31, 2016 have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has experienced recurring losses and has an accumulated deficit of $37,092,000. The Company has convertible notes maturing during 2016 of $1,158,000, and current principal payments due on outstanding long term convertible notes of $2,163,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Therefore, success in our fund raising efforts and negotiations with our note holders is critical. We are actively seeking sources of additional financing in order to fund our debt repayment obligations if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2015, the Company began the production of equipment to be sold to its customers. As of March 31, 2016 and December 31, 2015, costs totaling $2,386,300 and $2,430,846, respectively, were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company's customers. The Company also held product supply inventory valued at $314,392 and $285,067 as of March 31, 2016 and December 31, 2015, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Equipment & Installation	$1,424,478	$1,113,310
Trucking Equipment	728,462	648,328
Construction in Process	689,755	314,014
Office Equipment	28,361	27,155
Computer Equipment and Software	100,942	97,530
Total Equipment	2,971,998	2,200,337

Less: Accumulated Depreciation	1,038,424	956,887
	$1,933,574	$1,243,450

The Company uses the straight-line method of depreciation over 3 to 5 years. During the quarters ended March 31, 2016 and 2015 depreciation expense charged to operations was $81,537 and $15,000, respectively.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2015.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2016 or 2015.

License costs capitalized as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

License	$100,000	$100,000
Less: Accumulated Amortization	42,646	41,175
License, Net	$57,354	$58,825

The Company is currently amortizing its license to use EERCF's patents over their estimated useful life of 17 years when acquired. During the quarters ended March 31, 2016 and 2015, amortization expense charged to operations was $1,471 and $1,471, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of March 31, 2016 and December 31, 2015:

	2016	2015

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit. These notes mature from May 2016 through January 2017.	$378,932	$357,483

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes mature in May and June 2016.	779,411	735,293

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,645,000	1,645,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, an is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	9,293,021	9,062,019

Total convertible notes payable before discount and debt issuance costs	12,096,364	11,799,795

Less discounts	(3,987,250)	(4,413,119)
Less debt issuance costs	(1,546,967)	(1,714,477)

Total convertible notes payable	6,562,147	5,672,199

Less Current Portion	3,321,037	2,497,114

Convertible notes payable, net of current portion	$3,241,110	$3,175,085

As of March 31, 2016, scheduled principle payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2017	3,321,037
2018	2,883,593
2019	5,891,735
12,096,364

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at the option of the holder at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2016 and 2015, was $11,368 and $105,127, respectively.

During the year ended December 31, 2015, the Company and certain holders of these notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. During the year ended December 31, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75. As of March 31, 2016 and December 31, 2015, total principal of $378,932 and $357,483, respectively, was outstanding on these notes to the remaining note holders that did not convert.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2016 and 2015, was $16,556 and $14,735, respectively. As of March 31, 2016 and December 31, 2015, total principal of $551,862 and $520,625, respectively, was outstanding on these notes.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2016 and 2015, was $6,826 and $6,075, respectively. As of March 31, 2016 and December 31, 2015, total principal of $227,549 and $214,668, respectively, was outstanding on these notes.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the quarters ended March 31, 2016 and 2015, was $41,125 and $42,457, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended March 31, 2016 and March 31, 2015 on this discount was $38,032 and $37,613, respectively. As of March 31, 2016 and December 31, 2015, total principal of $1,645,000 was outstanding on these notes.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or "PIK" for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender's consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company's common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Interest expense for the three months ended March 31, 2016 and 2015 was $319,869 and $301,696, respectively. As of March 31, 2016 and December 31, 2015, total principal of $9,293,021 and $9,062,019, respectively, was outstanding on this note.

On March 16, 2015, the Company entered into a Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty with AC Midwest Energy, LLC ("Amendment"). This Amendment decreased the conversion price of the convertible note and exercise price of the outstanding warrants to $0.50, respectively. The Company repaid $3,000,000 of outstanding principal on the convertible note as of the close of the Amendment. The Company agreed to new financial covenants as part of the Amendment, which included a waiver for the compliance of certain covenants in the periods prior to the date of the Amendment. In connection with the change in the conversion terms and repayment of principal, the Company incurred a loss of $2,246,105 on this date which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense.

On November 16, 2015, the Companies entered into Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty (the "Amendment No. 2") with the Lender. Pursuant to Amendment No. 2, the Company issued a new Senior Secured Convertible Note of $600,000 ("First New Note") purchased by the Lender. In addition, Amendment No. 2 allows for two additional Senior Secured Convertible Notes totaling up to $1,400,000 (which together with the First New Note are referred to herein as the "New Notes") to be purchased by Lender during 2016 subject to certain conditions being met by both parties. All the indebtedness under the New Notes shall be convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the New Notes, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the New Notes. As of January 31, 2016, the Company's right to sell one additional New Note for $400,000 expired. The remaining $1,000,000 available with this amendment must be sold to Lender by June 30, 2016. In connection with Amendment No. 2, the Company was required to issue Drexel approximately 200,000 warrants and pay $21,000 as compensation for services rendered. This liability was settled with an amendment to the engagement letter with Drexel on February 19, 2016. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200. These costs were recorded as debt issuance costs.

On January 28, 2016, the Company entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the "Third Amended Financing Agreement") with Lender, pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the "Letter of Credit") to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company's performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit (the "Letter of Credit Fee") payable on the last day of each calendar month. No amounts were received on this letter of credit as of March 31, 2016.

Note 8 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of March 31, 2016 and December 31, 2015:

	2016	2015

On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$51,831	$54,433

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	54,150	56,711

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	46,493	-

Total equipment notes payable	152,474	111,144

Less Current Portion	27,928	20,979

Convertible notes payable, net of current portion	$124,546	$90,165

As of March 31, 2016, schedule principle payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2017	27,928
2018	29,228
2019	30,589
2020	32,016
2021	23,960
2022	8,753
152,474

Note 9 – Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 14 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,872,000 and a loss for the change in value of the liability of $2,274,989 was recognized. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,199,000 and a gain for the change in value of the liability of $2,673,000 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $0.47 and $0.33, a risk free treasury rate for 1.21% and 0.92% and an expected volatility rate of 74.9% and 85.8% at March 31, 2016 and December 31, 2015, respectively.

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company's common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 14 for the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,008,000. $840,000 of this amount was considered a waiver fee and was recorded as a settlement charge. $168,000 was recorded as a discount on notes payable. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,872,000 and a loss for the change in value of the liability of $864,000 was recognized for the year then ended. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,476,000 and a gain for the change in value of the liability of $396,000 was recognized.

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the "Third Warrant"), and (ii) a Senior Secured Letter of Credit Note (the "LC Note") to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company's then outstanding shares of capital stock on a fully diluted basis. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,040,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $840,000 and a gain for the change in value of the liability of $200,000 was recognized.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $110,400 and a loss for the change in value of the liability of $55,200 was recognized. 100,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of January 28, 2016. The fair value of the warrant liability on the issuance date for the warrants to be issued was $56,000 which was recorded as warrant issuance costs. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $126,000 and a gain for the change in value of the liability of $40,400 was recognized.

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

For the year ended December 31
2016	$225,000
2017	300,000
2018	300,000
2019	300,000
2020	300,000
Thereafter	1,450,000
$2,875,000

The Company has the option to pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends.

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease is currently being extended on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the year ended December 31
2016	63,000
2017	76,000
2018	65,000
2019	45,000
2020	22,500
Thereafter	-
$271,500

Rent expense was approximately $37,000 and $28,000 for the quarters ended March 31, 2016 and 2015, respectively.

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

A summary of stock option activity for the quarter ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2014	5,095,458	1.70	4.5	-
Grants	2,150,000	0.55	4.6	-
Cancellations	(525,000)	-	-	-
December 31, 2015	6,720,458	1.35	3.7	-

Cancellations	(165,000)	-	-	-
March 31, 2016	6,555,458	1.36	3.6	-

Options exercisable at:
December 31, 2015	3,420,458	2.05	3.3
March 31, 2016	3,255,458	2.09	3.2

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 72.8%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company's common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company's 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 and $0.45 per share, respectively, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 and $200,360, respectively, in accordance with FASB ASC Topic 718. Compensation expense for the quarters ended March 31, 2016 and 2015 on the issued options was $113,793 and $113,793, respectively.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the quarters ended March 31, 2016 and 2015 on the issued options was $11,735 and $11,735, respectively.

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

On January 28, 2016, Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the "Third Warrant"), and (ii) a Senior Secured Letter of Credit Note (the "LC Note") to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company's then outstanding shares of capital stock on a fully diluted basis.

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

On February 19, 2016, the Company issued to Drexel pursuant to an amendment to its engagement agreement a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share. The warrant is subject to adjustments similar to the Warrant issued to the Lender on November 16, 2014. Approximately 200,000 of these warrants were owed to Drexel as of December 31, 2015 for services rendered. Also pursuant to this agreement, the exercise price on all warrants issued to Drexel on November 16, 2014 was reset to $0.35 per share.

The following table summarizes information about common stock warrants outstanding at March 31, 2016:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.30	11,364		0.11	$3.30	11,364	$3.30
1.25	26,302		0.42	1.25	26,302	1.25
1.00	1,642,680		1.19	1.00	1,642,680	1.00
0.87	1,303,300		3.11	0.87	1,303,300	0.87
0.65	515,000		2.58	0.65	515,000	0.65
0.50	12,743,728	*	3.37	0.50	12,743,728	0.50
0.48	577,750		2.52	0.48	577,750	0.48
0.35	12,787,087	*	3.96	0.35	12,787,087	0.35
$0.50 - $3.30	29,607,211		3.46		29,607,211
_______

Note * All warrants exercisable at $0.50 and 7,897,093 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 – Tax

For the quarter ended March 31, 2016, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company's net operating loss carryforward was approximately $24,421,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 15 – Subsequent Events

On April 26, 2016, pursuant to a consulting agreement executed on that date, the Company granted MZHCI, LLC, a vested warrant with a term of three years to purchase 75,000 shares of common stock with an exercise price of $0.65 per share. Per the terms of the agreement, the Company will issue MZHCI, LLC an additional warrant to purchase 75,000 shares of common stock with an exercise price of $0.90 per share 91 days after the effective date of the agreement. These warrants will each include a cashless exercise provision. Based on a Black-Sholes valuation model, the warrants issued on April 26, 2016 were valued at $13,881 in accordance with FASB ASC Topic 718.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $19,763 in accordance with FASB ASC Topic 718.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule to the EPA for further consideration, but without vacatur, allowing MATS to remain in effect until the EPA issues a final finding. In late February 2016, 20 states petitioned the U.S. Supreme Court to enjoin the MATS rule pending a petition for a writ of certiorari. Such request was denied by the Chief Justice of the U.S. Supreme Court on March 3, 2016. On March 18, 2016, such 20 states filed a petition for certiorari with the U.S. Supreme Court to review the D.C. Circuit's decision to remand without vacatur the MATS rule to the EPA. On April 14, 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. While the Company expects that the issuance by the EPA of its final finding will keep MATS in effect going forward, the Company is unable to predict with certainty the outcome of these proceedings and expects other legal challenges to the rule will continue.

We remain focused on positioning the Company for short and long-term growth. As described below, we continue to achieve substantial increases in revenues compared to the prior year, which we are encouraged will continue throughout the rest of 2016.

Results of Operations

The first fiscal quarter of 2016 was a quarter of continued revenue growth and business execution. During the quarter, the Company increased the number of EGU's under contract to 19, completed numerous successful tests at current and potential customers and began shipping products to its customers for use in their MATS compliance activities which began in April 2016. These efforts resulted in exponential sales growth over the same period last year and positive cash flow from operations.

Revenues

Sales - We generated revenues for delivered product of approximately $3,373,000 and $243,000 for the quarters ended March 31, 2016 and 2015, respectively. Total sorbent product sales for the quarter ended March 31, 2016 and 2015 were $2,838,000 and $243,000, respectively. The increase from the prior year was associated with the preparations at most of our customer sites for MATS compliance as their one year exemptions expired in April 2016 by continuing to test their systems and also building their inventory of needed materials to be consumed when their compliance efforts begin. Other revenues for the quarter ended March 31, 2016 totaled $535,000, made up of $371,000 of revenues for consulting and demonstration projects and $164,000 of equipment sold.

Cost and Expenses

Costs and expenses were $3,658,000 and $1,489,000 during the quarters ended March 31, 2016 and 2015, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in costs of goods sold and operating expenses during the current quarter compared to the same period in the prior year. These increases are primarily associated with the significant increase in revenues in the quarter ended March 31, 2016.

Cost of goods sold during the quarters ended March 31, 2016 and 2015 was $1,919,000 and $150,000, respectively. The increase in cost is attributable to the significant increase in product sales in 2016.

Operating expenses during the quarters ended March 31, 2016 and 2015 were $565,000 and $347,000, respectively. The increase in operating costs from the prior year is primarily attributable to increased labor and other infrastructure costs associated with our increased ongoing activities from the prior year. Fifteen additional customer units began MATS compliance in April 2016, and we continue to invest in our infrastructure and staffing. We also incurred increased demonstration costs during the quarter ended March 31, 2016 over the same period last year when no demonstrations were performed.

License Maintenance Fees were $75,000 and $75,000 for the quarters ended March 31, 2016 and 2015, respectively. The expenses relate to the monthly amortization of the annual maintenance fee.

Selling, general and administrative expenses were $750,000 and $682,000 for the quarters ended March 31, 2016 and 2015, respectively. The increase in selling, general and administrative expenses is primarily attributed to increases in stock based compensation associated with stock options issued to officers, directors and employees.

Depreciation and amortization expenses were $163,000 and $66,000 for the quarters ended March 31, 2016 and 2015, respectively. The increase from the prior year is attributable to increased asset depreciation as equipment has been placed in service and increased amortization of customer acquisitions costs as more customer contracts have become active.

Professional fee expenses were $185,000 and $170,000 for the years March 31, 2016 and 2015, respectively. The increase in professional fee expenses is attributed to an increase in professional fees related to the certain contract amendments with the holders of convertible debt.

Other Expenses

Given our financial constraints and our reliance on financing activities, interest expense related to the financing of capital was $2,073,000 and $3,422,000 during the quarters ended March 31, 2016 and 2015, respectively. In connection with change in the conversion terms and repayment of principal during the quarter ended March 31, 2015, per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,000 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense during that period. During the quarter ended March 31, 2016, the Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense. During the quarters ended March 31, 2016 and 2015, a gain of $3,309,000 and a loss of $1,879,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended March 31, 2016, we had net income of approximately $908,000. For the quarter ended March 31, 2015, we had a net loss of approximately $6,568,000. The increased income is primarily attributed to (i) gain on the change in value of warrant liability; (ii) decreased interest expense; and (iii) increased sales and gross margin.

Taxes

As of March 31, 2016, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters ended March 31, 2016 and 2015, respectively:

	(in thousands)

Net income (loss)	$908	$(6,568)

Non-GAAP adjustments:
Depreciation and amortization	164	66
Interest	2,073	3,422
State income taxes	1	20
Stock based compensation	179	126
Change in warrant liability	(3,309)	1,879
Settlement charges	-	-
Debt conversion costs	-	-

Adjusted EBITDA	$16	$(1,055)

We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016:

	Quarter Ended (Unaudited)
	3/31/2016	12/31/2015	9/30/2015	6/30/2015
	(in thousands)

Net income (loss)	$908	$(7,138)	$(1,155)	$599

Non-GAAP adjustments:
Depreciation and amortization	164	123	103	99
Interest	2,073	950	906	936
State income taxes	1	5	8	8
Stock based compensation	179	177	280	206
Change in warrant liability	(3,309)	4,655	(145)	(3,195)
Settlement charges	-	1,335	-	-
Debt conversion costs	-	-	161	962

Adjusted EBITDA	$16	$107	$158	$(385)

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from financing activities. As of March 31, 2016, our cash and cash equivalents totaled $478,000. The high volume product supply revenue that we expected to begin in 2015, has been delayed until 2016 as a result of one year MATS compliance waivers granted by their state EPA on eleven units under contract. Our current cash flow needs for general overhead, sales and operations is approximately $300,000 per month and we need additional funds for the upcoming maturities of convertible debt of $2,600,000 in 2016. Although we anticipate significant revenues from the sale of products to be used in MATS compliance by customers in 2016, no assurances can be given that the Company can obtain sufficient working capital through operations and financing activities to meet its obligations as they come due. With our expected gross margins on customer contracts, we anticipate we will be at break-even on a cash flow basis when our product revenues reach approximately $16 million annually which we anticipate being on a trailing twelve month basis by the second quarter of 2016. This break-even target is subject to achieving sales at that level with our expected gross margins. No assurance can be made that we will be able to achieve this target.

Total assets were $7,679,000 at March 31, 2016 versus $7,315,000 at December 31, 2015. The change in total assets is primarily attributable to the increases in property and equipment, accounts receivable and customer acquisition costs and is offset by the decrease in cash.

Total liabilities were $19,433,000 at March 31, 2016 versus $20,260,000 at December 31, 2015. During the quarter ended March 31, 2016, the fair value of the Company's warrant liability decreased significantly. This decrease was offset as of quarter end by increased current operating liabilities associated with the increased sales operations during the period.

Operating activities provided $120,000 of cash during the quarter ended March 31, 2016 compared to using $1,685,000 during the quarter ended March 31, 2015. The change in cash used for operating activities is primarily attributable to the increase in revenues and gross margin during the quarter ended March 31, 2016.

Investing activities used $725,000 and $513,000 during the quarters ended March 31, 2016 and 2015, respectively. In 2016 and 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for this increase.

Financing activities used $3,000,000 during the quarter ended March 31, 2015 due to the repayment of principal of convertible promissory notes.There was no cash from or used in financing activities for the quarter ended March 31, 2016.

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

Going Concern

The accompanying consolidated financial statements as of March 31, 2016 have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has experienced recurring losses and has an accumulated deficit of $37,092,000. The Company has convertible notes maturing during 2016 of $1,158,000, and current principal payments due on outstanding long term convertible notes of $2,163,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues for the sale of capital equipment and products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Therefore, success in our fund raising efforts and negotiations with our note holders is critical. We are actively seeking sources of additional financing in order to fund our debt repayment obligations if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2016 and December 31, 2015. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock, subject to certain anti-dilution adjustment provisions, at an exercise price of $0.35 per share of common stock.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting, which are common to many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company's reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2016, we issued 164,500 shares of common stock to the holders of notes which mature in 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of December 31, 2015.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder.

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

Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, some stockholder proposals may be eligible for inclusion in the Company's 2016 proxy statement. Any stockholder proposal under Rule 14a-8 must be submitted, along with proof of ownership of the Company's stock in accordance with Rule 14a-8(b)(2), to the Company's principal executive offices in care of the Company's Secretary by letter to 670 D Enterprise Drive, Lewis Center, Ohio 43035. Failure to deliver a proposal in accordance with this procedure may result in the proposal not being deemed timely received. The Company must receive all submissions no later than the close of business (5:00 p.m. Eastern Time) on June 3, 2016. The Company encourages any stockholder interested in submitting a proposal to contact the Company's Secretary in advance of this deadline to discuss the proposal, and stockholders may find it helpful to consult knowledgeable counsel with regard to the detailed requirements of applicable securities laws. Submitting a stockholder proposal does not guarantee that we will include it in the Company's proxy statement. The Board of Directors reviews all stockholder proposals and will take appropriate action on such proposals.

In addition, under the Company's Bylaws, any stockholder who intends to nominate a candidate for election to the Board or to propose any business at the Company's 2016 annual meeting, other than precatory (non-binding) proposals presented under Rule 14a-8, must give notice to the Company's Secretary by no later than the close of business on June 10, 2016. The notice must include information specified in the Company's Bylaws, including information concerning the nominee or proposal, as the case may be, and information about the stockholder's ownership of, and agreements related to, the Company's stock. The Company will not entertain any proposals or nominations at the annual meeting that do not meet the requirements set forth in the Company's Bylaws. Also, if the stockholder does not also comply with the requirements of Rule 14a-4(c)(2) under the Securities Exchange Act of 1934, as amended, the Company's proxies may exercise discretionary voting authority under proxies that Company's Board of Directors solicits to vote in accordance with their best judgment on any such stockholder proposal or nomination. The Bylaws are available on the SEC's website attached as an exhibit to the Company's Form 8-K filed with the SEC on October 16, 2014. To make a submission or to request a copy of the Company's Bylaws, stockholders should contact the Company's Secretary at the address listed above. Again, the Company encourages stockholders to seek advice from knowledgeable counsel before submitting a proposal or a nomination.

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

101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 16, 2016	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer (Principal Financial Officer)

