Form 10-Q
period 2016-06-30
Midwest Energy Emissions Corp.
filed 2016-08-08
CIK 728385

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 47,523,118 outstanding as of August 8, 2016.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption "Risk Factors" in the Company's 2015 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the six months ended June 30, 2016

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$619,064	$1,083,280
Accounts receivable	4,039,784	1,150,602
Inventory	877,767	2,715,913
Prepaid expenses and other assets	167,848	161,813
Total current assets	5,704,463	5,111,608

Property and equipment, net	2,066,881	1,243,450
License, net	55,883	58,825
Prepaid expenses and other assets	-	4,058
Customer acquisition costs, net	883,895	897,428
Total assets	$8,711,122	$7,315,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,298,536	$1,235,162
Deferred revenue	39,832	2,281,760
Convertible notes payable	4,041,935	2,497,114
Current portion of equipment notes payable	38,593	20,979
Customer credits	936,500	936,500
Total current liabilities	9,355,396	6,971,515

Convertible notes payable, net of discount	3,349,850	3,175,085
Warrant liability	15,207,000	9,854,400
Accrued interest	229,066	169,202
Equipment notes payable	163,114	90,165
Total liabilities	28,304,426	20,260,367

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 47,358,618 shares issued and outstanding as of June 30, 2016 47,194,118 shares issued and outstanding as of December 31, 2015	47,359	47,194
Additional paid-in capital	25,694,063	25,008,016
Accumulated deficit	(45,334,726)	(38,000,208)

Total stockholders' deficit	(19,593,304)	(12,944,998)

Total liabilities and stockholders' deficit	$8,711,122	$7,315,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Revenues	9,392,209	2,696,685	12,765,520	2,940,029

Costs and expenses:	-
Cost of sales	7,304,197	2,334,219	9,791,816	2,840,962
Selling, general and administrative expenses	1,667,827	1,052,691	2,837,985	2,035,423

Total costs and expenses	8,972,024	3,386,910	12,629,801	4,876,385

Operating income (loss)	420,185	(690,225)	135,719	(1,936,356)

Other (expense) income
Interest expense	(1,032,949)	(936,116)	(3,106,093)	(4,358,472)
Letter of credit fees	(60,666)	-	(103,333)	-
Change in value of warrant liability	(7,566,000)	3,195,279	(4,256,600)	1,316,729
Debt conversion costs	-	(961,843)	-	(961,843)
State income taxes	(3,383)	(7,730)	(4,211)	(28,225)

Total other (expense) income	(8,662,998)	1,289,590	(7,470,237)	(4,031,811)

Net (loss) income	$(8,242,813)	$599,365	$(7,334,518)	$(5,968,167)

Net (loss) income per common share - basic and diluted:	$(0.17)	$0.01	$(0.15)	$(0.15)

Weighted average common shares outstanding	47,358,618	41,322,566	47,358,618	41,124,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(38,000,208)	$(12,944,998)

Stock issued for interest on notes payable	164,500	165	103,470	-	103,635

Issuance of stock options	-	-	582,577	-	582,577

Net loss for the period	-	-	-	(7,334,518)	(7,334,518)

Balance - June 30, 2016	47,358,618	$47,359	$25,694,063	$(45,334,726)	$(19,593,304)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash flows from operating activities
Net loss	$(7,334,518)	$(5,968,167)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Stock based compensation	582,577	331,189
Amortization of license fees	2,942	2,942
Amortization of discount of notes payable	851,735	3,192,741
Amortization of debt issuance costs	334,392	338,102
Amortization of customer acquisition costs	201,758	119,109
Depreciation expense	187,895	43,000
Loss (gain) on change in value of warrant liability	4,256,600	(1,316,729)
Noncash debt issuance costs	1,096,000	-
Debt conversion costs	-	961,843
PIK Interest	467,892	539,994
Change in assets and liabilities
Increase in accounts receivable	(3,077,407)	(252,942)
Decrease (increase) in inventory	1,838,146	(597,173)
(Increase) decrease in prepaid expenses and other assets	(1,977)	11,645
Increase (decrease) in accounts payable and accrued liabilities	3,292,440	(226,830)
(Decrease) increase in deferred revenue	(2,241,928)	227,549
Net cash provided by (used in) operating activities	456,547	(2,593,727)

Cash flows used in investing activities
Purchase of property and equipment	(907,898)	(660,324)
Net cash used in investing activities	(907,898)	(660,324)

Cash flows from financing activities
Payment of convertible promissory notes	-	(3,000,000)
Payment of equipment notes payable	(12,865)	-
Net cash used in financing activities	(12,865)	(3,000,000)

Net decrease in cash and cash equivalents	(464,216)	(6,254,051)

Cash and cash equivalents - beginning of period	1,083,280	7,212,114

Cash and cash equivalents - end of period	$619,064	$958,063

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$98,007	$256

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$57,030
Issuance of common stock as payment of interest on convertible notes payable	$103,635	$104,005
Conversion of debt and accrued interest to equity	$-	$3,574,552
Conversion of accounts receivable to customer aquistion costs	$188,225	$-
Equipment purchases included in notes payable	$103,428	$-

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2016, and results of operations, changes in stockholders' deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

In addition, per the financing agreement entered into with AC Midwest LLC (the "Lender") (see Note 7), the Company is not permitted to use cash to pay interest accruing on unsecured convertible promissory notes. Also, should the Company be unable to raise sufficient capital to pay off such notes or otherwise induce the holders thereof to convert their notes to common stock, it will not be permitted to pay them off under the terms of the Financing Agreement without the prior consent of the Lender.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended June 30, 2016, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended June 30, 2016 and 2015, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at June 30, 2016 and December 31, 2015 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2016 and December 31, 2015 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2016 and December 31, 2015 approximated the carrying amount as the notes were issued during the three years ended December 31, 2015 at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2016. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2015	$5,597,011
Issuance of warrants	1,008,000
Warrants to be issued	55,200
Change in value of warrant liability	3,194,189
Balance at December 31, 2015	$9,854,400

Warrants issued	1,096,000
Change in value of warrant liability	4,256,600
Balance at June 30, 2016	$15,207,000

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition ("ASC 605"). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller's price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments is provided for in the same period the related sales are recorded.

The Company recorded customer acquisition costs totaling $188,225 through June 30, 2016 and zero during the year ended December 31, 2015. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $883,895 and $897,428 on June 30, 2016 and December 31, 2015, respectively. Amortization expense for the quarters ended June 30, 2016 and 2015 was $201,758 and $119,109, respectively.

In accordance with the terms of its customer agreements, the Company made progress billings to four customers which relate to the fabrication, delivery and installation of new equipment, which is included as deferred revenue at June 30, 2016 and December 31, 2015 and is expected to be recognized as revenue during the year ended 2016 when the equipment is commissioned for use by the customers.

The Company generated revenues of $12,765,520 and $2,940,029 for the six months ended June 30, 2016 and 2015, respectively. The Company generated revenue for the quarters ended June 30, 2016 and 2015 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2016 and December 31, 2015. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2012 or state tax examinations for years prior to 2011.

Basic and Diluted Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2016 and 2015, because the Company incurred net losses and basic and diluted losses per common share are the same. For the three months ended June 30, 2015, basic and diluted earnings per share approximated each other. Dilutive potential common shares as of June 30, 2016 and 2015 were approximately 57.6 million shares and 23.7 million shares, respectively. Anti-dilutive potential common shares as of June 30, 2016 and 2015 were approximately 3.5 million shares and 26.7 million shares, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company's cash as of June 30, 2016 and December 31, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended June 30, 2016 and 2015, 100% of the Company's revenue related to seven and five customers, respectively. For the six months ended June 30, 2016 and 2015, 100% of the Company's revenue related to eight and five customers, respectively. At June 30, 2016 and December 31, 2015, 100% of the Company's accounts receivable related to six and five customers, respectively.

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

Reclassification

Certain amounts in the prior year have been reclassified to conform to the current presentation. Certain costs reported as operating expenses in 2015 were reclassified into cost of sales and selling, general and administrative expenses. There was no change to operating loss or net income (loss) due to these reclassifications for the periods presented herein.

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

In March, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation (Topic 718). This amendment is intended to improve and simplify the accounting for employee share-based payments including areas such as (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently assessing the impact this standard will have on the Company's consolidated financial statements and required disclosures.

Note 3 - Going Concern

The accompanying consolidated financial statements as of June 30, 2016 have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has experienced recurring losses and has an accumulated deficit of $45,335,000. The Company has current convertible notes payments due of $4,042,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues and cash generation from sales of products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Success in our ongoing operations and continued negotiations with our note holders is critical. We will actively seek sources of additional financing in order to fund our debt repayment obligations if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2015, the Company began the production of equipment to be sold to its customers. As of June 30, 2016 and December 31, 2015, costs totaling $316,300 and $2,430,846, respectively, were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company's customers. The Company also held product supply inventory valued at $561,467 and $285,067 as of June 30, 2016 and December 31, 2015, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2016 and December 31, 2015 are as follows:

	June 30	December 31
	2016	2015

Equipment & Installation	$1,517,514	$1,113,310
Trucking Equipment	814,655	648,328
Office Equipment	28,361	27,155
Computer Equipment and Software	106,632	97,530
Total Equipment	2,467,162	1,886,323

Less: Accumulated Depreciation	(1,144,782)	(956,887)
Construction in Process	744,501	314,014
	$2,066,881	$1,243,450

The Company uses the straight-line method of depreciation over 3 to 5 years. During the quarters ended June 30, 2016 and 2015 depreciation expense charged to operations was $188,000 and $43,000, respectively.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2015. For 2016, the Company will owe approximately $961,000 based on the current EGU's in operation, with approximately $661,000 due in January 2017 if the Company has not received the assignment of the patents from the EERCF. As of June 30, 2016, the Company has recorded $370,293 of royalty expense and $220,293 is included in accrued expenses.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2016 or 2015.

License costs capitalized as of June 30, 2016 and December 31, 2015 are as follows:

	June 30	December 31
	2016	2015

License	$100,000	$100,000
Less: Accumulated Amortization	44,117	41,175
License, Net	$55,883	$58,825

The Company is currently amortizing its license to use EERCF's patents over their estimated useful life of 17 years when acquired. During the quarters ended June 30, 2016 and 2015, amortization expense charged to operations was $2,942 and $2,942, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 7 – Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of June 30, 2016 and December 31, 2015:

	2016	2015
Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit.	$378,932	$357,483

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	779,411	735,293

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,645,000	1,645,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, an is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	9,529,912	9,062,019

Total convertible notes payable before discount and debt issuance costs	12,333,255	11,799,795

Less discounts	(3,561,385)	(4,413,119)
Less debt issuance costs	(1,380,085)	(1,714,477)

Total convertible notes payable	7,391,785	5,672,199

Less Current Portion	4,041,935	2,497,114

Convertible notes payable, net of current portion	$3,349,850	$3,175,085

As of June 30, 2016, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2017	$4,041,935
2018	2,883,593
2019	5,407,727
$12,333,255

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at the option of the holder at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2016 and 2015, was $22,736 and $186,339, respectively.

During the year ended December 31, 2015, the Company and certain holders of these notes entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. During the year ended December 31, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75. As of June 30, 2016 and December 31, 2015, total principal of $378,932 and $357,483, respectively, was outstanding on these notes to the remaining note holders that did not convert. During the three months ended June 30, 2016, the Company and the holders of the outstanding notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $0.75 to $0.50 per unit; and (iii) reduce the exercise of the warrant included in the unit from $1.00 to $0.75 per share.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2016 and 2015, was $33,112 and $29,469, respectively. As of June 30, 2016 and December 31, 2015, total principal of $551,862 and $520,625, respectively, was outstanding on these notes. During the three months ended June 30, 2016, the Company and the holders of these notes have entered into amendments which (i) extend the maturity dates by six months from their original maturity dates and (ii) leave all other terms unchanged during this extension period.

On June 27 and June 30, 2013, the Company converted advances payable from then related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. During the year ended December 31, 2014, a total of $866,211 of these notes together with the accrued interest thereon were converted into equity of the Company, leaving one note with such then related parties outstanding. Interest expense for the six months ended June 30, 2016 and 2015, was $13,653 and $12,151, respectively. As of June 30, 2016 and December 31, 2015, total principal of $227,549 and $214,668, respectively, was outstanding on this remaining note. As of June 30, 2016, the outstanding note reached its maturity date and has not been extended by the note holder. Such note will continue to accrue interest until converted or repaid.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the quarters ended June 30, 2016 and 2015, was $159,565 and $57,575, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended June 30, 2016 and 2015 on this discount was $76,061 and $75,644, respectively. As of June 30, 2016 and December 31, 2015, total principal of $1,645,000 was outstanding on these notes.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or "PIK" for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender's consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company's common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Interest expense for the six months ended June 30, 2016 and 2015 was $664,806 and $539,994, respectively. As of June 30, 2016 and December 31, 2015, total principal of $9,529,912 and $9,062,019, respectively, was outstanding on this note.

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

On January 28, 2016, the Company entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the "Third Amended Financing Agreement") with Lender, pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the "Letter of Credit") to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company's performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit (the "Letter of Credit Fee") payable on the last day of each calendar month. No amounts were received on this letter of credit as of June 30, 2016.

Note 8 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of June 30, 2016 and December 31, 2015:

	2016	2015
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$49,202	$54,433

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	51,562	56,711

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	44,846	-

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	56,097	-

Total equipment notes payable	201,707	111,144

Less Current Portion	38,593	20,979

Convertible notes payable, net of current portion	$163,114	$90,165

As of June 30, 2016, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2017	$38,593
2018	40,426
2019	42,347
2020	44,360
2021	29,408
2022	6,573
$201,707

Note 9 – Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company's common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,872,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,199,000 and a gain for the change in value of the liability of $2,673,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $10,546,000 and a loss for the change in value of the liability of $5,347,000 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $0.90 and $0.33, a risk free treasury rate for 0.71% and 0.92% and an expected volatility rate of 90.4% and 85.8% at June 30, 2016 and December 31, 2015, respectively.

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company's common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 13 for the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,008,000. $840,000 of this amount was considered a waiver fee and was recorded as a settlement charge. $168,000 was recorded as a discount on notes payable. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,872,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,476,000 and a gain for the change in value of the liability of $396,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $2,844,000 and a loss for the change in value of the liability of $1,368,000 was recognized.

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the "Third Warrant"), and (ii) a Senior Secured Letter of Credit Note (the "LC Note") to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company's then outstanding shares of capital stock on a fully diluted basis. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,040,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $840,000 and a gain for the change in value of the liability of $200,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,580,000 and a loss for the change in value of the liability of $740,000 was recognized.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $110,400 and a loss for the change in value of the liability of $55,200 was recognized. 100,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of January 28, 2016. The fair value of the warrant liability on the issuance date for the warrants to be issued was $56,000 which was recorded as warrant issuance costs. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $126,000 and a gain for the change in value of the liability of $40,400 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $237,000 and a loss for the change in value of the liability of $111,000 was recognized.

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

For the twelve months ended June 30
2017	$300,000
2018	300,000
2019	300,000
2020	300,000
2021	300,000
Thereafter	1,300,000
$2,800,000

The Company has the option to pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends.

Property Leases

On June 1, 2011, the Company entered into a lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease is currently operating on a month to month basis. Rent is $1,900 monthly throughout the term of the lease.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the twelve months ended June 30,
2017	$77,000
2018	75,000
2019	50,000
2020	45,000
Thereafter	-
$247,000

Rent expense was approximately $70,000 and $64,000 for the six months ended June 30, 2016 and 2015, respectively.

Fixed Price Contract

The Company's multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period. The Company has entered into long-term contracts for the supply of certain materials through 2017 to offset the impact of potential raising material costs.

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

A summary of stock option activity for the quarter ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2014	5,095,458	1.70	4.5	-
Grants	2,150,000	0.55	4.6	-
Cancellations	(525,000)	-	-	-
December 31, 2015	6,720,458	1.35	3.7	-

Grants	725,000	0.48	5.0	-
Cancellations	(165,000)	-	-	-
June 30, 2016	7,280,458	1.24	3.5	-

Options exercisable at:
December 31, 2015	3,705,458	1.81	3.2
June 30, 2016	3,255,458	2.09	3.2

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 74.9%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company's common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company's 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 and $0.45 per share, respectively, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 and $200,360, respectively, in accordance with FASB ASC Topic 718. Compensation expense for the quarters ended June 30, 2016 and 2015 on the issued options was $163,885 and $113,794, respectively. Compensation expense for the six months ended June 30, 2016 and 2015 on the issued options was $327,769 and $227,587, respectively.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the quarter ended June 30, 2016 and 2015 on the issued options was and $11,724 and $11,724, respectively. Compensation expense for the six months ended June 30, 2016 and 2015 on the issued options was and $23,448 and $23.459, respectively

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company's common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, each then a director of the Company, under the Company's Equity Plan. Messrs. Greenberg and Johnson remain directors of the Company. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company, and his stock option was terminated.

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

On June 1, 2016, the Company granted nonqualified stock options to acquire 250,000 shares of the Company's common stock to Patrick Mongovan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of grant. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $28,836 in accordance with FASB ASC Topic 718.

On June 30, 2016, the Company issued nonqualified stock options to acquire 125,000 shares of the Company's common stock to Christopher Greenberg, nonqualified stock options to acquire 75,000 shares of the Company's common stock to Christopher Lee, and nonqualified stock options to acquire 50,000 shares of the Company's common stock to each of Brian Johnson and Allan Grantham, current directors of the Company, under the Company's Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $174,902 in accordance with FASB ASC Topic 718.

On June 30, 2016, the Company issued nonqualified stock options to acquire 250,000 shares of the Company's common stock to Richard MacPherson, CEO and a current director of the Company, under the Company's Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest after such time that the closing price of the Company's common stock is equal to or in excess of $0.80 per share for any consecutive 30 day trading period following the grant date and will expire five years after the date of the grant. Based on a Black-Sholes valuation model, these options were valued at $145,752 in accordance with FASB ASC Topic 718.

Note 13 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 74.9%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

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

On November 16, 2015, in connection with entering into Amendment No. 2 with the Lender, the Company issued a five year contingent warrant to the Lender to purchase up to 5,000,000 shares of common stock with an exercise price of $0.35 per share, subject to adjustment in a manner similar to the adjustments on the New Notes, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender as described Note 7. At issuance of this warrant, the Lender shall be entitled upon any exercise of the warrant to a number of shares of common stock in an amount at least equal to 4.32% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 4.32% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender's number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 4.32% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender.

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

On April 26, 2016, pursuant to a consulting agreement executed on that date, the Company granted MZHCI, LLC, a vested warrant with a term of three years to purchase 75,000 shares of common stock with an exercise price of $0.65 per share. Per the terms of the agreement, the Company will issue MZHCI, LLC an additional warrant to purchase 75,000 shares of common stock with an exercise price of $0.90 per share 91 days after the effective date of the agreement. These warrants will each include a cashless exercise provision. Based on a Black-Sholes valuation model, the warrants issued on April 26, 2016 were valued at $19,240 in accordance with FASB ASC Topic 718.

The following table summarizes information about common stock warrants outstanding at June 30, 2016:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
1.25	11,195		0.53	1.25	11,195	1.25
1.00	1,642,680		0.94	1.00	1,642,680	1.00
0.87	1,303,300		2.86	0.87	1,303,300	0.87
0.65	590,000		2.65	0.65	590,000	0.65
0.50	12,743,728	*	3.12	0.50	12,743,728	0.50
0.48	577,750		2.27	0.48	577,750	0.48
0.35	12,787,087	*	3.71	0.35	12,787,087	0.35
$0.50 - $3.30	29,655,740		3.22		29,655,740

Note *    All warrants exercisable at $0.50 and 7,897,093 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 – Tax

For the quarter ended June 30, 2016, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company's net operating loss carryforward was approximately $24,421,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 15 – Subsequent Events

On July 1, 2016, the Company issued 164,500 shares of common stock to the holders of notes with a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share, as payment for accrued interest due as of June 30, 2016.

On August 1, 2016, AC Midwest Energy LLC deferred the principal payment due of $720,898 per the terms of the Financing Agreement until the note maturity date on July 31, 2018. This amount will be added to principal and will bear interest during this period.

On August 3, 2016, the Company issued 15,181 shares of common stock upon the cashless exercise of warrants to purchase 22,458 shares of common stock for $0.35 per share based on a market value of $1.08 per share as determined under the terms of the warrant.

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

As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay us as material is delivered to their facility. Clients will use our material whenever their EGUs operate, although EGUs are not always in operation. EGUs typically may not be in operation due to maintenance reasons or when the price of power in the market is less than their cost to produce power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule to the EPA for further consideration, without vacatur, allowing MATS to remain in effect until the EPA issues a final finding. On March 18, 2016, 20 states filed a petition for certiorari with the U.S. Supreme Court to review the D.C. Circuit's decision to remand without vacatur the MATS rule to the EPA which petition for certiorari was denied by the U.S. Supreme Court on June 13, 2016. In the meantime, on April 14, 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. While the Company expects that the issuance by the EPA of its final finding will keep MATS in effect going forward, the Company is unable to predict with certainty the outcome of any such further proceedings.

We remain focused on positioning the Company for short and long-term growth. In the quarter ended June 30, 2016, we commercialized a new, sorbent enhancement additive and increased our production capability to offer this product in bulk quantities. We believe this product to be a key product in our growth strategy. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. We also hired a new regional sales manager to cover the U.S Midwest and continued to expand our employee base as we plan for future growth. As described below, we achieved substantial increases in revenues compared to the prior year. We ended the second quarter of 2016 with 20 fully operational MATS compliant EGU's utilizing our technologies. We expect revenue growth throughout the rest of 2016 and beyond.

Results of Operations

The second fiscal quarter of 2016 was a quarter of continued revenue growth and business plan execution. During the quarter, the Company completed the commissioning of its largest equipment project to date and saw its entire customer base begin their MATS compliance activities. During the quarter, the Company had long terms contracts on 19 EGU's and a short term compliance contract on one EGU. All of these customer EGU's are now complying with MATS as those with one year compliance extensions, saw those extensions expire in April 2016. The compliance efforts of our customer base resulted in exponential sales growth over the same period last year and positive cash flow from operations.

Revenues

Sales - We generated revenues of approximately $9,392,000 and $2,697,000 for the quarters ended June 30, 2016 and 2015, respectively and $12,766,000 and $2,940,000 for the six months ended June 30, 2016 and 2015, respectively. Total sorbent product sales for the three months ended June 30, 2016 and 2015 were $6,872,000 and $609,000, respectively. Total sorbent product sales for the six months ended June 30, 2016 and 2015 were $9,710,000 and $853,000, respectively. These increases from the prior year were associated with the MATS compliance activities of our customers, which began in April 2016, with our all customers in operation by the end of the period.

Equipment sales for the three months ended June 30, 2016 and 2015 were $2,391,000 and $1,967,000, respectively. Equipment sales for the six months ended June 30, 2016 and 2015 were $2,556,000 and $1,967,000, respectively. Equipment sales during 2016 are primarily related to the commissioning of one customer project that included both a front end and back end product injection systems. In 2015, equipment sales were primarily related to three front end injection systems.

Other revenues for the three months ended June 30, 2016 and 2015 were $129,000 and $120,000, respectively. Other revenues for the six months ended June 30, 2016 and 2015 were $500,000 and $120,000, respectively. This increase is primarily associated with increased demonstration revenues in the three months ended March 31, 2016 from the same period in the prior year.

Cost and Expenses

Costs and expenses were $8,972,000 and $3,387,000 during the three months ended June 30, 2016 and 2015, respectively, and were $12,630,000 and $4,876,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in costs of sales during the current quarter compared to the same period in the prior year. These increases are primarily associated with the significant increase in revenues in the quarter ended June 30, 2016.

Cost of sales during the three months ended June 30, 2016 and 2015 was $7,304,000 and $2,334,000, respectively, and were $9,792,000 and $2,841,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in cost is primarily attributable to the significant increase in product sales in 2016. Direct product costs during the three months ended June 30, 2016 and 2015 was $3,877,000 and $347,000, respectively, and were $5,506,000 and $497,000 for the six months ended June 30, 2016 and 2015, respectively.

Equipment cost of sales during the three months ended June 30, 2016 and 2015 was $2,384,000 and $1,377,000, respectively, and were $2,506,000 and $1,377,000 for the six months ended June 30, 2016 and 2015, respectively. The decrease in margin on equipment sales in 2016 is primarily attributable to the large project that was completed in the quarter ended June 30, 2016, which was subcontracted to a third party. The Company also had increases in license costs, overhead and depreciation and amortization during the three and six months ended June 30, 2016 from the same periods in 2015 due to the increase in business operations as its customers began MATS compliance activities in 2016.

Selling, general and administrative expenses were $1,668,000 and $1,053,000 for the quarters ended June 30, 2016 and 2015, respectively, and were $2,838,000 and $2,035,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in selling, general and administrative expenses is primarily attributed increases in sales commissions and stock based compensation associated with stock options issued to officers, directors and employees.

Other Expenses

Interest expenserelated to the financing of capital was $1,033,000 and $936,000 during the quarters ended June 30, 2016 and 2015, respectively, and were $3,106,000 and $4,358,000 for the six months ended June 30, 2016 and 2015, respectively. In connection with change in the conversion terms and repayment of principal during the quarter ended March 31, 2015, per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,000 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense during that period. During the quarter ended March 31, 2016, The Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense. During the quarters ended June 30, 2016 and 2015, a loss of $7,566,000 and a gain of $3,195,000, respectively, on the change in value of warrant liability was recorded. During the six months ended June 30, 2016 and 2015, a loss of $4,257,000 and a gain of $1,317,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended June 30, 2016 we had a net loss of approximately $8,243,000. For the quarter ended June 30, 2015, we had net income of approximately $599,000. For the six months ended June 30, 2016 and 2015 we had a net loss of $7,335,000 and $5,968,000, respectively. The decreased income for these periods is primarily attributed to loss on the change in value of warrant liability and is offset by (i) increased operating income, and; (ii) debt conversion costs incurred in 2015.

Taxes

As of June 30, 2016, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and six months ended June 30, 2016 and 2015, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Net (loss) income	$(8,243)	$599	$(7,335)	$(5,968)

Non-GAAP adjustments:
Depreciation and amortization	229	99	393	165
Interest	1,033	936	3,106	4,358
State income taxes	3	8	4	28
Stock based compensation	404	206	583	332
Change in warrant liability	7,566	(3,195)	4,257	(1,316)
Debt conversion costs	-	962	-	962

Adjusted EBITDA	$992	$(385)	$1,008	$(1,439)

We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended September 30, 2015, December 31, 2015, March 31, 2016 and June 30, 2016:

	Quarter Ended (Unaudited)
	6/30/016	3/31/2016	12/31/2015	9/30/2015
	(in thousands)

Net (loss) income	$(8,243)	$908	$(7,138)	$(1,155)

Non-GAAP adjustments:
Depreciation and amortization	229	164	123	103
Interest	1,033	2,073	950	906
State income taxes	3	1	5	8
Stock based compensation	404	179	177	280
Change in warrant liability	7,566	(3,309)	4,655	(145)
Settlement charges	-	-	1,335	-
Debt conversion costs	-	-	-	161

Adjusted EBITDA	$992	$16	$107	$158

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of June 30, 2016, our cash and cash equivalents totaled $619,000. Although we anticipate significant revenues from the sale of products to be used in MATS compliance by customers to continue in 2016 and beyond, no assurances can be given that the Company can obtain sufficient working capital through operating activities to meet its debt obligations as they come due. We anticipate generating significant cash flows during 2016, subject to achieving our projected level of sales with our expected gross margins. No assurance can be made that we will be able to achieve the expected results..

Total assets were $8,711,000 at June 30, 2016 versus $7,315,000 at December 31, 2015. The change in total assets is primarily attributable to the increases in accounts receivable and property and equipment and is offset by the decrease in inventory.

Total liabilities were $28,304,000 at June 30, 2016 versus $20,260,000 at December 31, 2015. During the six months ended June 30, 2016, the fair value of the Company's warrant liability increased significantly. Also during this period there was an increase in current operating liabilities associated with the increased sales operations during the period.

Operating activities provided $457,000 of cash during the quarter ended June 30, 2016 compared to using $2,594,000 during the six months ended June 30, 2015. The change in cash used for operating activities is primarily attributable to the increase in revenues and gross margin during the six months ended June 30, 2016.

Investing activities used $908,000 and $660,000 during the six months ended June 30, 2016 and 2015, respectively. In 2016 and 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures.

Financing activities used $3,000,000 during the six months ended June 30, 2015 due to the repayment of principal of convertible promissory notes. Payments on equipment notes payable used $13,000 for the six months ended June 30, 2016.

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

Going Concern

The accompanying consolidated financial statements as of June 30, 2016 have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has experienced recurring losses and has an accumulated deficit of $45,335,000. The Company has current convertible notes payments due of $4,042,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate significant revenues and cash generation from sales of products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities to meet its debt obligations. Due to certain covenants with our senior lender, we are not able to use current cash on hand to pay current convertible note holders as these notes mature. Success in our ongoing operations and continued negotiations with our note holders is critical. We will actively seek sources of additional financing in order to fund our debt repayment obligations if extensions cannot be negotiated with our early investors who purchased convertible debt from the Company. No assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2016 and December 31, 2015. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company's common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 13 for the terms of these warrants).

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock, subject to certain anti-dilution adjustment provisions at an exercise price of $0.35 per share of common stock.

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

Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 74.9%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

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

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders' Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 8, 2016	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

