Form 10-Q
period 2016-09-30
Midwest Energy Emissions Corp.
filed 2016-11-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 51,786,885 outstanding as of November 14, 2016.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2015 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the nine months ended September 30, 2016

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,047,804	$1,083,280
Accounts receivable	5,242,893	1,150,602
Inventory	765,917	2,715,913
Prepaid expenses and other assets	186,000	161,813
Total current assets	8,242,614	5,111,608

Property and equipment, net	2,379,808	1,243,450
License, net	54,415	58,825
Prepaid expenses and other assets	-	4,058
Customer acquisition costs, net	763,048	897,428
Total assets	$11,439,885	$7,315,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$5,190,907	$1,235,162
Deferred revenue	-	2,281,760
Convertible notes payable	3,960,335	2,497,114
Current portion of equipment notes payable	39,043	20,979
Customer rebates	936,500	936,500
Total current liabilities	10,126,785	6,971,515

Convertible notes payable, net of discount	4,042,782	3,175,085
Warrant liability	23,763,000	9,854,400
Accrued interest	75,738	169,202
Equipment notes payable	153,183	90,165
Total liabilities	38,161,488	20,260,367

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
49,292,297 shares issued and outstanding as of September 30, 2016
47,194,118 shares issued and outstanding as of December 31, 2015	49,292	47,194
Additional paid-in capital	27,865,654	25,008,016
Accumulated deficit	(54,636,549)	(38,000,208)

Total stockholders' deficit	(26,721,603)	(12,944,998)

Total liabilities and stockholders' deficit	$11,439,885	$7,315,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Revenues	11,771,418	3,625,858	24,536,939	6,565,887

Costs and expenses:
Cost of sales	7,821,028	2,704,119	17,612,843	5,545,081
Selling, general and administrative expenses	2,213,849	1,146,223	5,051,835	3,181,646

Total costs and expenses	10,034,877	3,850,342	22,664,678	8,726,727

Operating income (loss)	1,736,541	(224,484)	1,872,261	(2,160,840)

Other (expense) income
Interest expense	(972,930)	(905,713)	(4,079,022)	(5,264,186)
Letter of credit fees	(61,333)	-	(164,667)	-
Change in value of warrant liability	(9,984,541)	144,595	(14,241,141)	1,461,324
Debt conversion costs	-	(161,537)	-	(1,123,380)
State income taxes	(19,561)	(7,705)	(23,772)	(35,930)

Total other (expense) income	(11,038,365)	(930,360)	(18,508,602)	(4,962,172)

Net (loss)	$(9,301,824)	$(1,154,844)	$(16,636,341)	$(7,123,012)

Net (loss) per common share - basic and diluted:	$(0.19)	$(0.02)	$(0.35)	$(0.17)

Weighted average common shares outstanding	47,918,064	46,619,367	47,546,461	41,134,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(38,000,208)	$(12,944,998)

Stock issued for interest on notes payable	329,000	329	262,871	-	263,200

Stock issued upon debt conversion	348,149	348	173,727	-	174,075

Stock issued upon warrant exercise	31,707	32	26,325	-	26,357

Stock issued upon cashless warrant exercise	1,389,323	1,389	1,427,153	-	1,428,542

Warrants issued	-	-	78,020	-	78,020

Issuance of stock options	-	-	889,542		889,542

Net loss for the period	-	-	-	(16,636,341)	(16,636,341)

Balance - September 30, 2016	49,292,297	$49,292	$27,865,654	$(54,636,549)	$(26,721,603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash flows from operating activities
Net loss	$(16,636,341)	$(7,123,012)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	967,562	611,173
Amortization of license fees	4,410	4,412
Amortization of discount of notes payable	1,282,283	3,607,645
Amortization of debt issuance costs	500,002	504,090
Amortization of customer acquisition costs	322,605	189,101
Depreciation expense	314,906	75,000
Loss (gain) on change in value of warrant liability	14,241,139	(1,461,324)
Debt conversion costs	1,096,000	1,123,380
PIK Interest	607,401	766,518
Change in assets and liabilities
(Increase) in accounts receivable	(4,280,516)	(701,992)
Decrease in inventory	1,949,996	191,099
(Increase) decrease in prepaid expenses and other assets	(20,129)	29,909
Increase in accounts payable and accrued liabilities	4,240,791	55,381
(Decrease) in deferred revenue	(2,281,760)	(465,901)
Net cash provided by (used in) operating activities	2,308,349	(2,594,521)

Cash flows used in investing activities
Purchase of property and equipment	(1,347,836)	(704,831)
Net cash used in investing activities	(1,347,836)	(704,831)

Cash flows from financing activities
Payment of convertible promissory notes	-	(3,000,000)
Proceeds from the issuance of common stock upon warrant exercise	26,357	-
Payment of equipment notes payable	(22,346)	-
Net cash provided by financing activities	4,011	(3,000,000)

Net increase (decrease) in cash and cash equivalents	964,524	(6,299,352)

Cash and cash equivalents - beginning of period	1,083,280	7,212,114

Cash and cash equivalents - end of period	$2,047,804	$912,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$279,293	$10,134
State Taxes	$23,727	$35,930

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in note payable	$103,428	$57,007
Stock Issued for interest on notes payable	$103,635	$161,580
Conversion of debt and accrued interest to equity	$-	$3,331,817
Conversion of accounts receivable to customer aquistion costs	$188,225	$-
Conversion of accrued interest to debt	$719,733	$1,104,349

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2016, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended September 30, 2016, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended September 30, 2016 and 2015, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at September 30, 2016 and December 31, 2015 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer rebates and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2016 and December 31, 2015 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2016 and December 31, 2015 approximated the carrying amount as the notes were issued during the three years ended December 31, 2015 at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2016. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2015	$5,597,011
Issuance of warrants	1,008,000
Warrants to be issued	55,200
Change in value of warrant liability	3,194,189
Balance at December 31, 2015	$9,854,400

Warrants issued	1,096,000
Warrants Exercised	(1,428,541)
Change in value of warrant liability	14,241,141
Balance at September 30, 2016	$23,763,000

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

The Company recorded customer acquisition costs totaling $188,225 through September 30, 2016 and zero during the year ended December 31, 2015. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $763,048 and $897,428 on September 30, 2016 and December 31, 2015, respectively. Amortization expense for the quarters ended September 30, 2016 and 2015 was $322,605 and $189,101 respectively.

In accordance with the terms of its customer agreements, the Company made progress billings to two customers which relate to the fabrication, delivery and installation of new equipment, which is included as deferred revenue at December 31, 2015 and was recognized as revenue during the nine months ended September 30, 2016 when the equipment was commissioned for use by the customers.

The Company recognizes revenue for product when it is delivered to the customer location.

The Company generated revenues of $24,536,939 and $6,565,887 for the nine months ended September 30, 2016 and 2015, respectively. The Company generated revenue for the quarters ended September 30, 2016 and 2015 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company recorded a valuation allowance against all of our deferred tax assets as of September 30, 2016 and December 31, 2015. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence will become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

Basic and Diluted Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2016 and 2015, because the Company incurred net losses and basic and diluted losses per common share are the same. For the nine months ended September 30, 2016, basic and diluted earnings per share approximated each other. Dilutive potential common shares as of September 30, 2016 and 2015 were approximately 60.20 million shares and 21.8 million shares, respectively. Anti-dilutive potential common shares as of September 30, 2016 and 2015 were approximately .6 million shares and 28.0 million shares, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2016 and December 31, 2015 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended September 30, 2016 and 2015, 100% of the Company’s revenue related to eight and five customers, respectively. For the nine months ended September 30, 2016 and 2015, 100% of the Company’s revenue related to eight and five customers, respectively. At September 30, 2016 and December 31, 2015, 100% of the Company’s accounts receivable related to eight and five customers, respectively.

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

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03,Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We have adopted this standard in the current presentation of the Company’s consolidated financial statements and required disclosures. By adopting this standard, the Company’s balance sheet presentation has changed as certain assets have been reclassified to a liability. The adoption does not alter the accounting for the amortization of debt issuance costs

In June, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11,Inventory (Subtopic 330): Simplifying the measurement of Inventory. The amendments in this ASU require inventory be measured at the lower of cost and net realizable value. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is intended to simplify the presentation of deferred income taxes. Deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position, and the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount remains the same. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of September 30, 2016 have been prepared assuming the Company will continue as a going concern. The Company’s outstanding convertible notes payable with its senior lender raises doubt about the Company’s ability to continue as a going concern. As of September 30, 2016, we project that we will fail to remain in compliance with certain covenants with our senior lender in the next twelve months. On November 1, 2016 an amended and restated financing agreement was executed with the senior lender, with closing subject to raising $10 Million in an equity offering. Success in securing this additional financing in order to close this amended agreement is critical. No assurances can be given that the Company will be able to complete this fund raising activity.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

During the year ended December 31, 2015, the Company began the production of equipment to be sold to its customers. As of September 30, 2016 and December 31, 2015, costs totaling $196,198 and $2,430,846, respectively, were incurred for component purchases and progress billings from subcontractors on these projects. These costs will be recorded as cost of sales as the systems are commissioned for use by the Company’s customers. The Company also held product supply inventory valued at $569,728 and $285,067 as of September 30, 2016 and December 31, 2015, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Equipment & Installation	$1,738,291	$1,113,310
Trucking Equipment	926,614	648,328
Office Equipment	27,155	27,155
Computer Equipment and Software	108,376	97,530
Total Equipment	2,800,436	1,886,323

Less: Accumulated Depreciation	(1,271,794)	(956,887)
Construction in Process	851,166	314,014
	$2,379,808	$1,243,450

The Company uses the straight-line method of depreciation over 3 to 5 years. During the nine months ended September 30, 2016 and 2015 depreciation expense charged to operations was $264,000 and $75,000, respectively.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicenses. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2015. For 2016, the Company will owe approximately $961,000 based on the current EGU’s in operation, with approximately $661,000 due in January 2017 if the Company has not received the assignment of the patents from the EERCF. For the nine months ended September 30, 2016, the Company has recorded $481,585 of royalty expense which is included in accrued expenses.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2016 or 2015.

License costs capitalized as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

License	$100,000	$100,000
Less: Accumulated Amortization	45,585	41,175
License, Net	$54,415	$58,825

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the quarters ended September 30, 2016 and 2015, amortization expense charged to operations was $4,410 and $4,410, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 7 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of September 30, 2016 and December 31, 2015:

	2016	2015

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.50 per share. The conversion ratio shall be equal to $0.75 per unit.	$294,273	$357,483

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	782,469	735,293

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,625,000	1,645,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, an is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	9,646,687	9,062,019

Total convertible notes payable before discount and debt issuance costs	12,348,429	11,799,795

Less discounts	(3,130,837)	(4,413,119)
Less debt issuance costs	(1,214,475)	(1,714,477)

Total convertible notes payable	8,003,117	5,672,199

Less Current Portion	3,960,335	2,497,114

Convertible notes payable, net of current portion	$4,042,782	$3,175,085

As of September 30, 2016, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended September 30,
2017	$3,960,335
2018	8,388,094
$12,348,429

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at the option of the holder at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2016 and 2015, was $33,390 and $197,951, respectively.

During the year ended December 31, 2015, the Company and certain holders of these notes entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $1.00 to $0.50 per unit for a period of 45 days and $0.75 thereafter; and (iii) reduce the exercise of the warrant included in the unit from $1.25 to $1.00 per share. During the year ended December 31, 2015, the holders of these notes totaling $3,112,883 converted their notes into equity of the Company. The Company has converted this balance and along with accrued interest of $124,352 into 6,474,717 shares of common stock and 1,618,680 warrants to purchase common stock. The Company recognized a non-cash inducement expense of $1,123,380 associated with these conversions as they took place during the initial 45 day period after the amendment, prior to the conversion rate resetting to $0.75. As of September 30, 2016 and December 31, 2015, total principal of $294,273 and $357,483, respectively, was outstanding on these notes to the remaining note holders that did not convert. During the nine months ended September 30, 2016, the Company and the holders of the outstanding notes have entered into amendments which (i) extend the maturity dates by 12 months from their original maturity dates; (ii) reduce the conversion price from $0.75 to $0.50 per unit; and (iii) reduce the exercise of the warrant included in the unit from $1.00 to $0.75 per share. On August 22, 2016 the Company issued 218,440 shares of common stock and 54,610 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $109,220. As of October 24, 2016, all outstanding balances on these notes were converted into equity (see Note 15).

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2016 and 2015, was $50,209 and $45,088, respectively. As of September 30, 2016 and December 31, 2015, total principal of $541,268 and $520,625, respectively, was outstanding on these notes. During the three months ended June 30, 2016, the Company and the holders of these notes have entered into amendments which (i) extend the maturity dates by six months from their original maturity dates and (ii) leave all other terms unchanged during this extension period. On August 23, 2016 the Company issued 89,132 shares of common stock and 22,383 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $44,566. As of October 24, 2016, all outstanding balances on these notes were converted into equity (see Note 15).

On June 27 and June 30, 2013, the Company converted advances payable from then related parties into convertible notes totaling $1,036,195. The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. During the year ended December 31, 2014, a total of $866,211 of these notes together with the accrued interest thereon were converted into equity of the Company, leaving one note with such then related parties outstanding. Interest expense for the nine months ended September 30, 2016 and 2015, was $20,889 and $18,591, respectively. As of September 30, 2016 and December 31, 2015, total principal of $241,201 and $214,668, respectively, was outstanding on this remaining note. As of June 30, 2016, the outstanding note reached its maturity date and has not been extended by the note holder. Such note will continue to accrue interest until converted or repaid. As of October 24, 2016, all outstanding balances on these notes were converted into equity (see Note 15).

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Subject to an allonge entered into by the noteholder agent representing this class of noteholders and the Company, the maturity date on all of these convertible notes was extended to July 31, 2018. Interest expense for the quarters ended September 30, 2016 and 2015, was $40,750 and $41,126, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended September 30, 2016 and 2015 on this discount was $114,511 and $101,555, respectively. As of September 30, 2016 and December 31, 2015, total principal of $1,625,000 was outstanding on these notes. On August 23, 2016, the Company issued 40,577 shares of common stock upon the conversion of a note with principal and accrued interest totaling $20,289.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or “PIK” for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Interest expense for the nine months ended September 30, 2016 and 2015 was $1,020,406 and $788,239, respectively. As of September 30, 2016 and December 31, 2015, total principal of $9,646,686 and $9,062,019, respectively, was outstanding on this note.

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

On November 16, 2015, the Companies entered into Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty (the “Amendment No. 2”) with the Lender. Pursuant to Amendment No. 2, the Company issued a new Senior Secured Convertible Note of $600,000 (“First New Note”) purchased by the Lender. In addition, Amendment No. 2 allows for two additional Senior Secured Convertible Notes totaling up to $1,400,000 (which together with the First New Note are referred to herein as the “New Notes”) to be purchased by Lender during 2016 subject to certain conditions being met by both parties. All the indebtedness under the New Notes shall be convertible into common stock of the Company at $0.50 per share, subject to weighted average anti-dilution adjustments to the extent that following the issuance of the New Notes, the Company issues securities or rights to acquire securities at an effective purchase price below the conversion price for the New Notes. As of January 31, 2016, the Company’s right to sell one additional New Note for $400,000 expired. The remaining $1,000,000 available with this amendment must be sold to Lender by June 30, 2016. In connection with Amendment No. 2, the Company was required to issue Drexel approximately 200,000 warrants and pay $21,000 as compensation for services rendered. This liability was settled with an amendment to the engagement letter with Drexel on February 19, 2016. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200. These costs were recorded as debt issuance costs.

On January 28, 2016, the Company entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the “Third Amended Financing Agreement”) with Lender, pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the “Letter of Credit”) to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company’s performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit (the “Letter of Credit Fee”) payable on the last day of each calendar month. No amounts were received on this letter of credit as of September 30, 2016.

Note 8 - Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of September 30, 2016 and December 31, 2015:

	Current Balance	2015

On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$46,546	$54,433

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	48,947	56,711

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	43,176	-

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	53,557	-

Total equipment notes payable	192,226	111,144

Less Current Portion	39,043	20,979

Convertible notes payable, net of current portion	$153,183	$90,165

As of September 30, 2016, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended September 30,
2017	$39,044
2018	40,897
2019	42,841
2020	44,878
2021	20,203
2022	4,363
$192,226

Note 9 - Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. The warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $7,872,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $5,199,000 and a gain for the change in value of the liability of $2,673,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $10,546,000 and a loss for the change in value of the liability of $5,347,000 was recognized. During the three months ended September 30, 2016, Drexel and its assigns exercised 1,024,929 warrants (see Note 11). A loss for the change in value of the liability of $659,686 was recognized at the times of these exercises. The value of the shares exercise, totaling $1,428,541, was recorded in Additional Paid in Capital at the time of these exercises. As of September 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $16,234,000 and a loss for the change in value of the liability of $6,456,856 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, the fair value per share stock price of $1.41 and $0.33, a risk free treasury rate for 0.88% and 0.92% and an expected volatility rate of 98.4% and 85.8% at September 30, 2016 and December 31, 2015, respectively.

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company’s common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 13 for the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,008,000. $840,000 of this amount was considered a waiver fee and was recorded as a settlement charge. $168,000 was recorded as a discount on notes payable. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,872,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,476,000 and a gain for the change in value of the liability of $396,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $2,844,000 and a loss for the change in value of the liability of $1,368,000 was recognized. As of September 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $4,608,000 and a loss for the change in value of the liability of $1,764,000 was recognized.

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the “Third Warrant”), and (ii) a Senior Secured Letter of Credit Note (the “LC Note”) to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company’s then outstanding shares of capital stock on a fully diluted basis. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,040,000. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $840,000 and a gain for the change in value of the liability of $200,000 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,580,000 and a loss for the change in value of the liability of $740,000 was recognized. As of September 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $2,540,000 and a loss for the change in value of the liability of $960,000 was recognized.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $110,400 and a loss for the change in value of the liability of $55,200 was recognized. 100,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of January 28, 2016. The fair value of the warrant liability on the issuance date for the warrants to be issued was $56,000 which was recorded as warrant issuance costs. As of March 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $126,000 and a gain for the change in value of the liability of $40,400 was recognized. As of June 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $237,000 and a loss for the change in value of the liability of $111,000 was recognized. As of September 30, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $381,000 and a loss for the change in value of the liability of $144,000 was recognized.

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

For the twelve months ended September 30
2017	$300,000
2018	300,000
2019	300,000
2020	300,000
2021	300,000
Thereafter	1,225,000
$2,725,000

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the twelve months ended September 30,
2017	$82,000
2018	73,000
2019	45,000
2020	34,000
Thereafter	-
$234,000

Rent expense was approximately $106,000 and $103,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

On August 10, 2016, the Company issued 30,361 shares of common stock upon the cashless exercise of warrants to purchase 44,917 shares of common stock for $0.35 per share based on a market value of $1.08 per share as determined under the terms of the warrant.

From August 22, 2016 through August 30, 2016 the Company issued 307,572 shares of common stock and 76,893 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $153,786, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $0.75 per share with a conversion ratio equal to $0.50 per unit.

On August 23, 2016, the Company issued 40,577 shares of common stock upon the conversion of a note with principal and accrued interest totaling $20,289, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

On September 15, 2016, the Company issued 636,064 shares of common stock upon the cashless exercise of warrants to purchase 791,744 shares of common stock for $0.35 per share based on a market value of $1.78 per share as determined under the terms of the warrant.

On September 15, 2016, the Company issued 416,836 shares of common stock upon the cashless exercise of warrants to purchase 570,750 shares of common stock for $0.48 per share based on a market value of $1.78 per share as determined under the terms of the warrant.

On September 15, 2016, the Company issued 160,674 shares of common stock upon the cashless exercise of warrants to purchase 200,000 shares of common stock for $0.35 per share based on a market value of $1.78 per share as determined under the terms of the warrant.

On September 22, 2016, the Company issued 130,207 shares of common stock upon the cashless exercise of warrants to purchase 165,810 shares of common stock for $0.35 per share based on a market value of $1.78 per share as determined under the terms of the warrant.

On September 27, 2016, the Company issued 10,305 shares of common stock upon the exercise of warrants to purchase shares of common stock for $1.00.

On September 29, 2016, the Company issued 21,402 shares of common stock upon the exercise of warrants to purchase shares of common stock for $0.75.

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

A summary of stock option activity for the quarter ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2014	5,095,458	1.70	4.5	-
Grants	2,150,000	0.55	4.6	-
Cancellations	(525,000)	-	-	-
December 31, 2015	6,720,458	1.35	3.7	-

Grants	1,475,000	0.96	4.8	-
Cancellations	(665,000)	-	-	-
September 30, 2016	7,530,458	1.29	3.5	-

Options exercisable at:
December 31, 2015	3,420,458	2.05	3.3
September 30, 2016	3,955,458	1.94	3.2

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 74.9%, and a risk free interest rate of 3%.

On November 16, 2014, the Company entered into an employment agreement with John Pavlish which terms include the issuance of stock options for the purchase of shares of the Company’s common stock in the aggregate amount of three million shares, two million of which was issued on November 16, 2014 and one million of which would be issued on November 16, 2015, in each case pursuant to the terms of the Company’s 2014 Equity Incentive Plan. The options granted are exercisable at $0.74 and $0.45 per share, respectively, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment. Based on a Black-Sholes valuation model, the value of the issued options was $910,350 and $200,360, respectively, in accordance with FASB ASC Topic 718. Compensation expense for the quarters ended September 30, 2016 and 2015 on the issued options was $163,885 and $113,794, respectively. Compensation expense for the nine months ended September 30, 2016 and 2015 on the issued options was $491,652 and $341,383, respectively.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense for the quarter ended September 30, 2016 and 2015 on the issued options was and $11,724 and $11,724, respectively. Compensation expense for the nine months ended September 30, 2016 and 2015 on the issued options was and $35,172 and $31,272, respectively

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, each then a director of the Company, under the Company’s Equity Plan. Messrs. Greenberg and Johnson remain directors of the Company. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company, and his stock option was terminated.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $19,763 in accordance with FASB ASC Topic 718.

On June 1, 2016, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Patrick Mongovan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of grant. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $28,836 in accordance with FASB ASC Topic 718.

On June 30, 2016, the Company issued nonqualified stock options to acquire 125,000 shares of the Company’s common stock to Christopher Greenberg, nonqualified stock options to acquire 75,000 shares of the Company’s common stock to Brian Johnson, and nonqualified stock options to acquire 50,000 shares of the Company’s common stock to each of Christopher Lee and Allan Grantham, current directors of the Company, under the Company’s Equity Plan. The options granted are exercisable at $0.81 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $174,902 in accordance with FASB ASC Topic 718.

On June 30, 2016, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Richard MacPherson, CEO and a current director of the Company, under the Company’s Equity Plan. The options granted are exercisable at $0.81 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options vested after such time that the closing price of the Company’s common stock is equal to or in excess of $0.80 per share for any consecutive 30 day trading period following the grant date and will expire five years after the date of the grant. Based on a Black-Sholes valuation model, these options were valued at $145,752 in accordance with FASB ASC Topic 718.

On August 31, 2016, the Company issued nonqualified stock options to acquire 750,000 shares of the Company’s common stock to Richard MacPherson, CEO and a current director of the Company, under the Company’s Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the Equity Plan. These options are to vest on a cumulative basis in accordance with the following schedule: (i) 250,000 shares at such time that the closing price of the Company's common stock is equal to or in excess of $2.00 per share for any consecutive 30 day trading period following the grant date, (ii) 250,000 shares at such time that the closing price of the Company's common stock is equal to or in excess of $3.00 per share for any consecutive 30 day trading period following the grant date, and (iii) 250,000 shares at such time that the Company's common stock is listed for trading on either the NASDAQ Stock Market or the New York Stock Exchange (including NYSE-MKT). Based on a Black-Sholes valuation model, these options were valued at $595,651 in accordance with FASB ASC Topic 718.

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

On January 28, 2016, under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the “Third Warrant”), and (ii) a Senior Secured Letter of Credit Note (the “LC Note”) to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company’s then outstanding shares of capital stock on a fully diluted basis.

On February 16, 2016, the Company entered into a 2013 Noteholder Modification Agreement (the “Noteholder Modification Agreement”) with each of the investors (through their designated Note Agent) of certain secured promissory notes issued by the Company in 2013 (the “2013 Secured Notes”). Such 2013 Secured Notes contain a most favored nations clause (“MFN”) which provides that following the Company’s completion of an equity or equity-linked new financing (each a “New Financing”), the Company shall provide each of the holders of the 2013 Secured Notes (the “Holders”) written notice thereof and a 60 day period in which to exchange the 2013 Secured Notes at a value equal to the outstanding principal balance plus accrued outstanding interest into the same securities as issued in the New Financing. Pursuant to the Noteholder Modification Agreement, which was entered into in order to resolve the differences between the parties as to the applicability of the MFN provision to the Second Amended Financing Agreement, the Company (i) agreed that the exercise price for each share of common stock purchasable with respect to the 2013 Warrants held by currently outstanding Holders be reduced to $0.35 per share of common stock (resulting in the exercise price being reduced for 2013 Warrants exercisable for 3,290,000 shares), and (ii) agreed to issue to such currently outstanding Holders of 2013 Secured Notes in the aggregate warrants to purchase up to 1,600,000 shares of common stock at $0.35 per share, exercisable at any time on or before November 15, 2020. In addition, the Noteholder Modification Agreement provided additional carveouts to the applicability of the MFN provision to certain other transactions in the future as described therein. The warrants are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Sholes valuation model, these options were valued at $495,394 in accordance with FASB ASC Topic 718 and this cost was recorded as settlement charge expense during the year ended December 31, 2015. These warrants are not included in the table of outstanding common stock warrants below.

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

On April 26, 2016, pursuant to a consulting agreement executed on that date, the Company granted MZHCI, LLC, a vested warrant with a term of three years to purchase 75,000 shares of common stock with an exercise price of $0.65 per share. Per the terms of the agreement, the Company issued MZHCI, LLC an additional warrant to purchase 75,000 shares of common stock with an exercise price of $0.90 per share 91 days after the effective date of the agreement. These warrants will each include a cashless exercise provision. Based on a Black-Sholes valuation model, the warrants issued on April 26, 2016 were valued at $19,240 in accordance with FASB ASC Topic 718. Based on a Black-Sholes valuation model, the warrants issued on July 26, 2016 were valued at $58,780 in accordance with FASB ASC Topic 718.

The following table summarizes information about common stock warrants outstanding at September 30, 2016:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

1.25	22,101		1.41	1.25	22,101	1.25
1.00	1,632,375		0.69	1.00	1,632,375	1.00
0.90	75,000		4.82	0.90	75,000	0.90
0.87	1,303,300		2.61	0.87	1,303,300	0.87
0.75	55,491		1.91	0.75	55,491	0.75
0.65	590,000		2.40	0.65	590,000	0.65
0.50	12,743,728	*	2.87	0.50	12,743,728	0.50
0.48	7,000		1.97	0.48	7,000	0.48
0.35	11,562,158	*	3.53	0.35	11,562,158	0.35
$0.50 - $3.30	27,991,153		3.00		27,991,153

Note * All warrants exercisable at $0.50 and 6,872,164 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 - Subsequent Events

On October 21, 2016, the Company issued 11,445 shares of common stock upon the exercise of warrants to purchase shares of common stock for $1.00.

On October 4, 2016 the Company granted nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Rob Rians. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Sholes valuation model, these options were valued at $88,629 in accordance with FASB ASC Topic 718.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Sholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718.

On October 24, 2016 the Company issued 2,286,209 shares of common stock and 571,557 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $1,143,101, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $0.75 per share with a conversion ratio equal to $0.50 per unit.

On November 1, 2016, AC Midwest Energy LLC (the “Lender”) deferred the principal payment due of $720,898 per the terms of the Financing Agreement until the note maturity date on July 31, 2018. This amount will be added to principal and will bear interest during this period

On November 1, 2016, the Company entered into an Amended and Restated Financing Agreement with the Lender (the “Restated Financing Agreement”). As of November 1, 2016, the outstanding aggregate principal balance owing to the Lender pursuant to the Financing Agreements was $9,646,686 per 12% senior secured convertible notes issued to the Lender and which mature on July 31, 2018 (the “AC Midwest Notes”). Pursuant to the Restated Financing Agreement, Lender, which holds various warrants to acquire shares of the Company’s common stock (the “AC Midwest Warrants”), will exercise on a cashless basis a portion of the AC Midwest Warrants for 10,000,000 shares of the Company’s common stock and exchange the AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of the AC Midwest Warrants, for (i) a new senior secured note in the principal amount of $9,646,686.08, and (ii) a subordinated unsecured note in the principal amount of $13,000,000. The completion of the transactions contemplated by the Restated Financing Agreement are subject to various conditions including but not limited to the closing by the Company of an equity offering raising at least $10.0 million of gross proceeds prior to December 31, 2016.

On November 2, 2016, the Company issued 38,651 shares of common stock upon the cashless exercise of options to purchase 50,000 shares of common stock for $0.37 per share based on a market value of $1.63 per share as determined under the terms of the option.

On November 3, 2016, the Company issued 54,783 shares of common stock upon the cashless exercise of warrants to purchase 70,000 shares of common stock for $0.35 per share based on a market value of $1.61 per share as determined under the terms of the warrant.

On November 7, 2016, the Company issued 103,500 shares of common stock upon the conversion of a note with principal and accrued interest totaling $51,750, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We remain focused on positioning the Company for short and long-term growth. In the quarter ended September 30, 2016, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. We also hired a new regional sales manager to cover the U.S. Southwest and continued to expand our employee base as we plan for future growth. As described below, we achieved substantial increases in revenues compared to the prior year. We ended the second quarter of 2016 with 20 fully operational MATS compliant EGU’s utilizing our technologies. We expect revenue growth throughout the rest of 2016 and beyond. Due to our strengthening financial position, we negotiated a debt exchange agreement with Alterna, which upon closing will reduce dilution by over 34 million shares and simplify our capital structure and we were able to work with many of our earliest investors to convert their promissory notes into equity soon after the end of the quarter. These events not only will improve our balance sheet significantly, but position the Company to further increase shareholder value well into the future.

Results of Operations

The second fiscal quarter of 2016 was a quarter of continued revenue growth and business plan execution. During the quarter, the Company saw its entire customer base continue their MATS compliance activities. During the quarter, the Company had long terms contracts on 20 EGU’s. The compliance efforts of our customer base resulted in exponential sales growth over the same period last year and positive cash flow from operations.

Revenues

Sales - We generated revenues of approximately $11,771,000 and $3,626,000 for the quarters ended September 30, 2016 and 2015, respectively and $24,537,000 and $6,566,000 for the nine months ended September 30, 2016 and 2015, respectively. Total sorbent product sales for the three months ended September 30, 2016 and 2015 were $11,453,000 and $2,387,000, respectively. Total sorbent product sales for the nine months ended September 30, 2016 and 2015 were $21,163,000 and $3,240,000, respectively. These increases from the prior year were associated with the MATS compliance activities of our customers, which began in April 2016, with all of our customers in operation by the end of the period.

Equipment sales for the three months ended September 30, 2016 and 2015 were $143,000 and $1,239,000, respectively. Equipment sales for the nine months ended September 30, 2016 and 2015 were $2,699,000 and $3,206,000, respectively. Equipment sales during 2016 are primarily related to the commissioning of one customer project that included both a front end and back end product injection systems. In 2015, equipment sales were primarily related to three front end injection systems.

Other revenues for the three months ended September 30, 2016 and 2015 were $175,000 and $0, respectively. Other revenues for the nine months ended September 30, 2016 and 2015 were $675,000 and $120,000, respectively. This increase is primarily associated with increased demonstration revenues in the three months ended March 31, 2016 from the same period in the prior year.

Cost and Expenses

Costs and expenses were $10,034,000 and $3,850,000 during the three months ended September 30, 2016 and 2015, respectively, and were $22,665,000 and $8,727,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in costs of sales during the current quarter compared to the same period in the prior year. These increases are primarily associated with the significant increase in revenues in the quarter ended September 30, 2016.

Cost of sales during the three months ended September 30, 2016 and 2015 was $7,821,000 and $2,704,000, respectively, and were $17,613,000 and $5,545,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in cost is primarily attributable to the significant increase in product sales in 2016. Direct product costs during the three months ended September 30, 2016 and 2015 was $6,328,000 and $1,363,000, respectively, and were $11,474,000 and $1,859,000 for the nine months ended September 30, 2016 and 2015, respectively.

Equipment cost of sales during the three months ended September 30, 2016 and 2015 was $115,000 and $859,000, respectively, and were $2,620,000 and $2,236,000 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the costs in the three months ended September 30, 2016 is due to the decrease in equipment sales from the same period in the prior year. The decrease in margin on equipment sales in in the nine months ended September 30, 2016 is primarily attributable to the large project that was completed during the period which was subcontracted to a third party. The Company also had increases in license costs, overhead, depreciation and amortization during the three and nine months ended September 30, 2016 from the same periods in 2015 due to the increase in business operations as its customers began MATS compliance activities in 2016.

Selling, general and administrative expenses were $2,214,000 and $1,146,000 for the quarters ended September 30, 2016 and 2015, respectively, and were $5,052,000 and $3,182,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in selling, general and administrative expenses is primarily attributed increases in sales commissions and stock based compensation associated with stock options issued to officers, directors and employees.

Other Expenses

Interest expenserelated to the financing of capital was $973,000 and $906,000 during the quarters ended September 30, 2016 and 2015, respectively, and were $4,079,000 and $5,264,000 for the nine months ended September 30, 2016 and 2015, respectively. In connection with change in the conversion terms and repayment of principal during the quarter ended March 31, 2015, per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,000 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense during that period. During the quarter ended March 31, 2016, The Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense. During the quarters ended September 30, 2016 and 2015, a loss of $9,985,000 and a gain of $145,000, respectively, on the change in value of warrant liability was recorded. During the nine months ended September 30, 2016 and 2015, a loss of $14,241,000 and a gain of $1,461,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended September 30, 2016 we had a net loss of approximately $9,302,000. For the quarter ended September 30, 2015, we had net loss of approximately $1,155,000. For the nine months ended September 30, 2016 and 2015 we had a net loss of $16,636,000 and $7,123,000, respectively.

Taxes

As of September 30, 2016, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP, as the excluded items may have significant effects on our operating results and financial condition. Additionally, our measure of Adjusted EBITDA may differ from other companies’ measure of Adjusted EBITDA. When evaluating our performance, Adjusted EBITDA should be considered with other financial performance measures, including various cash flow metrics, net income and other GAAP results. In the future, we may disclose different non-GAAP financial measures in order to help our investors and others more meaningfully evaluate and compare our future results of operations to our previously reported results of operations.

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and nine months ended September 30, 2016 and 2015, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net (loss) income	$(9,302)	$(1,155)	$(16,637)	$(7,123)

Non-GAAP adjustments:
Depreciation and amortization	249	103	642	268
Interest	973	906	4,079	5,264
State income taxes	20	8	24	36
Stock based compensation	385	280	968	612
Change in warrant liability	9,985	(145)	14,242	(1,461)
Settlement charges	-	-	-
Debt conversion costs	-	161	-	1,123
Adjusted EBITDA	$2,310	$158	$3,318	$(1,281)

We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016:

	Quarter Ended (Unaudited)
	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	(In thousands)

Net (loss) income	$(9,302)	$(8,243)	$908	$(7,138)

Non-GAAP adjustments:
Depreciation and amortization	249	229	164	123
Interest	973	1,033	2,073	950
State income taxes	20	3	1	5
Stock based compensation	385	404	179	177
Change in warrant liability	9,985	7,566	(3,309)	4,655
Settlement charges	-	-	-	1,335
Debt conversion costs	-	-	-	-
Adjusted EBITDA	$2,310	$992	$16	$107

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of September 30, 2016, our cash and cash equivalents totaled $2,048,000.

Total assets were $11,440,000 at September 30, 2016 versus $7,315,000 at December 31, 2015. The change in total assets is primarily attributable to the increases in accounts receivable, property and equipment and inventory.

Total liabilities were $38,161,000 at September 30, 2016 versus $20,260,000 at December 31, 2015. During the nine months ended September 30, 2016, the fair value of the Company’s warrant liability increased significantly. Also during this period there was an increase in current operating liabilities associated with the increased sales operations during the period.

Operating activities provided $2,308,000 of cash during the nine months ended September 30, 2016 compared to using $2,594,000 during the nine months ended September 30, 2015. The change in cash provided by operating activities is primarily attributable to the increase in revenues and gross margin during the nine months ended September 30, 2016.

Investing activities used $1,348,000 and $705,000 during the nine months ended September 30, 2016 and 2015, respectively. In 2016 and 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures.

Financing activities provided $4,000 during the nine months ended September 30, 2016 compared to using $3,000,000 during the nine months ended September 30, 2015 due to the repayment of principal of convertible promissory notes. Payments on equipment notes payable used $22,000 for the nine months ended September 30, 2016.

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

Going Concern

The accompanying consolidated financial statements as of September 30, 2016 have been prepared assuming the Company will continue as a going concern. The Company’s outstanding convertible notes payable with its senior lender raises doubt about the Company’s ability to continue as a going concern. As of September 30, 2016, we project that we will fail to remain in compliance with certain covenants with our senior lender in the next twelve months. On November 1, 2016 an amended and restated financing agreement was executed with the senior lender, with closing subject to raising $10 Million in an equity offering. Success in securing this additional financing in order to close this amended agreement is critical. No assurances can be given that the Company will be able to complete this fund raising activity.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company recorded a valuation allowance against all of our deferred tax assets as of September 30, 2016 and December 31, 2015. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence will become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 13 for changes to the terms of these warrants). During the three months ended September 30, 2016, Drexel and its assigns exercised 1,024,929 warrants (see Note 11).

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company’s common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 13 for the terms of these warrants).

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

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting, which are common to many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

Despite the existence of the material weaknesses above, we believe that the consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, we completed the installation of ERP software used to manage our business activities and increased the segregation of duties with the hiring and training of additional administrative staff. We believe that these efforts effectively strengthen our disclosure control processes and procedures.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1a - RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM - 6 EXHIBITS

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 14, 2016	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

