Form 10-K
period 2016-12-31
Midwest Energy Emissions Corp.
filed 2017-03-28
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,990,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 27, 2017 was 73,638,977.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on June 6, 2017 are incorporated by reference into Part III of this report.

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

PART I

Forward-Looking Statements

This Annual Report of Form 10-K contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

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

In November 2011, MEEC moved its corporate headquarters to Worthington, Ohio and on March 1, 2015 moved its corporate headquarters to 670 D Enterprise Drive, Lewis Center, Ohio 43035. We currently have 17 fulltime employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Regulations and Markets

The markets for mercury removal from plant emissions are largely driven by regulations (state, provincial and federal). Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as MEEC.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The new MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one year extension in cases of hardship, ruled on by State EPA’s where the plant is domiciled) from April 16, 2012, to comply with the new emission limits. The new MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, the EPA estimated that there were approximately 1,400 units affected by this new rule, approximately 1,100 existing coal-fired units and 300 oil-fired units at about 600 power stations. Since this time, we believe that of the 1100 EGUs, as many as 300 have been shuttered, or will soon be shuttered, as a result of this regulation, and due to competitive disadvantage to newer or gas-fired EGUs. We believe the remaining 600-700 EGU’s will remain competitive in the power market for the long-term foreseeable future, and make up the large mercury-emissions control market into which we sell.

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

These on-going annual operating costs increases include all functions of the MATS regulation, and not just mercury emissions reductions. It is also important to note that a number of states currently have regulations to limit mercury emissions, and these regulations remain in place.

With the adoption of the MATS rule, utilities have and will continue to explore and have conducted and will conduct numerous demonstrations of various technologies to determine which will work best to achieve the required reductions to bring each individual unit under the maximum allowed emissions rate. There are several choices of pollution control technologies available to reduce mercury emissions, but they do not all work consistently or cost-effectively for every plant design or for all of the various types of coal. The most common technology employed to reduce mercury emissions is the injection of powdered activated carbon (“PAC”) or brominated PAC (“BAC”) into the flue-gas of an EGU after the boiler itself but in front of the Electro-Static Precipitators (“ESP”). Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

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

It is thus anticipated that the large majority of the over 600 coal-fired EGUs in the U.S. will employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system will be the primary removal method or such a system will likely be employed as a supplemental system to SCR/Scrubber combinations to achieve the new emission limits.

MEEC’s Technology

Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The EERC Foundation obtained patents on this technology. MEEC has an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownerships” for the exclusive world-wide rights to the commercial application of these related patents. In our agreement with the EERC Foundation, we pay an annual license maintenance fee plus royalties on operational systems and have the right to purchase the commercial application patent rights for a payment specified in the agreement. In 2013 and 2014, EERC and MEEC negotiated significant amendments to their agreement which strengthened the existing patent rights of MEEC, eliminated certain contract provisions and compliance issues and restructured license maintenance and royalty fee schedules and issued an equity interest in MEEC to EERC. MEEC intends to purchase the patent rights in early 2017 which will eliminate ongoing license maintenance and royalty fee payments once closed.

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

In 2014, we contracted for units with four US utilities, bringing our total of EGUs under contract for MATS to 15 as of year-end 2015. Four of the EGUs that we have under contract were compliant units in 2015. Additional contract awards have been won in 2016, bringing our total number of EGUs under contract to 20.

Intellectual Property

MEEC has the rights to 30 domestic and foreign patents, pending patent applications and provisional patent applications under an agreement with the EERC Foundation. We believe that our patent position is strong in the US, Canada, China and Europe and sublicensing and enforcing these patents will be a key part of our business strategy going forward.

Business Opportunities

Our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract. With over 700 coal-fired EGUs in the U.S. affected by MATS, MEEC has a near-term business goal to achieve at least 5-10% of this available market.

In the U.S., we have won contracts on 20 EGU’s, and expect that we will conduct numerous demonstrations on prospective customer units in the coming years. We expect that our value proposition will be fully demonstrated. It is important for the utility industry to see MEEC fully demonstrating that its patented approach for mercury control at MATS levels of mercury reduction. We feel that further contract wins after 2016 and beyond will come because of the success that utilities will have in complying with MATS with us, versus our competitors offerings, all of which will be evidenced beginning this year when MATS compliance begins.

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

In China, there currently exists no specific mandate for mercury capture that demands services such as ours. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. We estimate that the China market could be many times the size of the U.S. market, and with the Minimata Convention of 2013, we are hopeful that all countries will follow the U.S. in regulating mercury emissions.

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a model of using Manufacturer Sales Representatives (“Reps”) under the leadership of its experienced Vice President of Sales, and Regional Managers of Sales. These Reps cover the entire country and are highly incentivized on a commission-only basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in the electric utility industry market.

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

Seasonality

Although our business model is generally not seasonal in nature, we have experienced some seasonal declines in the winter months due to our current customer concentration in the Southwestern United States, where many of our customers decrease capacity in such winter months. We expect this seasonality to become less of a factor as we secure customers in various geographic regions, such as Canada and other areas of the United States.

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

ITEM 1A – RISK FACTORS

In your evaluation of the Company and our business, you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this report and the other documents we file with the SEC. The following factors describe the risks and uncertainties that we consider significant to the operation of our business, but should not be considered a complete listing of all potential risks and uncertainties that could adversely affect our operating results, financial position or liquidity. Additionally, our business is subject to the same general risks and uncertainties that affect many other companies, such as but not limited to the overall economic conditions, changes in laws or accounting rules, fluctuations in interest and exchange rates or other disruptions of expected economic and business conditions.

Risks Related to our Business

We operate in a single market, mercury removal from power plant emissions, which is driven primarily by regulation. Any significant changes in mercury emission regulation could have a major impact on the Company.

The Company currently operates in a single market of mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration, but without vacatur, allowing MATS to remain in effect pending the EPA’s finding. On April 14, 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In addition, on June 13, 2016, the U.S Supreme Court denied a petition for certiorari to review the D.C. Circuit’s decision to remand without vacatur. As a result of the issuance by the EPA of its supplemental finding as described above, the Company expects MATS to remain in effect going forward. However, certain issues surrounding the MATS Rule remain subject to litigation in the D.C. Circuit and the Company is unable to predict with certainty the outcome of any such proceedings.

The results of the 2016 United States presidential and congressional elections creates regulatory uncertainty.

During the 2016 U.S. Presidential election campaign, then Presidential candidate Donald Trump broadly criticized a wide range of government regulations, voicing complaints that the U.S. is over-regulated.  He has since appointed as EPA Administrator the former Attorney General of Oklahoma, a vocal critic  of various EPA regulations who has also mounted many challenges to those regulations, including EPA’s mercury and air toxics standards (MATS).  While it remains unclear what specific actions the President may wish to pursue now that he is in office, and what actions will have the support of the U.S. Congress, the results of the 2016 Presidential and congressional elections in which the Republicans maintained control of both the House of Representatives and the Senate, does create regulatory uncertainty, especially in the environmental field.  Some industrial trade associations have suggested they may seek reconsideration of MATS by EPA. To date, EPA has not indicated publicly any intent to reconsider that rule. Any change in the MATS regulation could have a detrimental impact on our business.

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

Upon MATS becoming effective, there were roughly 1,100 coal-fired EGU’s in the U.S. With lower natural gas prices and due to regulations such as MATS, the industry has become significantly smaller. Management estimates that perhaps as much as 40% of the EGUs in the U.S. have faced, or will face, retirement due to the impact of the MATS regulation.

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

Our operations involve safety, health and environmental risks. Mercury removal from power plant emissions involves the handling, transportation, manufacture or use of certain substances or components that may be considered toxic or hazardous. Our operations entail risks such as leaks, fires, explosions, toxic releases, mechanical failures or unscheduled downtime. If operational risks materialize, they could result in injury or loss of life, damage to the environment or damage to property. Although we maintain insurance coverage, in the event we incur substantial loss or liabilities and our insurance does not cover such losses or liabilities adequately or at all, our business, results of operations and cash flows may be materially and adversely affected. In addition, the occurrence of any of such losses or liabilities could harm our reputation.

We are dependent on key customers. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.

Our customers are concentrated, so the loss of one or more key customers or a material reduction in business performed for them could significantly harm our business. In addition, there can be no assurance that such customers will not experience financial difficulties or other problems which could delay such customers in paying for product and services on a timely basis or at all. Any problems with such customers can be expected to have a material adverse impact on our results of operations and financial condition.

We are dependent on a small number of key employees. The loss of more than one of these employees could seriously impair our ability to survive as a going concern.

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

Maintaining and improving our financial controls may strain our resources and divert management’s attention.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

In our efforts to raise capital through the sale of restricted stock and convertible debt, dilution could be significant.

The mechanisms we have used to raise money have been to sell restricted stock or convertible notes, along with issuing warrants under certain circumstances, to qualified investors. Raising capital in this manner is dilutive to current stockholders and the dilution could be substantial. As of December 31, 2016, we have 73,509,663 shares of common stock outstanding of a total of 150,000,000 shares authorized by the Company. Approximately 94,000,000 shares of common stock are outstanding on a fully diluted basis as of December 31, 2016.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. Based on such evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment.

Nevertheless, we cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future.

The trading price of our common stock may be volatile.

The trading price of our shares has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. Although we believe a number of registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years, broad stock market indices in general have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

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

Many of the shares of our common stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act of 1933, as amended. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

Our common stock may be characterized as a “penny stock” under applicable SEC regulations.

Our common stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in our common stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer has approved the proposed purchaser’s account for transactions in penny stocks and has received from the purchaser an agreement to the transaction setting forth the identity and quantity of the common stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain from the person information concerning the person’s financial situation, investment experience and investment objectives, and reasonably determine that transactions in penny stocks are suitable for the person. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell his, her or its shares at any given time.

Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or for any other reason.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – PROPERTIES

We lease our corporate headquarters facility in Lewis Center, Ohio. The lease for this facility expires in February 2018, subject to our option to extend for up to three additional one year periods. In addition, we pay for the lease of a 3,800 square feet warehouse near a commercial customer in Centralia, Washington on a month-to-month basis, and we pay for the lease of a 20,000 square feet warehouse in Corsicana, Texas. The lease for this facility expires in June 2020. We also lease office space in Grand Forks, North Dakota. The lease for this facility expires in August 2018.

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

The Company common stock is quoted on the Over-The-Counter Venture Marketplace (OTCQB) under the symbol “MEEC”.

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

		Common Stock Price
2016		High	Low
First Quarter Ended	March 31	$0.65	$0.34
Second Quarter Ended	June 30	$0.98	$0.31
Third Quarter Ended	September 30	$1.93	$0.83
Fourth Quarter Ended	December 31	$1.73	$1.18

2015		High	Low
First Quarter Ended	March 31	$0.70	$0.40
Second Quarter Ended	June 30	$0.83	$0.25
Third Quarter Ended	September 30	$0.49	$0.25
Fourth Quarter Ended	December 31	$0.63	$0.33

Recent Sales of Unregistered Securities

We sold the following equity securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except sales of equity securities in which information pertaining thereto previously has been included in a quarterly report on Form 10-Q or a current report on Form 8-K:

On November 2, 2016, we issued 38,651 shares of common stock upon the cashless exercise of options to purchase 50,000 shares of common stock for $0.37 per share based on a market value of $1.63 per share as determined under the terms of the option.

On November 3, 2016, we issued 54,783 shares of common stock upon the cashless exercise of warrants to purchase 70,000 shares of common stock for $0.35 per share based on a market value of $1.61 per share as determined under the terms of the warrant.

On November 7, 2016, we issued 103,500 shares of common stock upon the conversion of a note with principal and accrued interest totaling $51,750, which bears interest at 10% per annum, and was convertible into one share of common stock with a conversion ratio equal to $0.50 per share.

On December 2, 2016, we issued 19,531 shares of common stock upon the cashless exercise of warrants to purchase 25,000 shares of common stock for $0.35 per share based on a market value of $1.60 per share as determined under the terms of the warrant.

On December 5, 2016, we issued 27,600 shares of common stock upon the cashless exercise of warrants to purchase 36,000 shares of common stock for $0.35 per share based on a market value of $1.50 per share as determined under the terms of the warrant.

On December 6, 2016, we issued 4,714 shares of common stock upon the cashless exercise of warrants to purchase 7,000 shares of common stock for $0.48 per share based on a market value of $1.47 per share as determined under the terms of the warrant.

On December 6, 2016, we issued 77,707 shares of common stock upon the cashless exercise of warrants to purchase 100,000 shares of common stock for $0.35 per share based on a market value of $1.57 per share as determined under the terms of the warrant.

On December 6, 2016, we issued 107,762 shares of common stock upon the cashless exercise of warrants to purchase 140,000 shares of common stock for $0.35 per share based on a market value of $1.52 per share as determined under the terms of the warrant.

On December 12, 2016, we issued 48,632 shares of common stock upon the exercise of warrants to purchase shares of common stock for $0.35.

On December 19, 2016, we issued 53,020 shares of common stock upon the cashless exercise of warrants to purchase 68,084 shares of common stock for $0.35 per share based on a market value of $1.582 per share as determined under the terms of the warrant.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 thereunder, and where applicable, under Section 3(a)(9) under the Securities Act of 1933, as amended.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2016 and have no program in place to buy any equity securities.

Holders

As of December 31, 2016, there were 469 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

We have not declared any dividends to date and have no current plan to do so in the foreseeable future. Pursuant to the terms of the Company’s financing agreement with AC Midwest Energy, LLC, the Company is prohibited from issuing dividends.

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2016, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding secrurities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )
Equity compensation plans approved by security holders, terminated	280,457	$14.31	0

Equity compensation plans approved by security holders	6,670,000	0.81	730,000

Equity compensation plans not approved by security holders (1)	600,000	0.58	N/A

Total	7,550,457	1.29	730,000

__________

(1) Represents individual grants of non-plan options which are fully vested and expire between December 12, 2018 and January 1, 2019.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants and remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration, but without vacatur, allowing MATS to remain in effect pending the EPA’s finding. On April 14, 2016, the EPA issued a final supplemental finding upholding the rule and concluding that a cost analysis supports the MATS rule. In addition, on June 13, 2016, the U.S Supreme Court denied a petition for certiorari to review the D.C. Circuit’s decision to remand without vacatur. As a result of the issuance by the EPA of its supplemental finding as described above, the Company expects MATS to remain in effect going forward. However, certain issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit and the Company is unable to predict with certainty the outcome of any such proceedings.

We remain focused on positioning the Company for short and long-term growth. For the year ended December 31, 2016, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. We hired a new regional sales managers to cover U.S. Southwest and Midwest and continued to expand our employee base as we plan for future growth. As described below, we achieved substantial increases in revenues compared to the prior year. We ended 2016 with 20 fully operational MATS compliant EGU’s utilizing our technologies. Due to our strengthening financial position, we negotiated a debt exchange agreement with AC Midwest Energy, LLC, which reduced dilution by over 34 million shares and simplified our capital structure and worked with many of our earliest investors to convert their promissory notes into equity just after the end of the third quarter. These events not only improve our balance sheet significantly, but position the Company to further increase shareholder value well into the future.

Results of Operations

The year ended 2016 was a year of continued revenue growth and business plan execution. The compliance efforts of our customer base resulted in exponential sales growth over the same period last year and positive cash flow from operations.

Revenues

Sales - We generated revenues of approximately $32,346,000 and $12,632,000 for the years ended December 31, 2016 and 2015.   Total sorbent product sales for the year ended December 31, 2016 and 2015 were $28,920,000 and $5,028,000, respectively. These increases from the prior year were associated with the MATS compliance activities of our customers, which began in April 2016, with our all customers in operation by the end of the year.

Equipment sales for the years ended December 31, 2016 and 2015 were $2,699,000 and $6,939,000, respectively. Equipment sales during 2016 are primarily related to the commissioning of one customer project that included both a front end and back end product injection systems. In 2015, equipment sales were related to the completion of nine equipment projects at customer sites, one of which included both a front end and back end product injection system.

Other revenues for the years ended December 31, 2016 and 2015 were $726,000 and $664,000, respectively. This increase is primarily associated with increased consulting revenues earned at current and potential customers.

Costs and Expenses

Costs and expenses were $30,288,000 and $16,321,000 during the years ended December 31, 2016 and 2015, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in costs of sales compared to the prior year. These increases are primarily associated with the significant increase in revenues for the year ended December 31, 2016.

Costs of sales were $23,030,000 and $10,765,000 for the year ended December 31, 2016 and 2015, respectively.  The increase in cost is primarily attributable to the significant increase in product sales in 2016. Equipment cost of sales during the year ended December 31, 2016 and 2015 was $2,626,000 and $5,612,000, respectively.  The decrease in the equipment costs of sales in the year ended December 31, 2016 is due to the decrease in equipment sales from the same period in the prior year.  The margin on equipment sales decreased during the year ended December 31, 2016 is primarily attributable to the large project that was completed during the year which was subcontracted to a third party with the Company receiving no margin on the project.  The Company also had increases in license costs, overhead, depreciation and amortization during the year ended December 31, 2016 compared to 2015 due to the increase in business operations as its customers began MATS compliance activities in 2016.

Selling, general and administrative expenses were $7,257,000 and $4,221,000 for the years ended December 31, 2016 and 2015.  The increase in selling, general and administrative expenses is primarily attributed to increases in salaries and wages, depreciation and amortization and stock based compensation offset by a decrease in settlement charges and license maintenance fees.

Other Expenses

Interest expense related to the financing of capital was $4,913,000 and $6,214,000 for the years ended December 31, 2016 and 2015, respectively.  In connection with change in the conversion terms and repayment of principal during the year ended December 31, 2015, per the Amendment with AC Midwest Energy, LLC, the Company incurred a loss of $2,246,000 which was primarily related to accelerated amortization of the discount on convertible notes payable and is included in interest expense during that year. During the year ended December 31, 2016, The Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense.

During the year ended December 31, 2016 and 2015 a loss of $14,681,000 and $3,194,000, respectively, on the change in value of warrant liability was recorded. During the year ended December 31, 2016 the Company recognized a gain of $407,000 on the amendment and restatement of the financing agreement with its senior lender (see Note 6 to the Consolidated Financial Statements). Also, the Company recognized non-cash inducement expenses of $1,123,000 associated with these conversions of convertible promissory notes during 2015. The conversions took place after the Company negotiated amendments which extended the terms of the notes and adjusted the conversion price.

Net Loss

Net loss for the years ended December 31, 2016 and 2015 was $16,883,000 and 14,262,000 respectively. The increased net loss is primarily attributed to a loss on the change in value of warrant liability and was offset by the increase in operating earnings and decreased interest expense from the previous year.

Taxes

Our deferred tax assets are primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. As of December 31, 2016, a benefit for income taxes of $500,000 was recorded due to sufficient evidence available to support the realization of certain tax assets in future years. The net operating loss carryforward will begin to expire in 2030.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015
	(in thousands)
Net loss	$(16,883)	$(14,262)

Non-GAAP adjustments:
Depreciation and amortization	913	391
Interest and letter of credit fees	5,139	6,214
Income taxes	(473)	41
Stock based compensation	1,159	789
Change in warrant liability	14,681	3,194
Settlement charges	-	1,335
Gain on debt restructuring	(407)	-
Debt conversion costs	-	1,123

Adjusted EBITDA	$4,129	$(1,175)

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of December 31, 2016, our cash and cash equivalents totaled $7,752,000.

Total assets were $15,878,000 at December 31, 2016 versus $7,315,000 at December 31, 2015. The change in total assets is primarily attributable to the increases in cash, accounts receivable, property and equipment.

Total liabilities were $20,849,000 at December 31, 2016 versus $20,260,000 at December 31, 2015. For the year ended December 31, 2016 there was a decrease in current liabilities associated with the recognition of deferred revenue and current portion of notes payable, which was offset by an increase in accounts payable and accrued liabilities due to the increased sales operations during the period. Long term liabilities increased during 2016 due to the increase in long term notes payable and is offset by the decrease in warrant liability. The changes to long term liabilities are the result of an amendment with our senior lender, described in Note 6 and Note 8 to the Consolidated Financial Statements.

Operating activities provided $3,226,000 of cash for the year ended December 31, 2016 compared to using $2,738,000 during the year ended December 31, 2015. The change in cash provided by operating activities is primarily attributable to the increase in revenues and gross margin during 2016.

Investing activities used $1,686,000 and $957,000 during the year ended December 31, 2016 and 2015, respectively.  In 2016 and 2015, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures.

Financing activities provided $5,129,000 during the year ended December 31, 2016 compared to using $2,434,000 during the year ended December 31, 2015. For the year ended December 31, 2016, the cash provided was due to a private placement for common stock and was offset by the repayment principal of convertible promissory notes. For the year ended December 31, 2015, the use of cash was primarily due to a repayment of principal of convertible promissory notes.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2016 or 2015.  When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 11 for changes to the terms of these warrants). During the year ended December 31, 2016, Drexel and its assigns exercised 1,060,929 warrants (see Note 10).

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company’s common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6).

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock, subject to certain anti-dilution adjustment provisions at an exercise price of $0.35 per share of common stock. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6).

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. During the year ended December 31, 2016, Drexel and its assigns exercised 95,000 warrants (see Note 10).

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Year Ended December 31, 2016

Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Financial Statements

Consolidated Balance Sheets	26

Consolidated Statements of Operations	27

Consolidated Statements of Stockholders’ Deficit

28

Consolidated Statements of Cash Flows

29

Notes to Consolidated Financial Statements

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended December 31, 2016 and 2015. Midwest Energy Emissions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

March 28, 2017

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$7,751,557	$1,083,280
Accounts receivable	3,553,096	1,150,602
Inventory	609,072	2,715,913
Prepaid expenses and other assets	199,495	161,813
Total current assets	12,113,220	5,111,608

Property and equipment, net	2,569,354	1,243,450
Deferred tax asset	500,000	-
License, net	52,945	58,825
Prepaid expenses and other assets	-	4,058
Customer acquisition costs, net	642,203	897,428
Total assets	$15,877,722	$7,315,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,363,553	$1,235,162
Deferred revenue	-	2,281,760
Current portion of notes payable	1,500,000	-
Current portion of convertible notes payable	-	2,497,114
Current portion of equipment notes payable	39,499	20,979
Customer credits	590,206	936,500
Total current liabilities	6,493,258	6,971,515

Notes payable, net of discount and issuance costs	11,678,669	-
Convertible notes payable, net of discount and issuance costs	1,142,154	3,175,085
Warrant liability	1,313,000	9,854,400
Accrued interest	78,750	169,202
Equipment notes payable	143,135	90,165
Total liabilities	20,848,966	20,260,367

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 73,509,663 shares issued and outstanding as of December 31, 2016 47,194,118 shares issued and outstanding as of December 31, 2015	73,510	47,194
Additional paid-in capital	49,838,469	25,008,016
Accumulated deficit	(54,883,223)	(38,000,208)

Total stockholders' deficit	(4,971,244)	(12,944,998)

Total liabilities and stockholders' deficit	$15,877,722	$7,315,369

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenues
Product sales	$28,920,051	$5,028,184
Equipment sales	2,699,051	6,939,412
Demonstrations and consulting services	726,438	664,323

Total revenues:	32,345,540	12,631,919

Costs and expenses:
Cost of sales	23,030,404	10,764,835
Selling, general and administrative expenses	7,257,445	4,220,606
Settlement charges	-	1,335,394

Total costs and expenses	30,287,849	16,320,835

Operating profit (loss)	2,057,691	(3,688,916)

Other income (expense)
Interest expense	(4,912,855)	(6,213,897)
Letter of credit fees	(226,000)	-
Change in value of warrant liability	(14,681,311)	(3,194,189)
Gain on debt restructuring	406,791	-
Debt conversion inducement expense	-	(1,123,380)

Total other expense	(19,413,375)	(10,531,466)

Net loss before taxes	(17,355,684)	(14,220,382)

Income tax benefit (expense)	472,669	(41,149)

Net loss	$(16,883,015)	$(14,261,531)

Net loss per common share - basic and diluted:	$(0.34)	$(0.32)

Weighted average common shares outstanding	50,646,328	44,160,298

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2014	40,228,123	$40,228	$19,113,724	$(23,738,677)	$(4,584,725)

Stock issued for interest on notes payable	335,000	335	161,245	-	161,580

Stock and warrants issued upon debt conversion	6,630,995	6,631	4,448,566	-	4,455,197

Issuance of stock options	-	-	789,087	-	789,087

Warrants to be issued	-	-	495,394	-	495,394

Net loss	-	-	-	(14,261,531)	(14,261,531)

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(38,000,208)	$(12,944,998)

Stock issued for interest on notes payable	329,000	329	262,871	-	263,200

Stock issued upon debt conversion	2,737,858	2,738	1,366,189	-	1,368,927

Stock issued upon warrant exercise	121,510	122	65,106	-	65,228

Stock issued upon cashless warrant exercise	11,734,440	11,734	9,795,110	-	9,806,844

Sale of stock, net of issuance costs	11,314,968	11,315	12,182,638	-	12,193,953

Stock issued upon cashless option exercise	77,769	78	(78)	-	-

Issuance of warrants	-	-	78,020	-	78,020

Issuance of stock options	-	-	1,080,597		1,080,597

Net loss	-	-	-	(16,883,015)	(16,883,015)

Balance - December 31, 2016	73,509,663	$73,510	$49,838,469	$(54,883,223)	$(4,971,244)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Cash flows from operating activities
Net loss	$(16,883,015)	$(14,261,531)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,158,617	789,087
Amortization of license fees	5,880	5,882
Amortization of discount of notes payable	1,625,808	4,030,201
Amortization of debt issuance costs	619,524	670,107
Amortization of customer acquisition costs	443,450	259,093
Depreciation expense	463,868	125,853
Deferred tax benefit	(500,000)	-
Loss on the change in value of warrant liability	14,681,311	3,194,189
Noncash financing expenses	1,125,000	-
Gain on debt restructuring	(406,791)	-
Debt conversion inducement expense	-	1,123,380
Noncash settlement charge expenses	-	1,335,394
PIK interest	584,667	1,324,463
Change in assets and liabilities
Increase in accounts receivable	(2,590,719)	(739,652)
Decrease in inventory	2,106,841	3,068,992
Increase in prepaid expenses and other assets	(33,624)	(11,513)
Increase (decrease) in accounts payable and accrued liabilities	3,106,992	(125,371)
Decrease in deferred revenue	(2,281,760)	(3,526,541)
Net cash provided by (used in) operating activities	3,226,049	(2,737,967)

Cash flows used in investing activities
Purchase of property and equipment	(1,686,344)	(956,605)
Net cash used in investing activities	(1,686,344)	(956,605)

Cash flows from financing activities
Payment of debt issuance costs	(98,671)	(22,688)
Payment of equity issuance costs	(1,264,009)	-
Payments of equipment notes payable	(31,938)	(11,574)
Payments on convertible promissory note	(5,000,000)	(3,000,000)
Payments on secured promissory note	(2,000,000)	-
Proceeds from the issuance of convertible promissory notes and related warrants	-	600,000
Proceeds from the issuance of common stock	13,457,962	-
Proceeds from the issuance of common stock upon warrant exercise	65,228	-
Net cash provided by (used in) financing activities	5,128,572	(2,434,262)

Net increase (decrease) in cash and cash equivalents	6,668,277	(6,128,834)

Cash and cash equivalents - beginning of year	1,083,280	7,212,114

Cash and cash equivalents - end of year	$7,751,557	$1,083,280

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$578,934	$69,489
Taxes	$27,331	$41,149

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in note payable	$103,428	$113,718
Non cash debt issuance costs	$-	$76,200
Non cash discounts on notes payable	$-	$168,000
Stock issued for interest on notes payable	$263,200	$161,580
Conversion of accounts receivable to customer acquisition costs	$188,225	$-
Conversion of debt and accrued interest to equity	$1,368,927	$3,331,817
Conversion of accrued interest to debt	$696,999	$1,324,463

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2016 and 2015, the allowance for doubtful accounts was zero.

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

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.   Management reviews the carrying value of its property and equipment for impairment on an annual basis.

Recoverability of Long-Lived and Intangible Assets

The Company has adopted ASC 360-10, Property, Plant and Equipment (“ASC 360-10”).  ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2016 and 2015, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at December 31, 2016 and December 31, 2015 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2016 and 2015 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2016 and 2015 approximated the carrying amount as the notes were issued during the years ended December 31, 2016 and 2015 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2016. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2015	$5,597,011
Issuance of warrants	1,008,000
Warrants to be issued	55,200
Change in value of warrant liability	3,194,189
Balance at December 31, 2015	$9,854,400

Issuance of warrants	1,096,000
Change in value of warrant liability	14,681,311
Warrants exercised	(9,806,844)
Warrants surrendered	(14,511,867)
Balance at December 31, 2016	$1,313,000

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $642,203 and $897,428 on December 31, 2016 and December 31, 2015, respectively. Amortization expense for the years ended December 31, 2016 and 2015 was $443,450 and $259,093, respectively.

In accordance with the terms of the its customer agreements, the Company made progress billings to four customers of $0 and $3,412,871 during the years ended December 31, 2016 and 2015, respectively, which relate to the future fabrication, delivery and installation of new equipment. During the years ended December 31, 2016 and 2015, three and nine projects totaling $2,699,051 and $6,939,412, respectively, were completed and recognized as revenue.

The Company generated revenues of $32,345,540 and $12,631,919 for the years ended December 31, 2016 and 2015, respectively.  The Company generated revenue for the years ended December 31, 2016 and 2015 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (ii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2016 or 2015. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.   There were no dilutive potential common shares as of December 31, 2016 or 2015, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2016 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For each of the years ended December 31, 2016 and 2015, 100% of the Company’s revenue related to eight customers, respectively. At both December 31, 2016 and 2015, 100% of the Company’s accounts receivable related to six and five customers, respectively.

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

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). We have adopted this standard in the current presentation of the Company’s consolidated financial statements and required disclosures. By adopting this standard, the Company’s balance sheet presentation has changed as certain assets have been reclassified to a liability. The adoption does not alter the accounting for the amortization of debt issuance costs.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is intended to simplify the presentation of deferred income taxes. Deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position, and the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount remains the same. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. During 2016, we have implemented this new standard.

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

In March, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation (Topic 718). This amendment is intended to improve and simplify the accounting for employee share-based payments including areas such as (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

Note 3 - Inventory

During the year ended December 31, 2014, the Company began the production of equipment to be sold to its customers. As of December 31, 2016 and 2015, respectively, costs totaling $0 and $2,219,476 respectively, were incurred for component purchases and progress billings from subcontractors on projects that have not yet been commissioned for use by our customers. These costs will be recorded as cost of sales at that time. The Company also held product supply inventory valued at $414,384 and $285,067 and other inventory valued at $194,688 and $211,370 as of December 31, 2016 and December 31, 2015, respectively.

Note 4 - Property and Equipment, Net

Property and equipment at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015

Equipment & Installation	$1,823,594	$1,159,298
Trucking equipment	926,614	743,605
Office equipment	27,155	27,155
Computer equipment and software	111,518	97,530
Total equipment	2,888,881	2,027,588

Less: accumulated depreciation	(1,420,755)	(956,887)
Construction in process	1,101,228	172,749
Property and equipment, net	$2,569,354	$1,243,450

The Company uses the straight-line method of depreciation over 3 to 5 years. During the years ended December 31, 2016 and 2015, depreciation expense charged to operations was $463,868 and $125,853, respectively.

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

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents.  The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter.  The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. There were no royalties due for 2015. For 2016, running royalties were $1,022,380 and $722,380 due to EERCF as of December 31, 2016.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees.  Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. This requirement ends at the time the Company pays for the assignment of the patents. There was no sublicense income in 2016 or 2015.

License costs capitalized as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

License	$100,000	$100,000
Less: accumulated amortization	47,055	41,175
License, net	$52,945	$58,825

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired.  During the period ended December 31, 2016 and 2015, amortization expense charged to operations was $5,880 and $5,882, respectively. Estimated amortization for each of the next five years is approximately $5,900.

Note 6 – Notes Payable

The Company has the following notes payable outstanding as of December 31:

	2016	2015

Unsecured convertible promissory notes which had an original term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $1.00 per share. The conversion ratio shall be equal to $0.75 per unit.	$-	$357,483

Unsecured convertible promissory notes which have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Company, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Company at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit.	-	735,293

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	1,575,000	1,645,000

Secured convertible note which matures on July 31, 2018, bear interest at 12% per annum, and is convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	-	9,062,019

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	2,646,686	-

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	-

Total convertible notes payable before discount	17,221,686	11,799,795

Less discounts	(2,587,519)	(4,413,119)

Less debt issuance costs	(313,344)	(1,714,477)

Total notes payable	14,320,823	5,672,199

Less current portion	1,500,000	2,497,114

Notes payable, net of current portion	$12,820,823	$3,175,085

As of December 31, 2016, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2017	$1,500,000
2018	4,075,000
2019	3,000,000
2020	8,646,686
$17,221,686

From April 26, 2012 to January 24, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $2,675,244.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) one share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $1.25 per share. The initial conversion ratio shall be equal to $1.00 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Interest expense for the year ended December 31, 2016 and 2015, was $56,634 and $208,676, respectively.

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

During 2016 the Company issued 2,286,209 shares of common stock and 571,557 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $1,143,101, that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $0.75 per share with a conversion ratio equal to $0.50 per unit.

From April 5 through May 10, 2013, the Company sold convertible notes to unaffiliated accredited investors totaling $405,000.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  Interest expense for the years ended December 31, 2016 and 2015, was $56,487 and $60,707, respectively.  As of December 31, 2016 and 2015, total principal of $0 and $520,625, respectively, was outstanding on these notes.

During 2016 the Company issued 1,216,701 shares of common stock and 304,177 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $608,349 that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $0.75 per share with a conversion ratio equal to $0.50 per unit.

On June 27 and June 30, 2013, the Company converted advances payable from related parties into convertible notes totaling $1,036,195.  The notes have a term of three years, bear interest at 12% per annum, and are convertible into units, where each unit consists of: (i) 1 share of common stock of the Issuer, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock of the Issuer at an exercise price of $0.75 per share. The initial conversion ratio shall be equal to $0.50 per unit. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  . Interest expense for the years ended December 31, 2016 and 2015, was $22,738 and $25,031, respectively.  As of December 31, 2016 and 2015, total principal of $0 and $214,668, respectively was outstanding on these notes.

During 2016 the Company issued 500,574 shares of common stock and 125,144 warrants to purchase shares of common stock upon the conversion of a note principal and accrued interest totaling $250,287 that bear interest at 12% per annum, and was convertible into units, where each unit consists of: (i) one share of common stock, par value $0.001 per share, and (ii) a warrant to purchase 0.25 shares of common stock at an exercise price of $0.75 per share with a conversion ratio equal to $0.50 per unit.

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, are secured by the company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.   Interest expense for the years ended December 31, 2016 and 2015, was $238,315 and $163,054, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2016 and 2015 on this discount was $152,959 and $152,541, respectively.  As of December 31, 2016 and 2015, total principal of $1,575,000 and $1,645,000, respectively, was outstanding on these notes.

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

The Note bears interest at 12% per annum, to be paid at the rate of: (i) 12% payment in kind or “PIK” for year one; (ii) 2% cash and 10% PIK for year two; and (iii) 12% all cash for years three and four. The PIK interest is paid by increasing the principal balance of the Note by the PIK amount. The Note is secured by the Company’s assets. The Note cannot be prepaid without the Lender’s consent before its second anniversary, and thereafter at 105% of the outstanding indebtedness evidenced by the Note, subject to the right of the Lender to convert the outstanding indebtedness to the Company’s common stock prior to prepayment. Principal amortization of the Note is to begin with the first quarter following the second year of the Note at the rate of 7.5% of the original principal amount per quarter and to continue each quarter thereafter, with all unpaid interest to be due at maturity. In the event of default, the interest rate on the Note will be increased by an additional 3% per annum. The Financing Agreement contains numerous affirmative obligations and negative covenants. Interest expense for the years ended December 31, 2016 and 2015 was $1,045,457 and $1,052,376, respectively. As of December 31, 2016 and 2015, total principal of $0 and $9,062,019, respectively, was outstanding on this note.

In connection with the issuance of the Note to Lender, the Company issued Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to adjustments (See Note 14). The Company also paid Lender a fee of $100,000 for issuing the loan, reimbursed it $125,000 for its legal fees and costs associated with the transactions and compensated the Placement Agent for the transaction (Drexel Hamilton, LLC, “Drexel”) for the transaction with a cash fee of $350,000 and: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (See Note 12). The Company incurred legal fees and expenses of $169,000 associated with the transaction. The total transaction costs incurred in connection with the issuance of the Note were $1,999,169, including the warrants to Drexel which were valued at $1,251,200 in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model (see Note 10). In connection with the issuance of the Amendment No. 2, the Company issued a five year warrant to the Lender to purchase up to 5,000,000 shares of common stock with an exercise price of $0.35 per share, subject to adjustments (See Note 12).

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

On January 28, 2016, the Companies entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the "Third Amended Financing Agreement") with Lender, pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the "Letter of Credit") to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company's performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit payable on the last day of each calendar month. No amounts were received on this letter of credit as of December 31, 2016. Fee expense for the years ended December 31, 2016 and 2015 was $226,000 and $0, respectively.

On November 1, 2016, the Companies entered into an Amended and Restated Financing Agreement (the “Restated Financing Agreement”) with AC Midwest, pursuant to which AC Midwest, which holds various warrants to acquire shares of the Company’s common stock (the “AC Midwest Warrants”), will exercise on a cashless basis a portion of the AC Midwest Warrants for 10,000,000 shares of the Company’s common stock and exchange the AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of the AC Midwest Warrants, for (i) a new senior secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The completion of the transactions contemplated by the Restated Financing Agreement are subject to various conditions including but not limited to the closing by the Company of an equity offering raising at least $10.0 million of gross proceeds prior to December 31, 2016.

On November 29, 2016, the Companies closed on the transactions contemplated by the Restated Financing Agreement. The Company recorded a gain of $406,791 on these transactions which is primarily related to the elimination of the warrant liability associated with the unexercised AC Midwest Warrants and is offset by the accelerated amortization of the discount and debt issuance costs associated with the AC Midwest Notes.

New AC Midwest Secured Note

The New AC Midwest Secured Note, which will mature on December 15, 2018 and be guaranteed by MES, is non-convertible and will bear interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note will be secured, like the AC Midwest Notes which will be exchanged and cancelled, by all of the assets of the Companies. Interest expense for the years ended December 31, 2016 and 2015 was $35,114 and $0, respectively. As of December 31, 2016 and 2015, total principal of $2,646,686 and $0, respectively, was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and be guaranteed by MES, is non-convertible and will bear interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and LC Note are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense for the years ended December 31, 2016 and 2015 was $71,058 and $0, respectively. As of December 31, 2016 and 2015, total principal of $13,000,000 and $0, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the years ended December 31, 2016 and 2015 was $53,622 and $0, respectively.

Note 7 – Equipment Notes Payable

	2016	2015
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$43,860	$54,433

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	46,304	56,711

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	41,483	-

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	50,987	-

Total equipment notes payable	182,634	111,144

Less Current Portion	39,499	20,979

Equipment notes payable, net of current portion	$143,135	$90,165

As of December 31, 2016, scheduled principal payments due on convertible notes payable are as follows:

For the year ended December 31,
2017	$40,000
2018	41,000
2019	43,000
2020	42,000
2021	14,000
2022	2,000
$182,000

Note 8 – Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 14 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $9,801,200. As of December 31, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $6,754,000 and a loss for the change in value of the liability of $1,944,779 was recognized. As of November 28, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $15,420,000 and a loss for the change in value of the liability of $8,666,000 was recognized. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6). The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, a risk free treasury rate for 1.38% and 1.76% and an expected volatility rate of 102.4% and 85.8% at November 28, 2016 and December 31, 2015, respectively.

On August 14, 2014, the Company also issued to Drexel: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 14 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2015, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,118,000 and a loss for the change in value of the liability of $330,210 was recognized. During 2016, 1,060,929 of these warrants were exercised and $1,474,336 was recorded as paid in capital for the shares issued. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 936,164 warrants was adjusted to $1,067,000 and a loss for the change in value of the liability of $ 1,423,336 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, a risk free treasury rate for 1.47% and 1.76% and an expected volatility rate of 112.2% and 85.8% at December 31, 2016 and 2015, respectively.

On November 16, 2015, Company issued the Lender a contingent warrant to purchase up to 5,000,000 shares of the Company’s common stock at $0.35 per share, subject to adjustments, which warrant shall be immediately exercisable for 3,600,000 shares with the balance of 1,400,000 shares exercisable proportionately to such additional Senior Convertible Notes up to $1,400,000 purchased by the Lender (see Note 14 for the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,008,000. $840,000 of this amount was considered a waiver fee and was recorded as a settlement charge. $168,000 was recorded as a discount on notes payable. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $1,872,000 and a loss for the change in value of the liability of $864,000 was recognized. As of November 28, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $4,680,000 and a loss for the change in value of the liability of $2,808,000 was recognized. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6).

On January 28, 2016, in consideration for the issuance of the Letter of Credit, the Company has agreed to issue to Lender (i) a five year warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.35 per share of common stock (the “Third Warrant”), and (ii) a Senior Secured Letter of Credit Note (the “LC Note”) to evidence any indebtedness owed by the Company arising from any draws made under the Letter of Credit. The Third Warrant shall be subject to certain anti-dilution adjustments including percentage based anti-dilution protection requiring that the aggregate number of shares of common stock purchasable upon its initial exercise not be less than an amount equal to 7.2% of the Company’s then outstanding shares of capital stock on a fully diluted basis. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for all warrants issued was $1,040,000. As of November 28, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $2,620,000 and a loss for the change in value of the liability of $1,580,000 was recognized. On November 29, 2016 the liability was relieved upon the exercise and surrender of all shares associated with this warrant (See Note 6).

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2015, per a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $110,400 and a loss for the change in value of the liability of $55,200 was recognized. 100,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of January 28, 2016. The fair value of the warrant liability on the issuance date for the warrants to be issued was $56,000 which was recorded as warrant issuance costs. During 2016, 95,000 of these warrants were exercised and $124,375 was recorded as paid in capital for the shares issued. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 205,000 warrants was adjusted to $246,000 and a loss for the change in value of the liability of $203,975 was recognized.

Note 9 – Commitments and Contingencies

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

For the year ended December 31
2017	$300,000
2018	300,000
2019	300,000
2020	300,000
2021	300,000
Thereafter	1,150,000
$2,650,000

The Company has the option to pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents, and upon doing so, the requirement to make minimum license maintenance costs ends. The Company expects to purchase the patent rights in early 2017, which will eliminate ongoing license maintenance and royalty fee payments once closed.

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011.  The Company continues to lease this space on a month to month basis under the same terms of the original lease. Rent is $1,900 monthly throughout the term of the lease.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015.  The lease provides for the option to extend the lease for up to five additional years.  Rent was abated for the first month of the lease. To date, the lease has been extended twice through February 2018. Monthly rent is $1,386 through February 2018.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the year ended December 31,
2017	$78,000
2018	65,000
2019	45,000
2020	22,500
Thereafter	-
$210,500

Rent expense was approximately $130,000 and $135,000 for the years ended December 31, 2016 and 2015, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

The Company is involved in various claims and legal proceedings arising from the normal course of business. While the ultimate liability, if any, from these proceedings is presently indeterminable, in the opinion of management, these matters should not have a material adverse effect on the Company’s consolidated financial statements.

Note 10 – Equity

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

On November 14, 2016, the Company issued 39,118 shares of common stock upon the cashless exercise of options to purchase 50,000 shares of common stock for $0.37 per share based on a market value of $1.70 per share as determined under the terms of the option.

On November 14, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”) pursuant to which the Company has agreed to sell an aggregate of 11,214,968 shares of its common stock at a price of $1.20 per share (the “Private Placement”) to the Investors for gross proceeds to the Company of $13,457,961.60. The closing of the Private Placement was subject to certain customary closing conditions and closed on November 17, 2016. On December 23, 2016, the Company filed a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock sold in the Private Placement, which was declared effective by the SEC on January 10, 2017. Oppenheimer & Co. Inc. (“Oppenheimer”) acted as the lead placement agent in the Private Placement and Feltl and Company has acted as co-placement agent in the Private Placement in consideration for which they received an aggregate cash fee of 8.0% of the gross proceeds. On November 29, 2016, Oppenheimer also received 100,000 shares of the Company’s common stock as part of its fee. The shares are being issued pursuant to the exemption from the registration requirements of the Securities Act 1933, as amended (the “1933 Act”), provided under Section 4(a)(2) thereof and pursuant to Rule 506 of Regulation D only to “accredited investors” (as defined under Rule 501(a) of the 1933 Act) based in part on the representations and warranties of the Investors.

On December 2, 2016, the Company issued 19,531 shares of common stock upon the cashless exercise of warrants to purchase 25,000 shares of common stock for $0.35 per share based on a market value of $1.60 per share as determined under the terms of the warrant.

On December 5, 2016, the Company issued 27,600 shares of common stock upon the cashless exercise of warrants to purchase 36,000 shares of common stock for $0.35 per share based on a market value of $1.50 per share as determined under the terms of the warrant.

On December 6, 2016, the Company issued 4,714 shares of common stock upon the cashless exercise of warrants to purchase 7,000 shares of common stock for $0.48 per share based on a market value of $1.47 per share as determined under the terms of the warrant.

On December 6, 2016, the Company issued 77,707 shares of common stock upon the cashless exercise of warrants to purchase 100,000 shares of common stock for $0.35 per share based on a market value of $1.57 per share as determined under the terms of the warrant.

On December 6, 2016, the Company issued 107,762 shares of common stock upon the cashless exercise of warrants to purchase 140,000 shares of common stock for $0.35 per share based on a market value of $1.52 per share as determined under the terms of the warrant.

On December 6, 2016, the Company issued 29,726 shares of common stock upon the exercise of warrants to purchase shares of common stock for $0.35.

On December 12, 2016, the Company issued 48,632 shares of common stock upon the exercise of warrants to purchase shares of common stock for $0.35.

On December 19, 2016, the Company issued 53,020 shares of common stock upon the cashless exercise of warrants to purchase 68,084 shares of common stock for $0.35 per share based on a market value of $1.582 per share as determined under the terms of the warrant.

Note 11 - Stock Based Compensation

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

On January 10, 2014, the Board of Directors of the Company approved and adopted, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 16, 2014, the Midwest Energy Emissions Corp. 2014 Equity Incentive Plan (the “2014 Equity Plan”).  The number of shares of the Company’s Common Stock that may be issued under the 2014 Equity Plan is 2,500,000 shares, subject to the adjustment for stock dividends, stock splits, recapitalizations and similar corporate events.   Eligible participants under the 2014 Equity Plan shall include officers, employees of or consultants to the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company. On October 9, 2014, the Board of Directors approved and adopted the First Amendment to the plan, subject to stockholder approval, which was obtained at the annual stockholders meeting held on November 18, 2014, which increased the number of shares issuable under the plan to 7,500,000.

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

A summary of stock option activity for the years ended December 31, 2016 and 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2014	5,095,458	1.70	4.5	-
Grants	2,150,000	0.55	4.6	-
Cancellations	(525,000)	-	-	-
December 31, 2015	6,720,458	1.35	3.7	-

Grants	1,600,000	0.99	4.6	-
Exercises	(100,000)	0.37	-	-
Expirations	(5,001)	22.00	-	-
Cancellations	(665,000)	-	-	-
December 31, 2016	7,550,457	1.29	3.2	-

Options exercisable at:
December 31, 2015	3,420,458	2.05	3.3
December 31, 2016	6,700,457	1.31	3.0

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 74.9%, and a risk free interest rate of 3%.

On January 1, 2015, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Nick Lentz. The options granted are exercisable at $0.61 per share, representing the fair market value of the common stock as of the date of grant. These options are to vest two years after the original grant date, subject to his continued employment, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $93,803 in accordance with FASB ASC Topic 718. Compensation expense on the issued options was $47,000, for the years ended December 31, 2016 and 2015.

On May 1, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Chris Greenberg, Jay Rifkin and Brian Johnson, each then a director of the Company, under the Company’s 2014 Equity Plan. Messrs. Greenberg and Johnson remain directors of the Company. The options granted are exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $30,909 in accordance with FASB ASC Topic 718. On November 9, 2015, Jay Rifkin resigned as a director of the Company, and his stock option was terminated. Compensation expense for years ended December 31, 2016 and 2015 on the issued options was $21,000 and $5,000, respectively.

On May 4, 2015, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Jay Rifkin and Brian Johnson, nonqualified stock options to acquire 50,000 shares of the Company’s common stock to Chris Lee and nonqualified stock options to acquire 75,000 shares of the Company’s common stock to Chris Greenberg, each then a director of the Company, under the Company’s 2014 Equity Plan. Other than Mr. Rifkin, each remains a director of the Company. The options are granted and exercisable at $0.67 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $74,991 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $74,991. On November 9, 2015, Jay Rifkin resigned as a director of the Company. Per the terms of the option issued, Mr. Rifkin’s stock option was terminated on February 7, 2016.

On August 14, 2015, pursuant to an agreement for separation and release effective on that date, the Company issued a five year, fully vested stock option to purchase 100,000 shares of common stock to Keith McGee. The options granted are exercisable at $0.37 per share, representing the fair market value of the common stock as of the date of grant. Based on a Black-Scholes valuation model, these options were valued at $24,050 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $24,050.

On September 11, 2015, the Company issued nonqualified stock options to acquire 250,000 shares each of the Company’s common stock to James Trettel and Marc Sylvester under the Company’s 2014 Equity Plan. The options are granted and exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $122,690 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $122,690.

On December 23, 2015, the Company issued nonqualified stock options to acquire 50,000 shares of the Company’s common stock to Richard Gross under the Company’s 2014 Equity Plan. The options are granted and exercisable at $0.59 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $19,626 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2015 on the issued options was $19,626.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, current directors of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $19,376 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $12,920.

On June 1, 2016, the Company granted nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Patrick Mongovan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of grant. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $28,836 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $28,836.

On June 30, 2016, the Company issued nonqualified stock options to acquire 125,000 shares of the Company’s common stock to Christopher Greenberg, nonqualified stock options to acquire 75,000 shares of the Company’s common stock to Christopher Lee, and nonqualified stock options to acquire 50,000 shares of the Company’s common stock to each of Brian Johnson and Allan Grantham, current directors of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.81 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $174,902 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $174,902.

On June 30, 2016, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Richard MacPherson, CEO and a current director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.81 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options vested after such time that the closing price of the Company’s common stock is equal to or in excess of $0.80 per share for any consecutive 30 day trading period following the grant date and will expire five years after the date of the grant. Based on a Black-Scholes valuation model, these options were valued at $145,752 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $145,752.

On August 31, 2016, the Company issued nonqualified stock options to acquire 750,000 shares of the Company’s common stock to Richard MacPherson, CEO and a current director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest on a cumulative basis in accordance with the following schedule: (i) 250,000 shares at such time that the closing price of the Company's common stock is equal to or in excess of $2.00 per share for any consecutive 30 day trading period following the grant date, (ii) 250,000 shares at such time that the closing price of the Company's common stock is equal to or in excess of $3.00 per share for any consecutive 30 day trading period following the grant date, and (iii) 250,000 shares at such time that the Company's common stock is listed for trading on either the NASDAQ Stock Market or the New York Stock Exchange (including NYSE-MKT). Based on a Black-Scholes valuation model, these options were valued at $595,651 in accordance with FASB ASC Topic 718. These options have not yet vested and no compensation expense has been recorded for the year ended December 31, 2016.

On October 4, 2016 the Company granted nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Rob Rians. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options are fully vested and are exercisable as of the date of the grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $88,629 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $88,629.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Scholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718. Compensation expense for the year ended December 31, 2016 on the issued options was $3,915.

Note 12 - Warrants

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

On August 14, 2014, in connection with the issuance of the Note to Lender (see Note 8), the Company issued the Lender a five year warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the following adjustments: (i) adjustment down to $0.75 per share exercise price if the Company fails to achieve EBITDA for 2015 of at least $2,500,000; and (ii) weighted average anti-dilution adjustments to the extent that following the issuance of the Note, the Company issues equity securities or rights to acquire equity securities at an effective purchase price per share of common stock below the conversion price for the Note, subject to carveouts for certain issuances by the Company. At issuance of the Warrant, the Lender shall be entitled upon any exercise of the Warrant to a number of shares of common stock in an amount at least equal to 15% of the aggregate number of then-outstanding shares of capital stock of the Company (as determined on a fully-diluted basis). In addition, if the aggregate number of Warrant Shares purchasable under the Warrant calculated at the time of the initial exercise of the Warrant is less than 15% of the outstanding shares of capital stock of the Company at the time of the initial exercise of the Warrant, the Lender’s number of Warrant Shares shall be increased by an amount of shares necessary to cause the number of Warrant Shares to represent 15% of the aggregate number of then-outstanding shares of capital stock of the Company on a fully diluted basis. The Warrant can be converted to shares of common stock through a cashless exercise at the option of the Lender. Per an amendment to the Financing Agreement on March 16, 2015, the purchase price per share was adjusted to $0.50 per share and the purchase price adjustment should the Company fail to meet certain EBITDA levels was eliminated. Per the weighted average anti-dilution adjustment provision, the number of shares to be purchased with warrant has increased to 12,743,728 shares as of December 31, 2015 due to dilutive issuances made subsequent to the issuance of these warrants.

On August 14, 2014, the Company issued to Drexel, the placement agent for the Financing Agreement (see Note 10) (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. Per the weighted average anti-dilution adjustment provision, the number of shares to be purchased with warrant has increased to 994,862 shares and 1,002,231 shares, respectively, as of December 31, 2015 due to dilutive issuances made subsequent to the issuance of these warrants. Per an amendment of the Company’s agreement with Drexel, the purchase price of both of these warrants was decreased to $0.35.

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

On February 16, 2016, the Company entered into a 2013 Noteholder Modification Agreement (the “Noteholder Modification Agreement”) with each of the investors (through their designated Note Agent) of certain secured promissory notes issued by the Company in 2013 (the “2013 Secured Notes”). Such 2013 Secured Notes contain a most favored nations clause (“MFN”) which provides that following the Company’s completion of an equity or equity-linked new financing (each a “New Financing”), the Company shall provide each of the holders of the 2013 Secured Notes (the “Holders”) written notice thereof and a 60 day period in which to exchange the 2013 Secured Notes at a value equal to the outstanding principal balance plus accrued outstanding interest into the same securities as issued in the New Financing. Pursuant to the Noteholder Modification Agreement, which was entered into in order to resolve the differences between the parties as to the applicability of the MFN provision to the Second Amended Financing Agreement, the Company (i) agreed that the exercise price for each share of common stock purchasable with respect to the 2013 Warrants held by currently outstanding Holders be reduced to $0.35 per share of common stock (resulting in the exercise price being reduced for 2013 Warrants exercisable for 3,290,000 shares), and (ii) agreed to issue to such currently outstanding Holders of 2013 Secured Notes in the aggregate warrants to purchase up to 1,600,000 shares of common stock at $0.35 per share, exercisable at any time on or before November 15, 2020. In addition, the Noteholder Modification Agreement provided additional carveouts to the applicability of the MFN provision to certain other transactions in the future as described therein. The warrants are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $495,394 in accordance with FASB ASC Topic 718 and this cost was recorded as settlement charge expense during the year ended December 31, 2015.

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

On April 26, 2016, pursuant to a consulting agreement executed on that date, the Company granted MZHCI, LLC, a vested warrant with a term of three years to purchase 75,000 shares of common stock with an exercise price of $0.65 per share. Per the terms of the agreement, the Company issued MZHCI, LLC an additional warrant to purchase 75,000 shares of common stock with an exercise price of $0.90 per share 91 days after the effective date of the agreement. These warrants will each include a cashless exercise provision. Based on a Black-Scholes valuation model, the warrants issued on April 26, 2016 were valued at $19,240 in accordance with FASB ASC Topic 718. Based on a Black-Scholes valuation model, the warrants issued on July 26, 2016 were valued at $58,780 in accordance with FASB ASC Topic 718.

The following table summarizes information about common stock warrants outstanding at December 31, 2016:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	22,101		1.15	1.25	22,101	1.25
1.00	1,618,680		0.45	1.00	1,618,680	1.00
0.90	75,000		4.57	0.90	75,000	0.90
0.87	1,303,300		2.35	0.87	1,303,300	0.87
0.75	683,415		1.80	0.65	683,415	0.65
0.65	590,000		2.15	0.50	590,000	0.50
0.35	5,444,716	*	2.63	0.35	5,444,716	0.35
$0.50 - $3.30	9,737,212		3.46		9,737,212

Note * 1,141,164 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

The breakdown of the tax benefits and provisions is as follows for the years ended December 31:

	2016	2015
Current:
Federal	$-	$-
State and local	27,331	41,149
Total Current	27,331	41,149
Deferred federal income tax benefit	(500,000)	-

Net (Benefit) Provision	$(472,669)	$41,149

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2016	2015
Computed tax at the federal statutory rate of 34%	$(5,901,000)	$(4,849,000)
Debt discounts	6,279,000	3,399,000
Stock based compensation	2,019,000
Meals and entertainment	16,000	10,000
Valuation allowance	(2,913,000)	1,440,000
Federal income tax benefit	$(500,000)	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2016	2015
Deferred tax assets:
Stock based compensation	$1,211,000	$2,907,000
Net operating loss carryforwards	5,927,000	8,303,000
Total deferred tax assets	7,138,000	11,210,000
Deferred tax liabilities:
Property and equipment	(228,000)	(3,000)
Other	(33,000)	62,000
Total deferred tax liabilites	(261,000)	59,000

Valuation Allowance	(6,377,000)	(11,269,000)

Net deferred tax asset	$500,000	$-

For the year ended December 31, 2015, the Company incurred net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

For the year ended December 31, 2016, the Company had net operating income, however, the use of net operating loss carryforwards eliminate the provision for income tax. The Company recorded a valuation allowance against all of our deferred tax assets as of December 31, 2015. As of December 31, 2016, we determined there is sufficient evidence to support the reversal of some portion of these allowances and recorded a deferred tax asset of $500,000. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, additional positive evidence will become available allowing us to reach a conclusion that a more of the valuation allowance will no longer be needed. Release of the valuation allowance results in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

At December 31, 2016, the Company had approximately $17,432,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2030.

The Company’s effective income tax rates for the years ended December 31, 2016 and 2015, respectively are different than what would be expected if the statutory rate were applied to net income before income tax expense primarily because of non-deductible change in the fair value of the warrant liability, expense charges in connection with various non-cash financing transactions and the use of net operating loss carryforwards.

Note 14 – Subsequent Events

On January 13, 2017, the Company issued 36,842 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.33 per share as determined under the terms of the warrant.

On January 18, 2017, the Company issued 36,112 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.26 per share as determined under the terms of the warrant.

On February 1, 2017, the Company issued nonqualified stock options to acquire 50,000 shares each of the Company’s common stock to Brian Johnson, Christopher Lee and Allan Grantham and nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Christopher Greenberg, each a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $233,817 in accordance with FASB ASC Topic 718.

On February 6, 2017, the Company issued 21,191 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.2785 per share as determined under the terms of the warrant.

On February 7, 2017, the Company issued 35,169 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.18 per share as determined under the terms of the warrant.

On February 9, 2017, the Board of Directors of the Company adopted the Midwest Energy Emissions Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”). The 2017 Equity Plan provides for the grant of incentive stock options (subject to applicable stockholder approval), nonqualified stock options, restricted stock awards, stock appreciation rights, restricted share units, performance awards and other type of awards described therein. Eligible recipients under the 2017 Equity Plan include the Company’s officers, directors, employees and consultants of the Company or one of its subsidiaries. The maximum number of shares of common stock that may be issued under the 2017 Equity Plan is 8,000,000. The 2017 Equity Plan will be administered by the Board or one or more committees appointed by the Board.

On February 10, 2017, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Nicholas Lentz and Johnny Battle, nonqualified stock options to acquire 50,000 shares of the Company’s common stock to John Pavlish, nonqualified stock options to acquire 150,000 shares of the Company’s common stock to Richard Gross and nonqualified stock options to acquire 500,000 shares of the Company’s common stock to James Trettel under the Company’s 2017 Equity Plan. The options granted are exercisable at $1.15 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $712,050 in accordance with FASB ASC Topic 718.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Report of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2016, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2016, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2016, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We hired a full-time Controller, completed the installation of ERP software used to manage our business activities and hired two additional administrative personnel to create a more effective internal control environment with the necessary segregation of duties.

Although we believe that these efforts effectively strengthen out disclosure control processes and procedures, our management team intends to take the following additional actions to further remediate the material weaknesses disclosed above:

•	Complete the current process of documenting necessary internal control policies;

•	Continue with the appropriate training of our personnel on our internal controls and procedures, including these remedial measures.

While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2017.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

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

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2016 and 2015

Consolidated Statements of Operations for Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/2012
10.2	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/12/2013
10.3	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/12/2013
10.4	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/12/2013
10.5	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013		8-K	12/20/2013
10.6	Amendment No. 5 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated August 14, 2014		10-Q	11/14/2014

10.7	Employment Letter Agreement between Richard H. Gross and Midwest Energy Emissions Corp. dated August 10, 2015	10-K	03/30/2016
10.8	Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated July 13, 2016	8-K	07/15/2016
10.9	Amended and Restated Employment Agreement between Marcus A. Sylvester and Midwest Energy Emissions Corp. dated March 1, 2013	10-K	03/13/2013
10.10	Employment Agreement between Jim Trettel and Midwest Energy Emissions Corp. dated January 1, 2014	10-K	03/20/2015
10.11	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014	8-K	11/20/2014
10.12	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and R. Alan Kelley dated January 1, 2014	10-K	03/30/2016
10.13	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Johnny F. Norris, Jr. dated January 1, 2014	10-K	03/30/2016
10.14	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Marcus A. Sylvester dated January 1, 2014	10-K	03/30/2016
10.15	Stock Unit Award Agreement between Midwest Energy Emissions Corp. and Richard H. Gross dated January 1, 2014	10-K	03/30/2016
10.16	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended	10-K	03/30/2016
10.17	Form of Option Award Agreement	8-K	02/05/2014
10.18	Financing Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and the AC Midwest Energy, LLC dated as of August 14, 2014	10-Q	11/14/2014
10.19	Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of August 14, 2014	10-Q	11/14/2014
10.20	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014	10-Q	11/14/2014
10.21	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014	10-Q	11/14/2014
10.22	Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy, LLC dated August 14, 2014 dated as of August 14, 2014	10-Q	11/14/2014
10.23	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014	10-Q	11/14/2014
10.24	Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of March 16, 2015	10-K	03/20/2015
10.25	Amendment No. 1 to Warrant for 12,500,000 Shares issued to AC Midwest Energy, LLC dated as of March 16, 2015	10-K	03/20/2015

10.26	Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of November 16, 2015		8-K	11/20/2015
10.27	Warrant for 5,000,000 shares issued to AC Midwest Energy LLC dated as of November 16, 2015		8-K	11/20/2015
10.28	Amendment No. 1 to Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy LLC dated as of November 16, 2015		8-K	11/20/2015
10.29	Amendment No. 3 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of January 28, 2016		8-K	02/03/2016
10.30	Warrant for 2,000,000 shares issued to AC Midwest Energy LLC dated as of January 28, 2016		8-K	02/03/2016
10.31	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016
10.32	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.33	Form of Stock Purchase Agreement		8-K	11/15/2016
10.34	Form of Registration Rights Agreement		8-K	11/15/2016
10.35	Senior Secured Note		8-K	12/02/2016
10.36	Unsecured Subordinated Note		8-K	12/02/2016
10.37	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan		8-K	02/14/2017
14.1	Code of Ethics		10-K	03/20/2015
21.1	Subsidiaries of the registrant	☒
23.1	Consent of Schneider Downs & Co., Inc.	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: March 28, 2017	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer and Director	March 28, 2017
Richard MacPherson	(Principal Executive Officer)

/s/ Richard H. Gross	Vice President and Chief Financial Officer	March 28, 2017
Richard H. Gross	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chris Greenberg	Chairman of the Board and Director	March 28, 2017
Chris Greenberg

/s/ Brian L. Johnson	Director	March 28, 2017
Brian L. Johnson

/s/ Christopher J. Lee	Director	March 28, 2017
Christopher J. Lee

/s/ Allan T. Grantham	Director	March 28, 2017
Allan T. Grantham

