Form 10-Q
period 2017-03-31
Midwest Energy Emissions Corp.
filed 2017-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

______________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 74,191,113 outstanding as of May 15, 2017.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2016 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the three months ended March 31, 2017

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,378,550	$7,751,557
Accounts receivable	2,205,739	3,553,096
Inventory	1,240,893	609,072
Prepaid expenses and other assets	201,905	199,495
Total current assets	8,027,087	12,113,220

Property and equipment, net	2,938,955	2,569,354
Deferred Tax Asset	500,000	500,000
License, net	51,475	52,945
Customer acquisition costs, net	521,359	642,203
Total assets	$12,038,876	$15,877,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$950,948	$4,363,553
Current portion of notes payable	2,125,000	1,500,000
Current portion of equipment notes payable	58,446	39,499
Customer credits	590,206	590,206
Total current liabilities	3,724,600	6,493,258

Notes payable, net of discount and issuance costs	11,208,465	11,678,669
Convertible notes payable, net of discount and issuance costs	1,185,041	1,142,154
Warrant liability	991,000	1,313,000
Accrued interest	38,750	78,750
Equipment notes payable	213,310	143,135
Total liabilities	17,361,166	20,848,966

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
73,707,128 shares issued and outstanding as of March 31, 2017
73,509,663 shares issued and outstanding as of December 31, 2016	73,707	73,510
Additional paid-in capital	50,932,511	49,838,469
Accumulated deficit	(56,328,508)	(54,883,223)

Total stockholders' deficit	(5,322,290)	(4,971,244)

Total liabilities and stockholders' deficit	$12,038,876	$15,877,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenues
Product sales	$5,284,234	$2,837,628
Equipment sales	7,160	164,400
Demonstrations and consulting services	136,000	371,283

Total revenues:	5,427,394	3,373,311

Costs and expenses:
Cost of sales	3,785,922	2,617,188
Selling, general and administrative expenses	2,694,282	1,040,590

Total costs and expenses	6,480,204	3,657,778

Operating loss	(1,052,810)	(284,467)

Other (expense) income
Interest expense	(540,475)	(2,073,144)
Letter of credit fees	(60,000)	(42,667)
Change in value of warrant liability	208,000	3,309,400

Total other (expense) income	(392,475)	1,193,589

Net (loss) income before taxes	(1,445,285)	909,122

Income tax expense	-	(828)

Net (loss) income	$(1,445,285)	$908,294

Net (loss) income per common share - basic and diluted:	$(0.02)	$0.02

Weighted average common shares outstanding	73,585,727	47,358,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2016	73,509,663	$73,510	$49,838,469	$(54,883,223)	$(4,971,244)

Stock issued upon debt conversion	51,236	51	25,567	-	25,618

Stock issued upon cashless warrant exercise	146,229	146	113,854		114,000

Issuance of stock options	-	-	954,621	-	954,621

Net loss for the period	-	-	-	(1,445,285)	(1,445,285)

Balance - March 31, 2017	73,707,128	$73,707	$50,932,511	$(56,328,508)	$(5,322,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities
Net (loss) income	$(1,445,285)	$908,294

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	954,621	179,473
Amortization of license fees	1,470	1,471
Amortization of discount of notes payable	183,859	425,870
Amortization of debt issuance costs	38,824	167,510
Amortization of customer acquisition costs	120,846	80,916
Depreciation expense	179,442	81,537
Gain on change in value of warrant liability	(208,000)	(3,309,400)
Noncash debt issuance costs	-	1,096,000
PIK Interest	-	231,001
Change in assets and liabilities
Decrease (increase) in accounts receivable	1,347,357	(406,979)
(Increase) decrease in inventory	(631,821)	15,221
(Increase) decrease in prepaid expenses and other assets	(2,410)	30,073
(Decrease) increase in accounts payable and accrued liabilities	(3,451,991)	765,572
Decrease in deferred revenue	-	(141,560)
Net cash (used in) provided by operating activities	(2,913,088)	124,999

Cash flows used in investing activities
Purchase of property and equipment	(447,842)	(725,169)
Net cash used in investing activities	(447,842)	(725,169)

Cash flows from financing activities
Payments of equipment notes payable	(12,077)	(5,162)
Net cash used in financing activities	(12,077)	(5,162)

Net decrease in cash and cash equivalents	(3,373,007)	(605,332)

Cash and cash equivalents - beginning of period	7,751,557	1,083,280

Cash and cash equivalents - end of period	$4,378,550	$477,948

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$337,813	$47,887
Taxes	$-	$828

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in equipment notes payable	$101,201	$46,492
Conversion of debt and accrued interest to equity	$25,567	$42,684
Stock issued for interest on convertible notes payable	$618	$103,635

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2017, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 2 to 5 years.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the quarters ended March 31, 2017 and 2016, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at March 31, 2017 and December 31, 2016 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2017 and December 31, 2016 due to their short-term maturities. The fair value of the convertible promissory notes payable at March 31, 2017 and December 31, 2016 approximated the carrying amount as the notes were issued during the years ended March 31, 2017 and December 31, 2016 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2017. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2017	$1,313,000
Exercise of Warrants	(114,000)
Change in value of warrant liability	(208,000)
Balance at March 31, 2017	$991,000

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments is provided for in the same period the related sales are recorded.

The Company recorded no customer acquisition costs during the quarter ended March 31, 2017 and $188,225 during the year ended December 31, 2016. The capitalized balance of customer acquisition costs was $897,428 on both March 31, 2017 and December 31, 2016. Amortization expense for the quarters ended March 31, 2017 and 2016 was $120,846 and $80,916 respectively.

The Company recognizes revenue for product when it is delivered to the customer location.

The Company generated revenues of $5,427,394 and $3,373,311 for the three months ended March 31, 2017 and 2016, respectively. The Company generated revenue for the quarters ended March 31, 2017 and 2016 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2017 and December 31, 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

Basic and Diluted Income (Loss) per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2017 because the Company incurred net losses and basic and diluted losses per common share are the same. For the three months ended March 31, 2016 basic and diluted earnings per share approximated each other. Dilutive potential common shares as of March 31, 2016 were approximately 14.4 million shares and there were approximately 45.9 million anti-dilutive potential common shares.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2017 and December 31, 2016 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended March 31, 2017 and 2016, 100% of the Company’s revenue related to eight and two customers, respectively. At March 31, 2017 and December 31, 2016, 100% of the Company’s accounts receivable related to eight and six customers, respectively.

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

In March, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation (Topic 718). This amendment is intended to improve and simplify the accounting for employee share-based payments including areas such as (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted this standard in 2017 and the impact on the Company’s consolidated financial statements was not material.

Note 3 - Inventory

Inventory at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Raw Materials	$443,784	$179,724
Finished Goods	464,036	234,660
Work In Process	333,073	194,688
Total equipment	1,240,893	609,072

Note 4 - Property and Equipment, Net

Property and equipment at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Equipment & Installation	$1,936,534	$1,823,594
Trucking equipment	1,074,505	926,614
Computer equipment and software	113,538	111,518
Office equipment	27,155	27,155
Total equipment	3,151,732	2,888,881

Less: accumulated depreciation	1,600,197	1,420,755
Construction in process	1,387,420	1,101,228
Property and equipment, net	$2,938,955	$2,569,354

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended March 31, 2017 and 2016 depreciation expense charged to operations was $179,442 and $81,537, respectively.

Note 5 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to this agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement applied to various domestic and foreign patents and patent applications.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents (See below and Note 14) or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicenses. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. In January 2017 $722,380 was paid to the EERCF for 2016 royalties, and this was accrued as of December 31, 2016.

On April 24, 2017 the Company acquired the Patent Rights for the purchase price of $2,500,000 in cash and 925,000 shares of common stock (See Note 14). Therefore, the Company has not accrued royalty expense as of March 31, 2017. As a result of the acquisition of the Patent Rights, no additional monthly license maintenance fees and annual running royalties shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

The Company is required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment of the patents. There was no sublicense income in the quarter ended March 31, 2017 or the year ended December 31, 2016, respectively.

License costs capitalized as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

License	$100,000	$100,000
Less: Accumulated Amortization	48,525	47,055
License, Net	$51,475	$52,945

The Company is currently amortizing its license to use EERCF’s patents over their estimated useful life of 17 years when acquired. During the quarters ended March 31, 2017 and 2016, amortization expense charged to operations was $1,470 and $1,471, respectively. Estimated annual amortization for each of the next five years is approximately $5,900.

Note 6 – Notes Payable

The Company has the following notes payable outstanding as of March 31, 2017 and December 31, 2016:

	2017	2016

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$1,550,000	$1,575,000

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	2,646,686	2,646,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Total notes payable before discount and debt issuance costs	17,196,686	17,221,686

Less discounts	(2,403,660)	(2,587,519)

Less debt issuance costs	(274,520)	(313,344)

Total notes payable	14,518,506	14,320,823

Less current portion	2,125,000	1,500,000

Notes payable, net of current portion	$12,393,506	$12,820,823

As of March 31, 2017, scheduled principal payments due on notes payable are as follows:

Twelve months ended March 31,
2018	2,125,000
2019	4,175,000
2020	3,000,000
2021	7,896,686
$17,196,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2017 and 2016, was $39,375 and $41,125, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended March 31, 2017 and 2016 on this discount was $37,617 and $38,032, respectively. As of March 31, 2017 and December 31, 2016, total principal of $1,550,000 and $1,575,000 was outstanding on these notes.

New AC Midwest Secured Note

On November 29, 2016 the Company closed on the transactions contemplated by a new Restated Financing Agreement entered into with AC Midwest on November 1, 2016 whereby at closing AC Midwest, which held various warrants to acquire shares of the Company’s common stock, exercised on a cashless basis a portion of its warrants for 10,000,000 shares of the Company’s common stock and exchanged previous AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of its warrants, for (i) a new secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The New AC Midwest Secured Note, which will mature on December 15, 2018 and is guaranteed by MES, is nonconvertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 on March 15, 2018, (iii) with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the quarter ended March 31, 2017 was $79,401. As of both March 31, 2017 and December 31, 2016, total principal of $2,646,686 was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the quarter ended March 31, 2017 was $196,355. As of March 31, 2017 and December 31, 2016, total principal of $13,000,000 and $13,000,000, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the quarter ended March 31, 2017 was $146,242. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. Although no amounts have yet to be drawn on the letter of credit, the letter of credit remains available.

Note 7 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of March 31, 2017 and December 31, 2016:

	Current Balance	2016
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$41,147	$43,860

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	43,633	46,304

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	39,766	41,483

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	48,385	50,987

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	57,176	-

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	41,649	-

Total equipment notes payable	271,756	182,634

Less Current Portion	58,446	39,499

Equipment notes payable, net of current portion	$213,310	$143,135

As of March 31, 2017, scheduled principal payments due on equipment notes payable are as follows:

For the year ended March 31,
2018	58,446
2019	61,240
2020	64,169
2021	57,689
2022	30,212
$271,756

Note 8 – Warrant Liability

On August 14, 2014, the Company issued to Drexel Hamilton, LLC (“Drexel”) in association with a financing transaction with AC Midwest: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender (see Note 12 for changes to the terms of these warrants). These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 936,164 warrants was adjusted to $1,067,000. During the three months ended March 31, 2017, 100,000 of these warrants were exercised and $114,000 was recorded as paid in capital for the shares issued. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $786,000 and a gain for the change in value of the liability of $167,000 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, a risk free treasury rate for 1.50% and 1.47% and an expected volatility rate of 111.8% and 112.2% at March 31, 2017 and December 31, 2016, respectively.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 205,000 warrants was adjusted to $246,000. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $205,000 and a gain for the change in value of the liability of $41,000 was recognized.

Note 9 – Commitments and Contingencies

Property Leases

On June 1, 2011, the Company entered into a lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease is currently operating on a month to month basis. Rent is $510 monthly throughout the term of the lease.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. To date, the lease has been extended twice through February 2018. Monthly rent is $1,386 through February 2018.

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $4,350 monthly throughout the term of the lease and is waived from July 1, 2016 through September 30, 2016.

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent is $3,500 monthly for the first year and decreases to $2,500 throughout the remainder of the term of the lease.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the twelve months ended March 31
2018	92,000
2019	58,000
2020	45,000
2021	11,000
Thereafter	-
$206,000

Rent expense was approximately $30,000 and $37,000 for the three months ended March 31, 2017 and 2016, respectively.

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

On March 30, 2017, the Company issued 16,915 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.21 per share as determined under the terms of the warrant.

On March 30, 2017, the Company issued 51,236 shares of common stock upon the conversion of a note with principal and accrued interest totaling $25,618, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

Note 11 - Stock Based Compensation

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

A summary of stock option activity for the quarter ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2015	6,720,458	1.35	3.7	-

Grants	1,600,000	0.99	4.6	-
Exercises	(100,000)	0.37	-	-
Expirations	(5,001)	22.00	-	-
Cancellations	(665,000)	-	-	-
December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,000,000	1.16	4.9	-
March 31, 2017	8,550,457	1.28	3.2	-

Options exercisable at:
December 31, 2016	6,700,457	1.31	3.0
March 31, 2017	7,700,457	1.29	3.1

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 112.2%, and a risk free interest rate of 3%.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, current directors of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $19,376 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended March 31, 2017 on the issued options was $4,845.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Scholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended March 31, 2017 and 2016 on the issued options was $3,909 and $0, respectively

On February 1, 2017, the Company issued nonqualified stock options to acquire 50,000 shares each of the Company’s common stock to Brian Johnson, Christopher Lee and Allan Grantham and nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Christopher Greenberg, each then a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $233,817 in accordance with FASB ASC Topic 718.

On February 9, 2017, the Board of Directors of the Company adopted the Midwest Energy Emissions Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”). The 2017 Equity Plan provides for the grant of incentive stock options (subject to applicable stockholder approval), nonqualified stock options, restricted stock awards, stock appreciation rights, restricted share units, performance awards and other type of awards described therein. Eligible recipients under the 2017 Equity Plan include the Company’s officers, directors, employees and consultants of the Company or one of its subsidiaries. The maximum number of shares of common stock that may be issued under the 2017 Equity Plan is 8,000,000. The 2017 Equity Plan will be administered by the Board or one or more committees appointed by the Board. The 2017 Equity Plan replaces the 2014 Equity Plan which was terminated by the Board of Directors on April 28, 2017.

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

Note 12 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 112.2%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

The following table summarizes information about common stock warrants outstanding at March 31, 2017:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		1.50	1.25	13,950	1.25
1.00	1,618,680		0.20	1.00	1,618,680	1.00
0.90	75,000		2.32	0.90	75,000	0.90
0.87	1,303,300		2.11	0.87	1,303,300	0.87
0.75	683,415		1.55	0.65	683,415	0.65
0.65	590,000		1.64	0.50	590,000	0.50
0.35	5,270,400	*	2.38	0.35	5,270,400	0.35
$0.50 - $3.30	9,554,745		1.87		9,554,745

Note * 1,141,164 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the quarter ended March 31, 2017, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no current provision for income taxes has been recorded. At December 31, 2016, the Company’s net operating loss carryforward was approximately $17.4 million and a deferred tax asset of $500,000 has been recorded due to sufficient evidence available to support the realization of certain tax assets in future years. Our deferred tax asset primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 14 – Subsequent Events

On April 5, 2017, the Company issued 45,488 shares of common stock upon the cashless exercise of warrants to purchase 64,444 shares of common stock for $0.35 per share based on a market value of $1.19 per share as determined under the terms of the warrant.

On April 12, 2017, the Company issued 43,200 shares of common stock upon the cashless exercise of warrants to purchase 60,000 shares of common stock for $0.35 per share based on a market value of $1.25 per share as determined under the terms of the warrant.

On April 24, 2017, the Company closed on the acquisition of all patents rights, including all patents and patents pending, domestic and foreign (the “Patent Rights”), relating to the Company’s core mercury control patented technology, which Patent Rights were acquired from EERCF (See Note 5). A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the Patent Rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of the Company, of which 628,998 shares will be issued to EERCF and 296,002 will be issued to inventors who have been designated by EERCF, such shares to be issued within 30 days of closing.

On April 27, 2017, the Company issued nonqualified stock options to acquire 125,000 shares each of the Company’s common stock to Brian Johnson and Christopher Lee under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.96 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $194,732 in accordance with FASB ASC Topic 718.

On May 2, 2017, the Company issued 345,071 shares of common stock upon the cashless exercise of warrants to purchase 500,910 shares of common stock for $0.35 per share based on a market value of $1.125 per share as determined under the terms of the warrant.

On May 3, 2017, the Company issued 50,226 shares of common stock upon the cashless exercise of warrants to purchase 72,948 shares of common stock for $0.35 per share based on a market value of $1.1237 per share as determined under the terms of the warrant.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. The Company is unable to predict how EPA will proceed, but any changes to the MATS rule could have a negative impact on our business.

We remain focused on positioning the Company for short and long-term growth. In the quarter ended March 31, 2017, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As described below, we achieved substantial increases in revenues compared to the prior year. We ended the first quarter of 2017 with 20 fully operational MATS compliant EGU’s utilizing our technologies. We expect revenue growth throughout the rest of 2017 and beyond.

Results of Operations

The first fiscal quarter of 2017 was a quarter of continued revenue growth and business plan execution. During the quarter, the Company saw its entire customer base continue their MATS compliance activities. During the quarter, the Company had long terms contracts on 20 EGU’s. The compliance efforts of our customer base resulted in exponential sales growth over the same period last year.

Revenues

Sales - We generated revenues of approximately $5,427,000 and $3,373,000 for the quarters ended March 31, 2017 and 2016. Total sorbent product sales for the three months ended March 31, 2017 and 2016 were $5,284,000 and $2,838,000, respectively. These increases from the prior year were associated with the MATS compliance activities of our customers, which in most cases began in April 2016, with all of our customers in operation by the end of the period.

Other revenues for the three months ended March 31, 2017 and 2016 were $143,000 and $536,000, respectively. The decrease in other revenue is primarily associated with decreased consulting and equipment sales revenues from first quarter 2016.

Cost and Expenses

Costs and expenses were $6,480,000 and $3,658,000 during the three months ended March 31, 2017 and 2016, respectively. The increase in costs and expenses from the prior year is primarily attributable to an increase in costs of sales during the current quarter compared to the same period in the prior year. This increase is primarily associated with the significant increase in revenues over the same quarter 2016.

Cost of sales during the three months ended March 31, 2017 and 2016 was $3,786,000 and $2,617,000, respectively. The increase in cost is primarily attributable to the significant increase in product sales in 2017. Direct product costs during the three months ended March 31, 2017 and 2016 was $2,768,000 and $1,751,000, respectively.

Selling, general and administrative expenses were $2,694,000 and $1,041,000 for the quarters ended March 31, 2017 and 2016. The increase in selling, general and administrative expenses is primarily attributed to increases in salary and benefit costs from the prior year and stock based compensation associated with stock options issued to officers, directors and employees.

Other Expenses

Interest expense related to the financing of capital was $540,000 and $2,073,000 during the quarters ended March 31, 2017 and 2016, respectively. During the quarter ended March 31, 2016, the Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense. During the quarters ended March 31, 2017 and 2016, a gain of $208,000 and a gain of $3,309,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended March 31, 2017 we had a net loss of approximately $1,445,000. For the quarter ended March 31, 2016, we had net income of approximately $908,000.

Taxes

Our deferred tax assets are primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. As of March 31, 2017, a benefit for income taxes of $500,000 was recorded due to sufficient evidence available to support the realization of certain tax assets in future years. The net operating loss carryforward will begin to expire in 2030.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters ended March 31, 2017 and 2016, respectively:

	Quarter Ended March 31,
	2017	2016
	(In thousands)

Net (loss) income	$(1,445)	$908

Non-GAAP adjustments:
Depreciation and amortization	302	164
Interest	540	2,073
State income taxes	10	1
Stock based compensation	946	179
Change in warrant liability	(208)	(3,309)

Adjusted EBITDA	$145	$16

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of March 31, 2017, our cash and cash equivalents totaled $4,379,000 versus $7,752,000 at December 31, 2016. The decrease in cash is primarily due to focusing on paying down accounts payable.

Total assets were $12,039,000 at March 31, 2017 versus $15,878,000 at December 31, 2016. The change in total assets is primarily attributable to decrease in cash and cash equivalents and accounts receivable.

Total liabilities were $17,361,000 at March 31, 2017 versus $20,849,000 at December 31, 2016. The decrease in total liabilities in primarily due to a decrease in accounts payable and accrued expenses.

Operating activities used $2,913,000 of cash during the three months ended March 31, 2017 compared to providing $125,000 during the three months ended March 31, 2016. The change in cash used by operating activities is primarily attributable to the decrease in accounts payables and accrued expenses offset by a decrease in accounts receivable.

Investing activities used $650,000 and $725,000 during the three months ended March 31, 2017 and 2016, respectively. In 2017 and 2016, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures.

Financing activities used $12,000 and $5,000 during the three months ended March 31, 2017 and 2016 respectively, due to payments on equipment notes payable.

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

Warrant Liability

On August 14, 2014, Company issued to Drexel Hamilton, the placement agent for a financing, (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share. Per an amendment of the Company’s agreement with Drexel, the purchase price of both of these warrants was decreased to $0.35 per share. During the year ended December 31, 2016, Drexel and its assigns exercised 1,060,929 warrants. During the three months ended March 31, 2017, Drexel and its assigns exercised 100,000 warrants (see Note 8).

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. During the year ended December 31, 2016, Drexel and its assigns exercised 95,000 warrants.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2016, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2017.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2017, we issued 36,842 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.33 per share as determined under the terms of the warrant.

On January 18, 2017, we issued 36,112 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.26 per share as determined under the terms of the warrant.

On February 6, 2017, we issued 21,191 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.2785 per share as determined under the terms of the warrant.

On February 7, 2017, we issued 35,169 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.18 per share as determined under the terms of the warrant.

On March 30, 2017, we issued 16,915 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.21 per share as determined under the terms of the warrant.

On March 30, 2017, we issued 51,236 shares of common stock upon the conversion of a note with principal and accrued interest totaling $25,618, that bears interest at 10% per annum, and was convertible into one share of common stock, par value $0.001 per share, with a conversion ratio equal to $0.50 per share.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and /or Rule 506 thereunder, and where applicable, under Section 3(a)(9) under the Securities Act of 1933, as amended.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 15, 2017	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

