Form 10-Q
period 2017-06-30
Midwest Energy Emissions Corp.
filed 2017-08-21
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 76,246,113 outstanding as of August 21, 2017.

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

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the six months ended June 30, 2017

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,690,701	$7,751,557
Accounts receivable	4,208,414	3,553,096
Inventory	909,057	609,072
Prepaid expenses and other assets	196,158	199,495
Total current assets	7,004,330	12,113,220

Property and equipment, net	2,890,270	2,569,354
Deferred tax asset	500,000	500,000
Patents, net	3,034,472	-
Patent rights, net	-	52,945
Customer acquisition costs, net	421,389	642,203
Total assets	$13,850,461	$15,877,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,174,868	$4,363,553
Current portion of notes payable	2,250,000	1,500,000
Current portion of equipment notes payable	59,132	39,499
Customer credits	551,750	590,206
Total current liabilities	5,035,750	6,493,258

Notes payable, net of discount and issuance costs	10,739,222	11,678,669
Convertible notes payable, net of discount and issuance costs	1,253,300	1,142,154
Warrant liability	219,000	1,313,000
Accrued interest	77,500	78,750
Equipment notes payable	198,268	143,135
Total liabilities	17,523,040	20,848,966

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 75,246,113 shares issued and outstanding as of June 30, 2017 73,509,663 shares issued and outstanding as of December 31, 2016	75,246	73,510
Additional paid-in capital	51,909,207	49,838,469
Accumulated deficit	(55,657,032)	(54,883,223)

Total stockholders' deficit	(3,672,579)	(4,971,244)

Total liabilities and stockholders' deficit	$13,850,461	$15,877,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Revenues
Product sales	7,112,722	6,872,168	12,396,956	9,709,797
Equipment sales	776,946	2,391,485	784,106	2,555,885
Demonstrations and consulting services	41,500	128,556	177,500	499,838

Total revenues:	7,931,168	9,392,209	13,358,562	12,765,520

Costs and expenses:
Cost of sales	4,995,776	7,304,197	8,781,697	9,791,816
Selling, general and administrative expenses	2,313,357	1,671,210	5,007,641	2,842,196

Total costs and expenses	7,309,133	8,975,407	13,789,338	12,634,012

Operating income (loss)	622,035	416,802	(430,776)	131,508

Other (expense) income
Interest expense	(544,918)	(1,032,949)	(1,085,393)	(3,106,093)
Letter of credit fees	(60,667)	(60,666)	(120,667)	(103,333)
Change in value of warrant liability	655,023	(7,566,000)	863,023	(4,256,600)

Total other (expense) income	49,438	(8,659,615)	(343,037)	(7,466,026)

Net income (loss)	$671,473	$(8,242,813)	$(773,813)	$(7,334,518)

Net income (loss) per common share - basic and diluted:	$0.01	$(0.17)	$(0.01)	$(0.15)

Weighted average common shares outstanding	74,493,909	47,358,618	74,051,228	47,358,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated (Deficit)	Stockholders' Deficit

Balance - December 31, 2016	73,509,663	$73,510	$49,838,469	$(54,883,223)	(4,971,244)

Stock and warrants issued upon debt conversion	51,236	51	25,567	-	25,618

Stock issued upon cashless warrant exercise	630,214	630	230,347	-	230,977

Stock issued per settlement agreement	130,000	130	60,970	-	61,100

Stock issued for the acquisition of patents rights	925,000	925	517,075	-	518,000

Issuance of stock options	-	-	1,236,783	-	1,236,783

Net loss for the period	-	-	-	(773,813)	(773,813)

Balance - June 30, 2017	75,246,113	$75,246	$51,909,211	$(55,657,036)	$(3,672,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash flows from operating activities
Net loss	$(773,813)	$(7,334,518)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,236,783	582,577
Amortization of license fees	2,940	2,942
Amortization of discount of notes payable	369,714	851,735
Amortization of debt issuance costs	76,984	334,392
Amortization of customer acquisition costs	220,816	201,758
Amortization of EERCF Patents	33,534	-
Depreciation expense	366,817	187,895
(Gain) loss on change in value of warrant liability	(863,023)	5,352,600
Settlement Expense	61,100	-
PIK Interest	-	467,892
Change in assets and liabilities
(Increase) in accounts receivable	(655,318)	(3,077,407)
(Increase) decrease in inventory	(299,985)	1,838,146
Decrease (increase) in prepaid expenses and other assets	3,337	(1,977)
(Decrease) increase in accounts payable and accrued liabilities	(2,227,879)	3,292,440
Decrease in deferred revenue	-	(2,241,928)
Net cash (used in) provided by operating activities	(2,447,993)	456,547

Cash flows used in investing activities
Purchase of property and equipment	(586,429)	(907,898)
Purchase of intellectual property	(2,500,000)	-
Net cash used in investing activities	(3,086,429)	(907,898)

Cash flows from financing activities
Payment of promissory notes	(500,000)	-
Payment of equipment notes payable	(26,434)	(12,865)
Net cash used in financing activities	(526,434)	(12,865)

Net decrease in cash and cash equivalents	(6,060,856)	(464,216)

Cash and cash equivalents - beginning of period	7,751,557	1,083,280

Cash and cash equivalents - end of period	$1,690,701	$619,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$681,687	$98,007

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$101,304	$-
Stock issued for interest on convertible notes payable	$25,618	$103,635
Stock issued for the acquisition of patents rights	$518,000	$-
Stock issued for settlement	$61,100	$-
Conversion of accounts receivable to customer aquistion costs	$-	$188,225
Equipment purchases included in notes payable	$-	$103,428

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2017, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended June 30, 2017, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended June 30, 2017 and 2016, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at June 30, 2017 and December 31, 2016 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2017 and December 31, 2016 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2017 and December 31, 2016 approximated the carrying amount as the notes were issued during the three years ended December 31, 2016 at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2017. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2017	$1,313,000
Exercise of warrants	(230,977)
Change in value of warrant liability	(863,023)
Balance at June 30, 2017	$219,000

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

The Company recorded no additions to customer acquisition costs through June 30, 2017 and the year ended December 31, 2016. The capitalized balance of customer acquisition costs, net of accumulated amortization was $421,389 and $642,203 on June 30, 2017 and December 31, 2016, respectively. Amortization expense for the six months ended June 30, 2017 and June 30 2016 was $220,816 and 201,758, respectively. Amortization expense for the quarters ended June 30, 2017 and 2016 was $99,970 and $120,845, respectively.

The Company recognizes revenue for product when it is delivered to the customer location.

The Company generated revenues of $13,358,562 and $12,765,520 for the six months ended June 30, 2017 and 2016, respectively and $7,931,168 and $9,392,209 for the quarters ended June 30, 2017 and 2016, respectively. The Company generated revenue for the six months ended June 30, 2017 and 2016 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2017 and December 31, 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

Basic and Diluted Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2017 and 2016, because the Company incurred net losses and basic and diluted losses per common share are the same. For the three months ended June 30, 2017, basic and diluted earnings per share approximated each other. Dilutive potential common shares as of June 30, 2017 and 2016 were approximately 7.7 million shares and 57.6 million shares, respectively. Anti-dilutive potential common shares as of June 30, 2017 and 2016 were approximately 11.9 million shares and 3.5 million shares, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2017 and December 31, 2016 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended June 30, 2017 and 2016, 100% of the Company’s revenue related to seven customers. For the six months ended June 30, 2017 and 2016, 100% of the Company’s revenue related to eight customers. At June 30, 2017 and December 31, 2016, 100% of the Company’s accounts receivable related to seven and six customers, respectively.

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

Note 3 - Inventory

Inventory at June 30, 2017 and December 31, 2016 are as follows:

	June 30	December 31
	2017	2016

Raw Materials	$339,920	$179,724
Finished Goods	483,542	234,660
Work In Process	85,595	194,688
Total equipment	$909,057	$609,072

Note 4 - Property and Equipment, Net

Property and equipment at June 30, 2017 and December 31, 2016 are as follows:

	June 30	December 31
	2017	2016

Equipment & Installation	$1,942,552	$1,823,594
Trucking equipment	1,103,314	926,614
Computer equipment and software	112,332	111,518
Office equipment	28,361	27,155
Total equipment	3,186,559	2,888,881

Less: accumulated depreciation	1,787,572	1,420,755
Construction in process	1,491,283	1,101,228
Property and equipment, net	$2,890,270	$2,569,354

The Company uses the straight-line method of depreciation over 2 to 5 years. Depreciation expense for the six months ended June 30, 2017 and 2016 was $366,817 and $187,895, respectively. Depreciation expense for the quarters ended June 30, 2017 and 2016 was $187,375 and $106,120, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense recorded as cost of sales were $349,447 and $184,017, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense recorded as sales, general and administrative expenses were $17,370 and $3,878, respectively.

Note 5 - License Agreement

On January 15, 2009, the Company entered into an "Exclusive Patent and Know-How License Agreement Including Transfer of Ownership" (the “License Agreement”) with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the License Agreement, the Company had been granted an exclusive license by EERCF with respect to certain patented technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to the License Agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. The License Agreement applied to various domestic and foreign patents and patent applications which has formed the basis of the Company’s mercury control technology.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents (see below). The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicenses. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. In January 2017 $722,380 was paid to the EERCF for 2016 royalties, and this was accrued as of December 31, 2016.

On April 24, 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. Therefore, the Company has not accrued royalty expense as of June 30, 2017. As a result of the acquisition of the patent rights, no additional monthly license maintenance fees and annual running royalties shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income in the quarter ended June 30, 2017 or the year ended December 31, 2016, respectively.

License and patent costs capitalized as of June 30, 2017 and December 31, 2016 are as follows:

	June 30	December 31
	2017	2016

Patents	$3,068,985	$-
License	-	100,000
Less: Accumulated Amortization	(34,513)	(47,055)
License, Net	$3,034,472	$52,945

The Company is currently amortizing its patents over their estimated useful life of 15 years. Amortization expense for the six months ended June 30, 2017 and 2016 was $36,473 and $2,942, respectively. Amortization expense for the quarters ended June 30, 2017 and 2016 was $35,003 and $1,470, respectively. Estimated annual amortization for each of the next five years is approximately $207,080.

Note 6 – Notes Payable

The Company has the following convertible notes payable outstanding as of June 30, 2017 and December 31, 2016:

	2017	2016

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$1,550,000	$1,575,000

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	2,146,686	2,646,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Total notes payable before discount and debt issuance costs	16,696,686	17,221,686

Less discounts	(2,217,803)	(2,587,519)
Less debt issuance costs	(236,361)	(313,344)

Total notes payable	14,242,522	14,320,823

Less current portion	2,250,000	1,500,000

Notes payable, net of current portion	$11,992,522	$12,820,823

As of June 30, 2017, scheduled principal payments due on notes payable are as follows:

Twelve months ended June 30,
2018	$2,250,000
2019	4,300,000
2020	3,000,000
2021	7,146,686
$16,696,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2017 and 2016, was $78,125 and $82,250, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the six months ended June 30, 2017 and 2016 on this discount was $75,606 and $76,061, respectively. As of June 30, 2017 and December 31, 2016, total principal of $1,550,000 and $1,575,000 was outstanding on these notes.

New AC Midwest Secured Note

On November 29, 2016 the Company closed on the transactions contemplated by a new Restated Financing Agreement entered into with AC Midwest on November 1, 2016 whereby at closing AC Midwest, which held various warrants to acquire shares of the Company’s common stock, exercised on a cashless basis a portion of its warrants for 10,000,000 shares of the Company’s common stock and exchanged previous AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of its warrants, for (i) a new secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The New AC Midwest Secured Note, which will mature on December 15, 2018 and is guaranteed by MES, is nonconvertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 on March 15, 2018, (iii) with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the six months ended June 30, 2017 was $157,017. As of June 30, 2017 and December 31, 2016, total principal of $2,146,686 and $2,646,686 was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the quarter ended March 31, 2017 was $196,355. As of March 31, 2017 and December 31, 2016, total principal of $13,000,000 and $13,000,000, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the six months ended June 30, 2017 was $294,110. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. Although no amounts have yet to be drawn on the letter of credit, the letter of credit remains available.

Note 7 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of June 30, 2017 and December 31, 2016:

	2017	2016
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$38,405	$43,860

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	40,934	46,304

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	38,025	41,483

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	45,751	50,987

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	54,528	-

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	39,757	-

Total equipment notes payable	257,400	182,634

Less Current Portion	59,132	39,499

Equipment notes payable, net of current portion	$198,268	$143,135

As of June 30, 2017, scheduled principal payments due on equipment notes payable are as follows:

For the year ended June 30,
2018	$59,132
2019	61,959
2020	64,923
2021	50,968
2022	20,418
$257,400

Note 8 – Warrant Liability

On August 14, 2014, the Company issued to Drexel Hamilton, LLC (“Drexel”) in association with a financing transaction with AC Midwest: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. On February 19, 2016, the exercise price of both of these warrants was reduced to $0.35. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 936,164 warrants was adjusted to $1,067,000. During the six months ended June 30, 2017, 224,444 of these warrants were exercised and $230,977 was recorded as paid in capital for the shares issued. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $786,000 and a gain for the change in value of the liability of $167,000 was recognized. As of June 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $164,000 and a gain for the change in value of the liability of $505,023 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, a risk free treasury rate for 1.55% and 1.47% and an expected volatility rate of 96.6% and 112.2% at June 30, 2017 and December 31, 2016, respectively.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 205,000 warrants was adjusted to $246,000. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $205,000 and a gain for the change in value of the liability of $41,000 was recognized. .As of June 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $55,000 and a gain for the change in value of the liability of $150,000 was recognized.

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

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease and is waived from July 1, 2016 through September 30, 2016. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $881.79.

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent is $3,500 monthly for the first year and decreases to $2,500 throughout the remainder of the term of the lease.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the twelve months ended June 30
2018	$86,000
2019	50,000
2020	45,000
$181,000

Rent expense was approximately $55,000 and $70,000 for the six months ended June 30, 2017 and 2016, respectively.

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

On February 6, 2017, the Company issued 21,191 shares of common stock upon the cashless exercise of warrants to purchase 29,179 shares of common stock for $0.35 per share based on a market value of $1.2785 per share as determined under the terms of the warrant.

On February 7, 2017, the Company issued 35,169 shares of common stock upon the cashless exercise of warrants to purchase 50,000 shares of common stock for $0.35 per share based on a market value of $1.18 per share as determined under the terms of the warrant.

On March 30, 2017, the Company issued 16,915 shares of common stock upon the cashless exercise of warrants to purchase 24,316 shares of common stock for $0.35 per share based on a market value of $1.21 per share as determined under the terms of the warrant.

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

On May 16, 2017, the Company issued 130,000 shares of common stock pursuant to a Settlement Agreement with two unrelated third parties which shares were valued at $0.47 per share based on the market value as of May 16, 2017.

Effective as of April 24, 2017, the Company issued 925,000 shares of common stock in connection with the closing on the acquisition of certain patent rights from Energy & Environmental Research Center Foundation (“EERCF”) for the purchase price of $2,500,000 paid to EERCF in cash, 628,998 shares of common stock to EERCF and 296,002 shares to inventors designated by EERCF. The shares issued were valued at $0.56 per share, representing the value as of the closing date.

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

On February 9, 2017, the Board of Directors of the Company adopted the Midwest Energy Emissions Corp. 2017 Equity Incentive Plan (the “2017 Equity Plan”), which was approved by stockholders at the annual stockholders meeting held on June 6, 2017. The 2017 Equity Plan provides for the grant of incentive stock options (subject to applicable stockholder approval), nonqualified stock options, restricted stock awards, stock appreciation rights, restricted share units, performance awards and other type of awards described therein. Eligible recipients under the 2017 Equity Plan include the Company’s officers, directors, employees and consultants of the Company or one of its subsidiaries. The maximum number of shares of common stock that may be issued under the 2017 Equity Plan is 8,000,000. The 2017 Equity Plan will be administered by the Board or one or more committees appointed by the Board. The 2017 Equity Plan replaces the 2014 Equity Plan which was terminated by the Board of Directors on April 28, 2017.

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

A summary of stock option activity for the quarter ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2015	6,720,458	1.35	3.7	-

Grants	1,600,000	0.99	4.6	-
Exercises	(100,000)	0.37	-	-
Expirations	(5,001)	22.00	-	-
Cancellations	(665,000)	-	-	-
December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,350,000	1.11	4.7	-
June 30, 2017	8,900,457	1.26	3.0	-

Options exercisable at:
December 31, 2016	6,700,457	1.31	3.0
June 30, 2017	8,125,457	1.27	2.9

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 112.2%, and a risk free interest rate of 3%.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, each then a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. On April 27, 2017 Brian Johnson and Christopher Lee resigned as directors of the Company. The options granted to them remain exercisable for 90 days following their resignation after which such options shall terminate. Based on a Black-Scholes valuation model, these options were valued at $19,376 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended June 30, 2017 and 2016 on the issued options was $1,615 and $3,230, respectively. Compensation expense for the six months ended June 30, 2017 and 2016 on the issued options was $6,460 and $3,230, respectively.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Scholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended June 30, 2017 and 2016 on the issued options was $3,909 and $0, respectively. Compensation expense for the six months ended June 30, 2017 and 2016 on the issued options was $7,818 and $0, respectively.

On February 1, 2017, the Company issued nonqualified stock options to acquire 50,000 shares each of the Company’s common stock to Brian Johnson, Christopher Lee and Allan Grantham and nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Christopher Greenberg, each then a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. As a result of the resignations of Brian Johnson and Christopher Lee on April 27, 2017, the options granted to them remain exercisable for 90 days following their resignation after which such options shall terminate. Based on a Black-Scholes valuation model, these options were valued at $233,817 in accordance with FASB ASC Topic 718.

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

On April 27, 2017, the Company issued nonqualified stock options to acquire 125,000 shares each of the Company’s common stocks to Brian Johnson and Christopher Lee under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.96 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2017 Equity Plan. Notwithstanding their resignations as directors, the options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $194,732 in accordance with FASB ASC Topic 718.

On June 1, 2017, the Company issued nonqualified stock options to acquire 100,000 shares each of the Company’s common stock to Patrick under the Company’s 2017 Equity Plan. The options granted are exercisable at $1.01 per share, which is greater than the fair market value of the common stock on the date of grant and represents the fair market value of the common stock on March 1, 2017. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $81,903 in accordance with FASB ASC Topic 718.

Note 12 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 96.6%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

The following table summarizes information about common stock warrants outstanding at June 30, 2017:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		1.25	1.25	13,950	1.25
1.00	366,870		0.01	1.00	366,870	1.00
0.90	75,000		2.07	0.90	75,000	0.90
0.87	1,303,300		1.86	0.87	1,303,300	0.87
0.75	683,415		1.31	0.75	683,415	0.75
0.65	590,000		1.39	0.65	590,000	0.65
0.35	4,572,098	*	1.94	0.35	4,572,098	0.35
	7,604,633		1.74		7,604,633

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the quarter ended June 30, 2017, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no current provision for income taxes has been recorded. At June 30, 2016, the Company’s net operating loss carryforward was approximately $15.9 million and a deferred tax asset of $500,000 has been recorded due to sufficient evidence available to support the realization of certain tax assets in future years. Our deferred tax asset primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. The net operating loss carryforward will begin to expire in 2030.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 14 – Subsequent Events

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, the Company issued 1,000,000 shares of common stock to Dathna Partners, LLC which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The shares issued were valued at $0.37 per share, representing the value as of the issuance date.

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

We remain focused on positioning the Company for short and long-term growth. In the six months ended June 30, 2017, we focused on continual operational improvement at our customer sites.  We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations.  As described below, we achieved substantial increases in product sales revenues compared to the prior year  on our now 20 fully operational MATS compliant EGU’s  under contract.  On April 24, 2017 the Company acquired the Patent Rights from the EERCF for a purchase price of $2,500,000 in cash and 925,000 shares of common stock.  This acquisition positions the Company to continue its growth across North America, including the licensing of systems using a two-part process here in the United States and Canada.

Results of Operations

Revenues

Sales - We generated revenues of approximately $7,931,000 and $9,392,000 for the quarters ended June 30, 2017 and 2016, respectively and $13,359,000 and $12,766,000 for the six months ended June 30, 2017 and 2016, respectively. Total sorbent product sales for the three months ended June 30, 2017 and 2016 were $7,113,000 and $6,872,000, respectively. Total sorbent product sales for the six months ended June 30, 2017 and 2016 were $12,397,000 and $9,710,000, respectively. These increases from the prior year were associated with the MATS compliance activities of our customers, which began in April 2016, with all of our customers in operation by the end of the period.

Equipment sales for the three months ended June 30, 2017 and 2016 were $777,000 and $2,391,000, respectively. Equipment sales for the six months ended June 30, 2017 and 2016 were $784,000 and $2,556,000, respectively. In 2017, equipment sales were primarily related to one front end injection system. Equipment sales during 2016 were primarily related to the commissioning of one customer project that included both a front end and back end product injection systems.

Other revenues for the three months ended June 30, 2017 and 2016 were $42,000 and $129,000, respectively. Other revenues for the six months ended June 30, 2017 and 2016 were $178,000 and $500,000, respectively. This decrease is primarily associated with decreased demonstration revenues in the six months ended June 30, 2017 from the same period in the prior year.

Cost and Expenses

Costs and expenses were $7,309,000 and $8,975,000 during the three months ended June 30, 2017 and 2016, respectively, and were $13,789,000 and $12,634,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease in costs and expenses for the three months ended June 30, 2017 versus June 30, 2016 is primarily due to a decrease in equipment cost of sales. The increase in costs and expenses for the six months ended June 30, 2017 versus June 30, 2016 is primarily due to an increase in selling, general and administrative expenses over prior year.

Cost of sales during the three months ended June 30, 2017 and 2016 were $4,996,000 and $7,304,000, respectively, and were $8,782,000 and $9,792,000 for the six months ended June 30, 2017 and 2016, respectively. The decrease in cost is primarily attributable to the significant decrease in equipment sales in 2017.

Selling, general and administrative expenses were $2,313,000 and $1,671,000 for the quarters ended June 30, 2017 and 2016, respectively, and were $5,007,000 and $2,842,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in selling, general and administrative expenses is primarily attributed to increases in salary and benefit costs from the prior year and stock based compensation associated with stock options issued to officers, directors and employees.

Other Expenses

Interest expense related to the financing of capital was $545,000 and $1,033,000 during the quarters ended June 30, 2017 and 2016, respectively, and were $1,085,000 and $3,106,000 for the six months ended June 30, 2017 and 2016, respectively. During the quarter ended March 31, 2016, The Company incurred a charge of $1,125,000 related to warrants issued in connection with the issuance of a letter of credit which was included in interest expense. During the quarters ended June 30, 2017 and 2016, a gain of $655,023 and a loss of $7,566,000, respectively, on the change in value of warrant liability was recorded. During the six months ended June 30, 2017 and 2016, a gain of $863,023 and a gain of $4,257,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended June 30, 2017 we had net income of approximately $671,000. For the quarter ended June 30, 2016 we had a net loss of approximately $8,243,000. For the six months ended June 30, 2017 and 2016 we had a net loss of $774,000 and $7,335,000, respectively. The change in net income is primarily due to the change in value of warrant liability.

Operating income was approximately $622,000 and $417,000 for the quarters ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 we had an operating loss of approximately $431,000 and for the six months ended June 30, 2016 we had operating income of approximately $132,000. The change in operating income is primarily due to increased margins achieved over the prior year due to the increase in product sales and is offset by increased selling, general and administrative expenses discussed above.

Taxes

Our deferred tax assets are primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. As of December 31, 2016, a benefit for income taxes of $500,000 was recorded due to sufficient evidence available to support the realization of certain tax assets in future years. The net operating loss carryforwards will begin to expire in 2030.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and six months ended June 30, 2017 and 2016, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Net income (loss)	$671	$(8,243)	$(774)	$(7,335)

Non-GAAP adjustments:
Depreciation and amortization	322	229	624	393
Interest and letter of credit fees	606	1,094	1,206	3,309
Income taxes	6	3	6	4
Stock based compensation	282	404	1,237	583
Change in warrant liability	(655)	7,566	(863)	4,257
Settlement charges	61	-	-	-

Adjusted EBITDA	$1,293	$1,053	$1,436	$1,211

We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016:

	Quarter Ended (Unaudited)
	6/30/2017	3/31/2017	12/31/2016	9/30/2016
	(In thousands)

Net income (loss)	$671	$(1,445)	$(246)	$(9,302)

Non-GAAP adjustments:
Depreciation and amortization	322	302	271	249
Interest and letter of credit fees	606	600	896	1,034
Income taxes	6	-	(497)	20
Stock based compensation	282	955	191	385
Change in warrant liability	(655)	(208)	439	9,985
Gain on debt restructing	-	-	(407)
Settlement charges	61	-	-	-

Adjusted EBITDA	$1,293	$204	$647	$2,371

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of June 30, 2017, our cash and cash equivalents totaled $1,691,000 versus $7,752,000 at December 31, 2016. The decrease in cash is primarily due to focusing on paying down accounts payable, the acquisition of the EERCF Patent Rights which included a cash payment of $2,500,000 and a principal repayment on promissory notes in the amount of $500,000.

Total assets were $13,850,000 at June 30, 2017 versus $15,878,000 at December 31, 2016. The change in total assets is primarily attributable to the decrease in cash offset by increases in accounts receivable and the patent rights line item due to the acquisition of the EERCF Patent Rights.

Total liabilities were $17,523,000 at June 30, 2017 versus $20,849,000 at December 31, 2016. The decrease in total liabilities is primarily due to the decrease in accounts payable, accrued expenses and the decrease in fair market value of the warrant liability.

Operating activities used $2,451,000 of cash during the quarter ended June 30, 2017 compared to providing $457,000 during the six months ended June 30, 2016. The change in cash used for operating activities is primarily attributable to the decrease in accounts payable and accrued liabilities during the six months ended June 30, 2017.

Investing activities used $3,086,000 and $908,000 during the six months ended June 30, 2017 and 2016, respectively. In 2017, the Company paid $2,500,000 for the acquisition of the EERCF Patent Rights. In 2016, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures

Financing activities used $526,000 during the six months ended June 30, 2016 versus $13,000 during the six months ended June 30, 2017. Financing activities during the six months ended June 30, 2017 was due to the repayment of principal of convertible promissory notes.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2017 and December 31, 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. On February 19, 2016, the exercise price of both of these warrants was reduced to $0.35. During the year ended December 31, 2016, Drexel and its assigns exercised 1,060,929 warrants. During the six months ended June 30, 2017, Drexel and its assigns exercised 224,444 warrants (see Note 8).

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

Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 112%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2017, we issued 45,488 shares of common stock upon the cashless exercise of warrants to purchase 64,444 shares of common stock for $0.35 per share based on a market value of $1.19 per share as determined under the terms of the warrant.

On April 12, 2017, we issued 43,200 shares of common stock upon the cashless exercise of warrants to purchase 60,000 shares of common stock for $0.35 per share based on a market value of $1.25 per share as determined under the terms of the warrant.

Effective as of April 24, 2017, we issued 925,000 shares of common stock in connection with the closing on the acquisition of certain patent rights from Energy & Environmental Research Center Foundation (“EERCF”) for the purchase price of $2,500,000 paid to EERCF in cash, 628,998 shares of common stock to EERCF and 296,002 shares to inventors designated by EERCF. The shares issued were valued at $0.56 per share, representing the value as of the closing date.

On May 2, 2017, we issued 345,071 shares of common stock upon the cashless exercise of warrants to purchase 500,910 shares of common stock for $0.35 per share based on a market value of $1.125 per share as determined under the terms of the warrant.

On May 3, 2017, we issued 50,226 shares of common stock upon the cashless exercise of warrants to purchase 72,948 shares of common stock for $0.35 per share based on a market value of $1.1237 per share as determined under the terms of the warrant.

On May 16, 2017, we issued 130,000 shares of common stock pursuant to a Settlement Agreement with two unrelated third parties which shares were valued at $0.47 per share based on the market value as of May 16, 2017.

All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and /or Rule 506 thereunder, and where applicable, under Section 3(a)(9) under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1*	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017
10.2*	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 21, 2017	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 21, 2017	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

