Form 10-Q
period 2017-09-30
Midwest Energy Emissions Corp.
filed 2017-11-20
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

670 D Enterprise Drive Lewis Center, Ohio	43035
(Address of principal Executive offices)	(Zip Code)

(614) 505-6115

(Registrant’s Telephone Number, Including Area Code)

___________________________________________________________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,246,113 outstanding as of November 20, 2017.

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

Page 3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the nine months ended September 30, 2017

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,363,728	$7,751,557
Accounts receivable	4,083,478	3,553,096
Inventory	805,576	609,072
Prepaid expenses and other assets	174,822	199,495
Total current assets	7,427,604	12,113,220

Property and equipment, net	2,772,078	2,569,354
Deferred tax asset	500,000	500,000
Intellectual Property/Patents, net	2,985,162	52,945
Customer acquisition costs, net	334,591	642,203
Total assets	$14,019,435	$15,877,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,039,911	$4,363,553
Current portion of notes payable	2,375,000	1,500,000
Current portion of equipment notes payable	60,467	39,499
Customer credits	167,000	590,206
Total current liabilities	4,642,378	6,493,258

Notes payable, net of discount and issuance costs	10,271,604	11,678,669
Convertible notes payable, net of discount and issuance costs	1,323,146	1,142,154
Warrant liability	163,000	1,313,000
Accrued interest	38,750	78,750
Equipment notes payable	183,048	143,135
Total liabilities	16,621,926	20,848,966

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
76,246,113 shares issued and outstanding as of September 30, 2017
73,509,663 shares issued and outstanding as of December 31, 2016	76,246	73,510
Additional paid-in capital	52,109,076	49,838,469
Accumulated deficit	(54,787,813)	(54,883,223)

Total stockholders' deficit	(2,602,491)	(4,971,244)

Total liabilities and stockholders' deficit	$14,019,435	$15,877,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	For the	For the	For the	For the
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenues
Product sales	8,075,510	11,453,152	20,472,465	21,162,950
Equipment sales	2,975	143,166	787,081	2,699,051
Demonstrations and consulting services	369,482	175,100	546,982	674,938

Total revenues:	8,447,967	11,771,418	21,806,528	24,536,939

Costs and expenses:
Cost of sales	5,509,204	7,821,028	14,290,902	17,612,843
Selling, general and administrative expenses	1,910,020	2,233,410	6,856,558	5,075,607

Total costs and expenses	7,419,224	10,054,438	21,147,460	22,688,450

Operating income	1,028,743	1,716,980	659,068	1,848,489

Other (expense) income
Interest expense	(541,855)	(972,930)	(1,627,248)	(4,079,022)
Letter of credit fees	(52,667)	(61,333)	(173,333)	(164,667)
Change in value of warrant liability	56,000	(9,984,541)	919,023	(14,241,141)
Gain on legal settlements	379,000	-	317,900	-

Total other (expense) income	(159,522)	(11,018,804)	(563,658)	(18,484,830)

Net income (loss)	$869,221	$(9,301,824)	$95,410	$(16,636,341)

Net income (loss) per common share - basic and diluted:	$0.01	$(0.19)	$0.00	$(0.35)

Weighted average common shares outstanding	75,865,678	47,918,064	74,662,691	47,546,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2016	73,509,663	$73,510	$49,838,469	$(54,883,223)	(4,971,244)

Stock issued upon debt conversion	51,236	51	25,567	-	25,618

Stock issued upon cashless warrant exercise	630,214	630	230,347	-	230,977

Stock issued per settlement agreement	130,000	130	60,970	-	61,100

Stock issued for the acquisition of patents rights	925,000	925	517,075	-	518,000

Issuance of stock options	-	-	1,275,773	-	1,275,773

Stock issued to non-employees	1,000,000	1,000	160,875	-	161,875

Net loss for the period	-	-	-	95,410	95,410

Balance - September 30, 2017	76,246,113	$76,246	$52,109,076	$(54,787,813)	$(2,602,491)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Cash flows from operating activities
Net income (loss)	$95,410	$(16,636,341)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,437,648	967,562
Amortization of license fees	1,950	4,410
Amortization of discount of notes payable and convertible notes payable	558,781	1,282,283
Amortization of debt issuance costs	115,144	500,002
Amortization of customer acquisition costs	307,612	322,605
Amortization of Patents	83,833	-
Depreciation expense	558,036	314,906
(Gain) loss on change in value of warrant liability	(919,023)	14,241,139
Settlement Expense	61,100	-
Debt conversion costs	-	1,096,000
PIK Interest	-	607,401
Change in assets and liabilities
(Increase) in accounts receivable	(530,382)	(4,280,516)
(Increase) decrease in inventory	(196,504)	1,949,996
Decrease (increase) in prepaid expenses and other assets	24,673	(20,129)
(Decrease) increase in accounts payable and accrued liabilities	(2,323,642)	4,240,791
Decrease in deferred revenue	-	(2,281,760)
Decrease in customer credits	(423,206)	-
Net cash (used in) provided by operating activities	(1,148,570)	2,308,349

Cash flows used in investing activities
Purchase of property and equipment	(698,941)	(1,347,836)
Purchase of intellectual property	(2,500,000)	-
Net cash used in investing activities	(3,198,941)	(1,347,836)

Cash flows from financing activities
Payment of promissory notes	(1,000,000)	-
Payment of equipment notes payable	(40,318)	(22,346)
Proceeds from the issuance of common stock upon warrant exercise	-	26,357
Net cash (used in) provided by financing activities	(1,040,318)	4,011

Net (decrease) increase cash and cash equivalents	(5,387,829)	964,524

Cash and cash equivalents - beginning of period	7,751,557	1,083,280

Cash and cash equivalents - end of period	$2,363,728	$2,047,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,011,427	$279,293

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$1,594	$-
Equipment purchases included in equipment notes payable	$101,199	$103,428
Stock issued for interest on convertible notes payable	$-	$103,635
Stock issued for the acquisition of patents rights	$518,000	$-
Stock issued for settlement	$61,100	$-
Conversion of accounts receivable to customer aquistion costs	$-	$188,225
Conversion of accrued interest to debt	$-	$719,733
Stock issued upon debt conversion	$25,618	$-
Stock issued upon cashless warrant exercise	$230,977	$-

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2017, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended September 30, 2017, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended September 30, 2017 and 2016, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at September 30, 2017 and December 31, 2016 and is considered to be Level 1. Warrant liability is considered to be Level 3, and is the only liability measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2017 and December 31, 2016 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2017 and December 31, 2016 approximated the carrying amount as the notes were issued during the three years ended December 31, 2016 at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2017. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The table below provides a summary of the changes in fair value of the warrant liability measured at fair value on a recurring basis:

Balance at January 1, 2017	$1,313,000
Exercise of warrants	(230,977)
Change in value of warrant liability	(919,023)
Balance at September 30, 2017	$163,000

Revenue Recognition

The Company records revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

1.	Persuasive evidence of an arrangement exists;

2.	Delivery has occurred or services have been rendered;

3.	The seller’s price to the buyer is fixed or determinable; and

4.	Collectability is reasonably assured.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2017 and December 31, 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2013 or state tax examinations for years prior to 2012.

Basic and Diluted Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2017 and 2016, because the market price of the Company’s common share is below the conversion price of the outstanding common stock equivalents and basic and diluted losses per common share are the same. For the nine months ended September 30, 2017, basic and diluted earnings per share approximated each other. Dilutive potential common shares as of September 30, 2017 and 2016 were approximately 3.1 million shares and 60.20 million shares, respectively. Anti-dilutive potential common shares as of September 30, 2017 and 2016 were approximately 16.1 million shares and .6 million shares, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2017 and December 31, 2016 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended September 30, 2017 and 2016, 100% of the Company’s revenue related to eight customers, respectively. For the nine months ended September 30, 2017 and 2016, 100% of the Company’s revenue related to eight and six customers, respectively. At September 30, 2017 and December 31, 2016, 100% of the Company’s accounts receivable related to eight and six customers, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We are currently assessing the impact this standard will have on the Company’s consolidated financial statements and required disclosures.

Note 3 - Inventory

The Company held product supply inventory valued at $677,905 and $414,384 and other inventory valued at $127,671 and $194,688 as of September 30, 2017 and December 31, 2016, respectively.

Note 4 - Property and Equipment, Net

Property and equipment at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016

Equipment & Installation	$1,965,659	$1,823,594
Trucking equipment	1,043,924	926,614
Computer equipment and software	116,006	111,518
Office equipment	28,361	27,155
Total equipment	3,153,950	2,888,881

Less: accumulated depreciation	1,910,659	1,420,755
Construction in process	1,528,787	1,101,228
Property and equipment, net	$2,772,078	$2,569,354

The Company uses the straight-line method of depreciation over 2 to 5 years. During the nine months ended September 30, 2017 and 2016 depreciation expense was $558,036, and $314,906, respectively.

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

Under the terms of the License Agreement, the Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents (see below). The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicenses. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. In January 2017 $722,380 was paid to the EERCF for 2016 royalties, and this was accrued as of December 31, 2016.

On April 24, 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. Therefore, the Company has not accrued royalty expense as of September 30, 2017. As a result of the acquisition of the patent rights, no additional monthly license maintenance fees and annual running royalties shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income in the quarters ended September 30, 2017 or September 30, 2016, respectively.

License and patent costs capitalized as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016

Patents	$3,068,995	$-
License	-	100,000
Less: Accumulated Amortization	(83,833)	(47,055)
License, Net	$2,985,162	$52,945

The Company is currently amortizing its patents over their estimated useful life of 15 years. Amortization expense for the nine months ended September 30, 2017 and 2016 was $85,783 and $4,410, respectively. Amortization expense for the quarters ended September 30, 2017 and 2016 was $49,310 and $4,410, respectively. Estimated annual amortization for each of the next five years is approximately $201,500.

Note 6 –Notes Payable

The Company has the following notes payable outstanding as of September 30, 2017 and December 31, 2016:

	2017	2016

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$1,550,000	$1,575,000

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	1,646,686	2,646,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR (1.32% and 0.99% as of September 30, 2017 and December 31, 2016, respectively) + 500 per annum.	13,000,000	13,000,000

Total notes payable before discount and debt issuance costs	16,196,686	17,221,686

Less discounts	(2,028,735)	(2,587,519)
Less debt issuance costs	(198,201)	(313,344)

Total notes payable	13,969,750	14,320,823

Less current portion	2,375,000	1,500,000

Notes payable, net of current portion	$11,594,750	$12,820,823

As of September 30, 2017, scheduled principal payments due on notes payable are as follows:

Twelve months ended September 30,
2018	$2,375,000
2019	4,425,000
2020	3,000,000
2021	6,396,686
$16,196,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2017 and 2016, was $116,875 and $257,194, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the nine months ended September 30, 2017 and 2016 on this discount was $115,182 and $114,511, respectively. As of September 30, 2017 and December 31, 2016, total principal of $1,550,000 and $1,575,000 was outstanding on these notes.

New AC Midwest Secured Note

On November 29, 2016 the Company closed on the transactions contemplated by a new Restated Financing Agreement entered into with AC Midwest on November 1, 2016 whereby at closing AC Midwest, which held various warrants to acquire shares of the Company’s common stock, exercised on a cashless basis a portion of its warrants for 10,000,000 shares of the Company’s common stock and exchanged previous AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of its warrants, for (i) a new secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The New AC Midwest Secured Note, which will mature on December 15, 2018 and is guaranteed by MES, is nonconvertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 on March 15, 2018, (iii) with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the nine months ended September 30, 2017 was $220,182. As of September 30, 2017 and December 31, 2016, total principal of $1,646,686 and $2,646,686 was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the nine months ended September 30, 2017 was $606,639. As of September 30, 2017 and December 31, 2016, total principal of $13,000,000 was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the nine months ended September 30, 2017 was $443,602. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. Although no amounts have yet to be drawn on the letter of credit, the letter of credit remains available.

Note 7 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of September 30, 2017 and December 31, 2016:

	2017	2016
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$35,634	$43,860

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	38,206	46,304

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	36,259	41,483

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	43,084	50,987

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	51,849	-

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	38,483	-

Total equipment notes payable	243,515	182,634

Less Current Portion	60,467	39,499

Equipment notes payable, net of current portion	$183,048	$143,135

As of September 30, 2017, scheduled principal payments due on equipment notes payable are as follows:

For the year ended September 30,
2018	$60,467
2019	62,687
2020	65,686
2021	42,018
2022	12,657
$243,515

Note 8 – Warrant Liability

On August 14, 2014, the Company issued to Drexel Hamilton, LLC (“Drexel”) in association with a financing transaction with AC Midwest: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. On February 19, 2016, the exercise price of both of these warrants was reduced to $0.35. These warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model. The fair value of the warrant liability on the issuance date for the warrants issued to Drexel were valued at $1,251,200 and were recorded as transaction costs associated with Financing Agreement. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 936,164 warrants was adjusted to $1,067,000. During the nine months ended September 30, 2017, 224,444 of these warrants were exercised and $230,977 was recorded as paid in capital for the shares issued. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $786,000 and a gain for the change in value of the liability of $167,000 was recognized. As of June 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $164,000 and a gain for the change in value of the liability of $505,023 was recognized. As of September 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $119,000 and a gain for the change in value of the liability of $45,000 was recognized. The significant assumptions considered by the model were the remaining term of the warrants, operational forecasts provided by the Company, a risk free treasury rate for 1.55% and 1.47% and an expected volatility rate of 96.6% and 112.2% at September 30, 2017 and December 31, 2016, respectively.

On February 19, 2016, in connection to Amendment No. 2 and Amendment No. 3, the Company issued Drexel: a 5-year warrant to purchase up to 300,000 shares of common stock at $0.35 per share as compensation for services rendered. 200,000 of these warrants were valued in accordance with FASB ASC 815-10 as liabilities using a Monte Carlo Simulation Model as of November 16, 2015. The fair value of the warrant liability on the issuance date for the warrants to be issued was $55,200 which was recorded as debt issuance costs. As of December 31, 2016, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of the remaining 205,000 warrants was adjusted to $246,000. As of March 31, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $205,000 and a gain for the change in value of the liability of $41,000 was recognized. As of June 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $55,000 and a gain for the change in value of the liability of $150,000 was recognized. As of September 30, 2017, pursuant to a new valuation performed in accordance with FASB ASC 815-10, the total value of these warrants was adjusted to $44,000 and a gain for the change in value of the liability of $11,000 was recognized.

Note 9 – Commitments and Contingencies

Property Leases

On June 1, 2011, the Company entered into a lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease ended June 30, 2017.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the twelve months ended September 30
2018	$79,000
2019	45,000
2020	34,000
$158,000

Rent expense was approximately $84,000 and $106,000 for the nine months ended September 30, 2017 and 2016, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period. The Company has entered into long-term contracts for the supply of certain materials through 2017 to offset the impact of potentially rising material costs.

Customer Contract Matter

The Company is in the process of attempting to resolve a claim made by one of its customers pertaining to certain price guarantees provided in the supply agreement with such customer and maximum contract year billings. Although management disputes such claim, the Company is currently negotiating with such customer in an attempt to amicably resolve this matter. Although there can be no assurance that this matter will be resolved to the Company’s satisfaction or at all, the Company does not expect an unfavorable outcome, based on negotiations with the customer to date, and has not accrued any loss reserves.

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

A summary of stock option activity for the quarter ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2015	6,720,458	1.35	3.7	-

Grants	1,600,000	0.99	4.6	-
Exercises	(100,000)	0.37	-	-
Expirations	(5,001)	22.00	-	-
Cancellations	(665,000)	-	-	-
December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,600,000	0.98	4.8	-
Expirations	(2,273)	15.40	-	-
Cancellations	(375,000)	-	-	-
September 30, 2017	8,773,184	1.25	3.1	-

Options exercisable at:
December 31, 2016	6,700,457	1.31	3.0
September 30, 2017	7,873,184	1.27	2.9

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 112.2%, and a risk free interest rate of 3%.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, each then a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. On April 27, 2017 Brian Johnson and Christopher Lee resigned as directors of the Company. The options granted to them remain exercisable for 90 days following their resignation after which such options shall terminate. Based on a Black-Scholes valuation model, these options were valued at $19,376 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended September 30, 2017 and 2016 on the issued options was $0 and $4,845, respectively. Compensation expense for the nine months ended September 30, 2017 and 2016 on the issued options was $6,460 and $8,075, respectively.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Scholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended September 30, 2017 and 2016 on the issued options was $3,909 and $0, respectively. Compensation expense for the nine months ended September 30, 2017 and 2016 on the issued options was $11,727 and $0, respectively.

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

On June 1, 2017, the Company issued nonqualified stock options to acquire 100,000 shares of the Company’s common stock to Patrick Mongoven under the Company’s 2017 Equity Plan. The options granted are exercisable at $1.01 per share, which is greater than the fair market value of the common stock on the date of grant and represents the fair market value of the common stock on March 1, 2017. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $81,903 in accordance with FASB ASC Topic 718.

On September 18, 2017, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Gary Graves under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.35 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. Fifty percent (50.0%) of the options are fully vested and exercisable as of the date of grant and the remaining fifty percent (50.0%) shall vest and become exercisable upon Mr. Graves’ position and title changes as described in his letter of employment or December 20, 2017, whichever occurs first. Based on a Black-Scholes valuation model, these options were valued at $70,170 in accordance with FASB ASC Topic 718.

Note 12 - Warrants

Unless sold and issued, warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 96.6%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

The following table summarizes information about common stock warrants outstanding at September 30, 2017:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		0.00	1.25	13,950	1.25
1.00	-		0.00	1.00	-	1.00
0.90	75,000		1.82	0.90	75,000	0.90
0.87	1,303,300		1.61	0.87	1,303,300	0.87
0.75	683,415		1.05	0.75	683,415	0.75
0.65	590,000		1.14	0.65	590,000	0.65
0.35	4,572,098	*	1.70	0.35	4,572,098	0.35
	7,237,763		1.74		7,237,763

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the quarter ended September 30, 2017, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no current provision for income taxes has been recorded. At September 30, 2017, the Company’s net operating loss carryforward was approximately $16.1 million and a deferred tax asset of $500,000 has been recorded due to sufficient evidence available to support the realization of certain tax assets in future years. Our deferred tax asset primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. The net operating loss carryforward will begin to expire in 2030.

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

We remain focused on positioning the Company for short and long-term growth. In the nine months ended September 30, 2017, we focused on continual operational improvement at our customer sites. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As described below, we achieved substantial increases in profitability compared to the prior year. On April 24, 2017 the Company acquired the Patent Rights from the EERCF for the purchase price of $2,500,000 in cash and 925,000 shares of common stock. This acquisition positions the Company to continue its growth across North America, including the licensing of systems using a two-part process here in the United States and Canada.

Results of Operations

Revenues

Sales - We generated revenues of approximately $8,448,000 and $11,771,000 for the quarters ended September 30, 2017 and 2016, respectively and $21,807,000 and $24,537,000 for the nine months ended September 30, 2017 and 2016, respectively.

Total sorbent product sales for the three months ended September 30, 2017 and 2016 were $8,076,000 and $11,453,000, respectively. Total sorbent product sales for the nine months ended September 30, 2017 and 2016 were $20,472,000 and $21,163,000, respectively. The decrease in product sales is primarily due to optimization efforts undertaken by us over the past year with our customers as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Equipment sales for the three months ended September 30, 2017 and 2016 were $3,000 and $143,000, respectively. Equipment sales for the nine months ended September 30, 2017 and 2016 were $787,000 and $2,699,000, respectively. The higher equipment sales during 2016 are primarily related to the commissioning of one customer project that included both a front end and back end product injection systems.

Other revenues for the three months ended September 30, 2017 and 2016 were $369,000 and $175,000, respectively. Other revenues for the nine months ended September 30, 2017 and 2016 were $547,000 and $675,000, respectively.

Cost and Expenses

Costs and expenses were $7,419,000 and $10,054,000 during the three months ended September 30, 2017 and 2016, respectively, and were $21,147,000 and $22,688,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales during the current quarter compared to the same period in the prior year. These decreases are associated with the decrease in revenues in the quarter ended September 30, 2017.

Cost of sales during the three months ended September 30, 2017 and 2016 was $5,509,000 and $7,821,000, respectively, and were $14,291,000 and $17,613,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cost is primarily attributable to the decrease in product sales in 2017. The margin on sales for the nine months ended September 30, 2017 improved from the same period in the prior year primarily due to decreased royalty costs and raw material costs.

Selling, general and administrative expenses were $1,910,000 and $2,233,000 for the quarters ended September 30, 2017 and 2016, respectively, and were $6,857,000 and $5,076,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in selling, general and administrative expenses for the nine months ended September 30, 2017 is primarily attributed to increases in salary and benefit costs from the prior year and stock based compensation associated with stock options issued to officers, directors and employees

Other Expenses

Interest expense related to the financing of capital was $542,000 and $973,000 during the quarters ended September 30, 2017 and 2016, respectively, and were $1,627,000 and $4,079,000 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in interest expense is primarily due to the decrease in the amortization debt issuance costs and discount on notes payable from the same period in the prior year. During the quarters ended September 30, 2017 and 2016, a gain of $56,000 and a loss of $9,985,000, respectively, on the change in value of warrant liability was recorded. During the nine months ended September 30, 2017 and 2016, a gain of $919,000 and a loss of $14,241,000, respectively, on the change in value of warrant liability was recorded.

Net Income (Loss)

For the quarter ended September 30, 2017 we had net income of approximately $869,000 compared to a net loss of approximately $9,302,000 for the quarter ended September 30, 2016. For the nine months ended September 30, 2017 and 2016 we had net income of $95,000 and a net loss of $16,636,000, respectively. The change in net income is primarily due to the gain recorded in 2017 compared to the loss recorded in 2016 on the change in value of warrant liability together with the decrease in interest expense, partially offset by a decrease in operating income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and nine months ended September 30, 2017 and 2016, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Net income (loss)	$869	$(9,302)	$95	$(16,637)

Non-GAAP adjustments:
Depreciation and amortization	327	249	951	642
Interest and letter of credit fees	595	973	1,801	4,079
Income taxes	15	20	21	24
Stock based compensation	201	385	1,438	968
Change in warrant liability	(56)	9,985	(919)	14,242
Settlement gains and losses	(379)	-	(318)	-

Adjusted EBITDA	$1,572	$2,310	$3,069	$3,318

We are including below our unaudited reconciliation of Net Income to Adjusted EBITDA on a quarterly basis for the quarters ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017:

	Quarter Ended (Unaudited)
	9/30/2017	6/30/2017	3/31/2017	12/31/2016
	(In thousands)

Net income (loss)	$869	$671	$(1,445)	$(246)

Non-GAAP adjustments:
Depreciation and amortization	327	322	302	271
Interest and letter of credit fees	595	606	600	896
Income taxes	15	6	-	(497)
Stock based compensation	201	282	955	191
Change in warrant liability	(56)	(655)	(208)	439
Gain on debt restructing	-	-	-	(407)
Settlement gains and losses	(379)	61	-	-

Adjusted EBITDA	$1,572	$1,293	$204	$647

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of September 30, 2017, our cash and cash equivalents totaled $2,364,000.

Total assets were $14,019,000 at September 30, 2017 versus $15,878,000 at December 31, 2016. The change in total assets is primarily attributable to the decrease in cash offset by an increase in intangible assets.

Total liabilities were $16,622,000 at September 30, 2017 versus $20,849,000 at December 31, 2016. The decrease in total liabilities is primarily due to the decrease in accounts payable, accrued expenses, warrant liability and the decrease in notes payable.

Operating activities used $1,149,000 of cash during the nine months ended September 30, 2017 compared to providing $2,308,000 during the nine months ended September 30, 2016. The change in cash used by operating activities is primarily attributable to the decrease in accounts payable during the nine months ended September 30, 2017.

Investing activities used $3,199,000 and $1,348,000 during the nine months ended September 30, 2017 and 2016, respectively. In 2017, the Company paid $2,500,000 for the acquisition of the EERCF Patent Rights. In 2016, additions of property and equipment associated with the expansion of our operations in preparation for MATS compliance activities of our customers were responsible for these expenditures.

Financing activities used $1,040,000 during the nine months ended September 30, 2017 compared to providing $4,000 during the nine months ended September 30, 2016 due to the repayment of principal of convertible promissory notes. Financing activities during the nine months ended September 30, 2017 was due to the repayment of principal of convertible promissory notes and payment of equipment notes payable.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2017 and December 31, 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

Warrant Liability

On August 14, 2014, Company issued the Lender a warrant to purchase 12,500,000 shares of the Company’s common stock at $1.00 per share, subject to the adjustments (see Note 13 for changes to the terms of these warrants). The Company also issued to Drexel for the transaction: (i) a 5-year warrant to purchase up to 800,000 shares of common stock at $1.00 per share; and (ii) a 5-year warrant to purchase up to 1,000,000 shares of common stock at $0.50 per share, both subject to adjustments similar to the Warrant issued to the Lender. On February 19, 2016, the exercise price of both of these warrants was reduced to $0.35. During the year ended December 31, 2016, Drexel and its assigns exercised 1,060,929 warrants. During the nine months ended September 30, 2017, Drexel and its assigns exercised 224,444 warrants (see Note 8).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2016, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2017 and into 2018.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, we issued 1,000,000 shares of common stock which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The foregoing shares were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 20, 2017	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2017	By	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer (Principal Financial Officer)

