Form 10-K
period 2017-12-31
Midwest Energy Emissions Corp.
filed 2018-04-17
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19,118,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 17, 2018 was 76,246,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on June 18, 2018 are incorporated by reference into Part III of this report.

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

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors”. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

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

Background

Midwest Energy Emissions Corp., a Delaware corporation, is an environmental services and technology company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units. Our business plan is to deliver cost-effective mercury capture technologies to coal-fired power plants in the United States, Canada, Europe and Asia. We believe that our patented, proprietary technology allows customers to meet the highly restrictive standards the U.S. Environmental Protection Agency (EPA) issued on December 21, 2011 for mercury emissions in an effective and economical manner with the least disruption to the current equipment and on-going operations.

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

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one year extension in cases of hardship, ruled on by State EPA’s where the plant is domiciled) from April 16, 2012, to comply with the new emission limits. The MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGU’s affected by this new rule. Since this time, many of such EGU’s have been shut down as a result of this regulation and due to competitive disadvantage to newer or gas-fired EGUs. We believe that at the end of 2017, there are approximately 450 coal-fired EGU’s remaining in the power market which make up the large mercury-emissions control market into which we sell.

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

These on-going annual operating costs increases include all functions of the MATS regulation, and not just mercury emissions reductions. It is also important to note that more than 20 states currently have regulations to limit mercury emissions, and these regulations remain in place.

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

It is thus anticipated that the large majority of the approximately 450 coal-fired EGUs in the U.S. will employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system will be the primary removal method or such a system will likely be employed as a supplemental system to SCR/Scrubber combinations to achieve the new emission limits.

MEEC’s Technology

We provide customer-focused mercury capture solutions driven by our patented technology using a powerful combination of science and engineering. We offer designed systems and materials tailored and formulated specifically to each customer’s unique application. Our mercury removal technology and systems have been shown in long-term, full-scale trials on operating units to achieve mercury removal levels above the new MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”), obtained patents on this technology.

On January 15, 2009, we entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” (the “License Agreement”) with the EERCF. Under the terms of the License Agreement, we were granted an exclusive license by EERCF with respect to this patented technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to the License Agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. The License Agreement applied to various domestic and foreign patents and patent applications which formed the basis of our mercury control technology.

Under the terms of the License Agreement, we were required to pay EERCF monthly license maintenance fees and annual running royalties on operational systems of the Company, and we had the right to purchase the patent rights for a payment specified therein.

On April 24, 2017, we closed on the acquisition from EERCF of all such patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. As a result of the acquisition of the patent rights, no additional monthly license maintenance fees and annual running royalties shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

Intellectual Property

We have a patent portfolio consisting of 42 patents throughout the U.S., Canada, Europe and China and 19 patents pending. We believe that our patent position is strong in the U.S., Canada and Europe.

Markets for Our Technology

North America is currently the biggest market of activated carbon for mercury control in flue gas. The U.S. is the largest consumer of activated carbon for mercury control, projected to reach $6,112.11 Million by 2019. The coal burning (all uses including power plants) application market is projected to reach $5,638.96 Million by 2019. The market size, in terms of value, for coal burning (all uses including power plants) in North America is estimated to register a CAGR of 21.99% between 2014 and 2019.

In the U.S. market, our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract. With approximately 450 operational coal-fired EGUs in the U.S. required to comply with MATS, MEEC’s near-term business goal is to achieve at least 5-10% of this available market.

In Canada, there is a Canada-Wide Standard among all the provinces which was initially implemented in 2010, and which provides for increasingly stricter emissions control through 2020, although individual provinces may move faster to more stringent levels. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

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

At the present time, there are 15 EGUs in North America which currently use our technologies. In the U.S., our technologies have been employed on a total of 20 EGU’s since the inception of MATS, 11 of which are still operational. In Canada, we have 4 EGUs which currently use our technology, with 3 more expected in the near term. We will continue to conduct numerous demonstrations on prospective customer units throughout 2018 and thereafter. We feel that further contract wins in 2018 and beyond will come because of the improvements that utilities will achieve in their compliance activity using our patented technologies.

With regard to business opportunities in China, there currently exists no specific mandate for mercury capture that demands services such as ours. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. We estimate that the China market could be many times the size of the U.S. market, and with the Minimata Convention of 2013, we are hopeful that all countries will follow the U.S. in regulating mercury emissions.

In order to achieve significant near and long-term sales success and control overhead, MEEC employs a model of using Manufacturer Sales Representatives (“Reps”) under the leadership of our CEO and Regional Managers of Sales. These Reps cover most of the country and are highly incentivized on a commission-only basis to introduce our technology into their customer EGUs. This approach has been very successfully employed by other companies operating in the electric utility industry market.

*Source: MarketReportsHub.com Activated Carbon for Mercury Control Market in Flue Gas by Application and Region Trends & Forecasts to 2019.

Other Business Opportunities

Our acquisition of all such patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed on April 24, 2017 (see “MEEC’s Technology” above) positions us to license systems using a two-part mercury control process. In this regard, we anticipate being able to license our technologies to utilities and others across North America and elsewhere.

In March 2018, we entered into an agreement for a term of ten years with one of the Company’s primary suppliers to commercialize our technology throughout Europe. Under the terms of the agreement, we have granted such supplier an exclusive, non-transferable license to make, use, sell, import and otherwise exploit the Company’s technology during the term throughout Europe. We believe such arrangement will make our technology more marketable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in this region. We have agreed to provide certain technical support throughout the term and shall continue to have the right to market and seek customers for our technology throughout Europe provided any opportunities are turned over to the supplier. The parties shall meet at least quarterly during the term to discuss progress, results and ongoing plans with regard to the technology. We believe such agreement will contribute meaningfully to our growth in 2019 and beyond and positions us to make inroads in the European market sooner than we could achieve otherwise.

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

Risks Related to our Business

Our business focus is mercury removal from power plant emissions, which is driven primarily by regulation. Any significant changes in mercury emission regulation could have a major impact on the Company.

Our business focus is mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. While the litigation continues to be stayed, the EPA has not issued any further official proceedings regarding the MATS rule. The Company is unable to predict how EPA will proceed, but any changes to the MATS rule could have a negative impact on our business.

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

We may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We own a number of significant patents, and patents pending covering the U.S., Canada, Europe and China for our technology. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that such protection will prove adequate or that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of MEEC’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

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

Various coal-fired EGU’s in the United States have shut down in recent years, including certain of our customers.

At the time MATS was promulgated, there were approximately 1,250 coal-fired EGU’s in the United States which were affected by this new rule. Since this time, many of those have shut down, including certain of our customers, which we believe has been due to this regulation and due to competitive disadvantage to newer or gas-fired EGUs. We believe there remains approximately 450 coal-fired EGU’s in the power market. Any additional shut downs involving our current customers could materially adversely impact our operations. Nevertheless, we believe we should be able to generate additional business in the U.S. from other coal-fired EGUs operating in the U.S due to the success our current customers have achieved in mercury-emissions control compared to our competitors’ offerings.

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

Our anticipated growth is expected to increase the complexity of our business and place significant strains on our management, personnel, operations, technical performance, financial resources and reporting systems and procedures. Failure to manage our growth effectively could damage our reputation, limit our growth and negatively affect our operating results.

Maintaining and improving our financial controls may strain our resources and divert management’s attention.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2017. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2018 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity, i.e., ready access to funds, is essential to our businesses. Our principal source of liquidity is cash generated from operating activities which at the present time may not be sufficient to meet our current obligations. Our access to external sources of financing could be impaired by factors that are specific to us or others that may be outside of our control. An inability to raise funds in the near term could have a substantial negative effect on our liquidity. As a result, such liquidity risk could impair our ability to funds operations and jeopardize our financial condition.

Possible inability of the Company to continue as a going concern.

The accompanying consolidated financial statements as of December 31, 2017 have been prepared assuming the Company will continue as a going concern. We have experienced a net loss, and have an accumulated deficit of $46,667,000. We have convertible notes maturing during 2018 of $1,550,000, and current principal payments due in 2018 on outstanding promissory notes of $2,500,000. These principal payments raise doubt about our ability to continue as a going concern. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing activities to meet our debt obligations. Therefore, success in our debt refinancing efforts or negotiations with our note holders is critical. We are currently negotiating with outside sources of additional debt financing in order to fund our obligations however no assurances can be given that we can maintain sufficient working capital through these efforts or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Risks Related to our Common Stock

Current stockholders may suffer dilution.

In recent prior years, we have raised funds through the sale of convertible notes and restricted stock to qualified investors, and have under certain circumstances issued warrants to investors and options to employees and others. As of December 31, 2017, we have 76,246,113 shares of common stock outstanding of a total of 150,000,000 shares authorized by the Company. Approximately 95,000,000 shares of common stock are outstanding on a fully diluted basis as of December 31, 2017, taking into account shares issuable upon conversion of outstanding notes, and exercise of outstanding warrants and options. Any such conversion and/or exercise of such securities will have a dilutive effect on existing stockholders. In addition, if we were to raise additional funds through further issuances of equity or convertible debt securities in the future, our stockholders would suffer additional dilution.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, until such time that the AC Midwest Energy, LLC secured note is paid in full, we are not permitted to issue any dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares

If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. Based on such evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2017. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2018 and beyond.

Nevertheless, we cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future, investors could lose confidence in our financial reports and our stock price may be adversely affected.

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

ITEM 2 – PROPERTIES

We lease our corporate headquarters facility in Lewis Center, Ohio. The lease for this facility expires in February 2019, subject to our option to extend for up to three additional one year periods. In addition, we pay for the lease of a 20,000 square feet warehouse in Corsicana, Texas. The lease for this facility expires in June 2020. We also lease office space in Grand Forks, North Dakota. The lease for this facility expires in August 2018. We have the option to extend for and additional one or two year period.

ITEM 3 – LEGAL PROCEEDINGS

In December 2017, one of our customers commenced an arbitration against us before the American Arbitration Association alleging that we breached certain price guarantees provided in a supply agreement and maximum contract year billings. Prior to the filing of this report, the parties executed an agreement settling this matter, which agreement includes certain revised billing terms for product which is sold to and purchased by such customer between April 16, 2018 and April 15, 2019. We do not expect the settlement to have a material adverse effect on our business, financial condition or results of operations.

Other than the foregoing, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

		Common Stock Price
2017		High	Low
First Quarter Ended	March 31	$1.37	$0.92
Second Quarter Ended	June 30	$1.26	$0.38
Third Quarter Ended	September 30	$0.48	$0.32
Fourth Quarter Ended	December 31	$0.45	$0.23

2016		High	Low
First Quarter Ended	March 31	$0.65	$0.34
Second Quarter Ended	June 30	$0.98	$0.31
Third Quarter Ended	September 30	$1.93	$0.83
Fourth Quarter Ended	December 31	$1.73	$1.18

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2017 and have no program in place at the present time to buy any equity securities in the future.

Holders

As of December 31, 2017, there were 433 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated at 2,525.

Dividends

We have not declared any cash dividends to date and have no current plan to do so in the foreseeable future. In addition, until such time that the AC Midwest Energy, LLC secured note is paid in full, we are not permitted to issue any dividends.

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2017, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

			Number of securities
			remaining available for
	Number of securities to	Weighted average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders, terminated	6,623,184	$1.37	0

Equity compensation plans approved by security holders	1,240,000	1.01	6,760,000

Equity compensation plans not approved by security holders (1)	600,000	0.58	n/a

Total	8,463,184	1.25	6,760,000

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. While the litigation continues to be stayed, the EPA has not issued any further official proceedings regarding the MATS rule. The Company is unable to predict how EPA will proceed, but any changes to the MATS rule could have a negative impact on our business.

We remain focused on positioning the Company for short and long-term growth. For the year ended December 31, 2017, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. On April 24, 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. This acquisition positions the Company to continue its growth across North America, including the licensing of our technologies in the United States and around the world.

Results of Operations

The year ended 2017 was a year of continued business plan execution. The compliance efforts of our customer base resulted in 2017 sales of in excess $27 million.

Revenues

Sales - We generated revenues of approximately $27,499,000 and $32,346,000 for the years ended December 31, 2017 and 2016. Total sorbent product sales for the year ended December 31, 2017 and 2016 were $26,050,000 and $28,920,000, respectively. The decrease from the prior year is primarily due to optimization efforts undertaken by us over the past year with our customers as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Equipment sales for the years ended December 31, 2017 and 2016 were $794,000 and $2,699,000, respectively. The higher equipment sales during 2016 are primarily related to the commissioning of one customer project that included both a front end and back end product injection system. Equipment sales for 2017 were primarily related to the commissioning of one customer project for a front end product injection system.

Other revenues for the years ended December 31, 2017 and 2016 were $655,000 and $726,000, respectively. This decrease is primarily associated with decreased consulting revenues earned at current customers once they have come online.

Costs and Expenses

Costs and expenses were $27,488,000 and $30,288,000 during the years ended December 31, 2017 and 2016, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales compared to the prior year. These decreases are primarily associated with the decrease in revenues for the year ended December 31, 2017.

Costs of sales were $19,017,000 and $23,030,000 for the year ended December 31, 2017 and 2016, respectively. The decrease in cost is primarily attributable to the decrease in product sales in 2017. Equipment cost of sales during the year ended December 31, 2017 and 2016 was $575,000 and $2,626,000, respectively. The decrease in the equipment costs of sales in the year ended December 31, 2017 is due to the decrease in equipment sales from the same period in the prior year. The Company also had a decrease in the current year in royalty fees paid of $1,022,000 due to the acquisition of all patent rights on April 24, 2017. The margin on sales for the year ended December 31, 2017 improved from the same period in the prior year primarily due to decreased royalty costs and raw material costs.

Selling, general and administrative expenses were $8,471,000 and $7,257,000 for the years ended December 31, 2017 and 2016. The increase in selling, general and administrative expenses is primarily attributed to increases in salaries and wages, fringe benefits, stock based compensation, investor relations and professional fees offset by a decrease in sales commissions.

Other Expenses

Interest expense related to the financing of capital was $2,155,000 and $3,817,000 for the years ended December 31, 2017 and 2016, respectively. The decrease in interest expense is primarily due to the decrease in amortization of debt issuance costs and discount on notes payable due to a loan amendment signed in November 2016.

Net Loss

Net loss for the years ended December 31, 2017 and 2016 was $2,903,000 and $15,618,000 respectively. The decrease in net loss is primarily attributed to loss on debt restructuring of $14,105,000 in 2016.

Taxes

Our deferred tax assets are primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. As of December 31, 2017, the deferred tax asset of $500,000 which was recorded as of December 31, 2016, was reversed due to there no longer being sufficient evidence available to support the realization of certain tax assets in future years. Net operating loss carryforwards of approximately $3,840,000, if not utilized, will begin to expire in 2031.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of December 31, 2017, our cash and cash equivalents totaled $2,418,000.

Total assets were $12,056,000 at December 31, 2017 versus $15,878,000 at December 31, 2016. The change in total assets is primarily attributable to the decreases in cash, slightly offset by an increase in intangible assets.

Total liabilities were $16,481,000 at December 31, 2017 versus $19,536,000 at December 31, 2016. The decrease in total liabilities is primarily due to the decrease in accounts payable, accrued expenses and the decrease in notes payable.

Operating activities used $472,000 of cash for the year ended December 31, 2017 compared to providing $3,226,000 for the year ended December 31, 2016. The change in cash used in operating activities is primarily attributable to a decrease in accounts payable and accrued liabilities.

Investing activities used $3,306,000 and $1,686,000 during the year ended December 31, 2017 and 2016, respectively. The change in cash used in investing activities is primarily attributable to the purchase of patent rights for $2,500,000 in cash.

Financing activities used $1,555,000 during the year ended December 31, 2017 compared to providing $5,129,000 during the year ended December 31, 2016. For the year ended December 31, 2016, the cash provided was due to a private placement for common stock and was offset by the repayment principal of convertible promissory notes. In 2017, $1,500,000 was used to make principle payments on the secured promissory note.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2017 or 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2014 or state tax examinations for years prior to 2013.

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

Warrant Liability

We have early adopted FASB ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2017 and 2016, respectively:

	Year Ended
	12/31/2017	12/31/2016
	(In thousands)

Net loss	$(2,903)	$(15,618)

Non-GAAP adjustments:
Depreciation and amortization	1,354	913
Interest and letter of credit fees	2,374	4,043
Income taxes	540	(473)
Stock based compensation	1,532	1,159
Loss on debt restructuring	-	14,105
Adjusted EBITDA	$2,897	$4,129

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Year Ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

As disclosed in Note 3 to the financial statements, the Company has experienced a net loss, and has an accumulated deficit of $46,667,000. The Company has convertible notes maturing during 2018 of $1,550,000 and current principal payments due in 2018 on outstanding promissory notes of $2,550,000. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments related to the outcome of this uncertainty.

Change in Accounting Principle – Early Adoption of Provisions in ASU 2017-11

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the classification of certain liability-classified financial instruments with down round features in 2017 and 2016 due to the adoption of Accounting Standards Update (“ASU”) 2017-11, “Earning Per Share (Topic 260) ; Distinguishing Liabilities from Equity (Topic 480) ; Derivatives and Hedging (Topic 815).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011.

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

April 17, 2018

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$2,418,427	$7,751,557
Accounts receivable	2,931,353	3,553,096
Inventory	659,579	609,072
Prepaid expenses and other assets	210,535	199,495
Total current assets	6,219,894	12,113,220

Property and equipment, net	2,728,993	2,569,354
Deferred tax asset	-	500,000
Intellectual property, net	2,934,862	52,945
Customer acquisition costs, net	172,333	642,203
Total assets	$12,056,082	$15,877,722

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,795,703	$4,363,553
Current portion of notes payable	2,500,000	1,500,000
Current portion of convertible notes payable, net	1,461,417	-
Current portion of equipment notes payable	61,177	39,499
Customer credits	167,000	590,206
Accrued interest	77,500	78,750
Deferred revenue	517,060	-
Total current liabilities	6,579,857	6,572,008

Notes payable, net of discount and issuance costs	9,733,361	11,678,669
Convertible notes payable, net of discount and issuance costs	-	1,142,154
Equipment notes payable	167,650	143,135
Total liabilities	16,480,868	19,535,966

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 76,246,113 shares issued and outstanding as of December 31, 2017 73,509,663 shares issued and outstanding as of December 31, 2016	76,246	73,510
Additional paid-in capital	42,165,620	40,031,625
Accumulated deficit	(46,666,652)	(43,763,379)

Total stockholders' deficit	(4,424,786)	(3,658,244)

Total liabilities and stockholders' deficit	$12,056,082	$15,877,722

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
		(Restated)

Revenues
Product sales	$26,050,032	$28,920,051
Equipment sales	794,206	2,699,051
Demonstrations and consulting services	654,842	726,438

Total revenues	27,499,080	32,345,540

Costs and expenses:
Cost of sales	19,016,932	23,030,404
Selling, general and administrative expenses	8,471,096	7,257,445

Total costs and expenses	27,488,028	30,287,849

Operating profit	11,052	2,057,691

Other income (expense)
Interest expense	(2,154,570)	(3,816,855)
Letter of credit fees	(219,333)	(226,000)
Loss on debt restructuring	-	(14,105,076)

Total other expense	(2,373,903)	(18,147,931)

Net loss before taxes	(2,362,851)	(16,090,240)

Income tax (expense) benefit	(540,422)	472,669

Net loss	$(2,903,273)	$(15,617,571)

Continuing operations	$(0.03)	$(0.32)
Net loss per common share - basic and diluted:	$(0.03)	$(0.32)

Weighted average common shares outstanding	75,061,800	50,646,328

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(RESTATED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	(Deficit)	Deficit

Balance - December 31, 2015	47,194,118	$47,194	$25,008,016	$(28,145,808)	$(3,090,598)

Stock issued for interest on notes payable	329,000	329	262,871	-	263,200

Stock issued upon debt conversion	2,737,858	2,738	1,366,189	-	1,368,927

Stock issued upon warrant exercise	121,510	122	65,106	-	65,228

Stock issued upon cashless warrant exercise	11,734,440	11,734	(11,734)	-	-

Sale of stock, net of issuance costs	11,314,968	11,315	12,182,638	-	12,193,953

Stock issued upon cashless option exercise	77,769	78	(78)	-	-

Issuance of warrants	-	-	78,020	-	78,020

Issuance of stock options	-	-	1,080,597	-	1,080,597

Net loss	-	-	-	(15,617,571)	(15,617,571)

Balance - December 31, 2016	73,509,663	$73,510	$40,031,625	$(43,763,379)	$(3,658,244)

Stock issued upon debt conversion	51,236	51	25,567	-	25,618

Stock issued upon cashless warrant exercise	630,214	630	(630)	-	-

Stock issued for the acquisition of patents rights	925,000	925	517,075	-	518,000

Stock issued to non-employees	1,000,000	1,000	230,250	-	231,250

Stock issued per settlement agreement	130,000	130	60,970	-	61,100

Re-issuance of warrants	-	-	17,922	-	17,922

Issuance of stock options	-	-	1,282,841	-	1,282,841

Net loss	-	-	-	(2,903,273)	(2,903,273)

	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
		(Restated)
Cash flows from operating activities
Net loss	$(2,903,273)	$(15,617,571)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,532,013	1,158,617
Amortization of license fees	1,950	5,880
Amortization of patent rights	134,133	-
Amortization of discount of notes payable	745,652	1,625,808
Amortization of debt issuance costs	153,303	619,524
Amortization of customer acquisition costs	469,870	443,450
Depreciation expense	748,020	463,868
Deferred tax benefit	500,000	(500,000)
Noncash financing expenses	-	29,000
Loss on debt restructuring	-	14,105,076
Noncash settlement charge expenses	61,100	-
PIK interest	-	584,667
Change in assets and liabilities
Decrease in accounts receivable	621,743	(2,590,719)
(Increase) decrease in inventory	(50,507)	2,106,841
(Increase) in prepaid expenses and other assets	(11,040)	(33,624)
Increase (decrease) in accounts payable and accrued liabilities	(2,568,482)	3,106,992
Increase in Deferred Revenue	517,060	-
(Decrease) in customer credits	(423,206)	(2,281,760)
Net cash (used in) provided by operating activities	(471,664)	3,226,049

Cash flows used in investing activities
Purchase of property and equipment	(806,460)	(1,686,344)
Purchase of intellectual property	(2,500,000)	-
Net cash (used in) investing activities	(3,306,460)	(1,686,344)

Cash flows from financing activities
Payment of debt issuance costs	-	(98,671)
Payment of equity issuance costs	-	(1,264,009)
Payments of equipment notes payable	(55,006)	(31,938)
Payments on convertible promissory note	-	(5,000,000)
Payments on secured promissory note	(1,500,000)	(2,000,000)
Proceeds from the issuance of common stock	-	13,457,962
Proceeds from the issuance of common stock upon warrant exercise	-	65,228
Net cash (used in) provided by financing activities	(1,555,006)	5,128,572

Net (decrease) increase in cash and cash equivalents	(5,333,130)	6,668,277

Cash and cash equivalents - beginning of year	7,751,557	1,083,280

Cash and cash equivalents - end of year	$2,418,427	$7,751,557

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,254,997	$578,934
Taxes	$40,422	$27,331

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in note payable	$101,199	$103,428
Stock issued for interest on notes payable	$-	$263,200
Conversion of accounts receivable to customer acquisition costs	$-	$188,225
Conversion of debt and accrued interest to equity	$25,618	$1,368,927
Conversion of accrued interest to debt	$-	$696,999

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. (the “Company”) is organized under the laws of the State of Delaware with 150,000,000 authorized shares of common stock, par value $.001 per share and 2,000,000 authorized shares of preferred stock, par value $0.001 per share.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2017 and 2016, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2017 and 2016, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at December 31, 2017 and December 31, 2016 and is considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2017 and 2016 due to their short-term maturities. The fair value of the convertible promissory notes payable at December 31, 2017 and 2016 approximated the carrying amount as the notes were issued during the years ended December 31, 2017 and 2016 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2017. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations.

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

The Company recorded customer acquisition costs totaling $1,287,500 during the year ended December 31, 2014. The Company entered into agreements with three new customers during this period. The capitalized balance of customer acquisition costs was $172,333 and $642,203 on December 31, 2017 and December 31, 2016, respectively. Amortization expense for the years ended December 31, 2017 and 2016 was $469,870 and $443,450, respectively.

The Company generated revenues of $27,499,080 and $32,345,540 for the years ended December 31, 2017 and 2016, respectively. The Company generated revenue for the years ended December 31, 2017 and 2016 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

In accordance with the terms of an agreement with one customer, the Company has agreed to credit $517,060 of payments received in 2017 towards future deliveries. This amount is included as deferred revenue at December 31, 2017 and is expected to be recognized as revenue during the quarter ended March 31, 2018 when product is delivered to the customer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2017 or 2016. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2014 or state tax examinations for years prior to 2013.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2017 or 2016, because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2017 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For each of the years ended December 31, 2017 and 2016, 100% of the Company’s revenue related to eight customers, respectively. At both December 31, 2017 and 2016, 100% of the Company’s accounts receivable related to six and five customers, respectively.

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

Recently Adopted Accounting Standards

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

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. Since the warrants were issued in conjunction with the issuance of certain convertible notes payable. The following table provide a reconciliation of warrant liability, additional paid-in capital and accumulated deficit on the consolidated balance sheets as of December 31, 2016:

	Consolidated Balance Sheet
	Warrant Liability	Additional paid in capital	Accumulated deficit
Balance, December 31, 2016 (Prior to adoption of ASU 2017-11)	$1,313,000	$49,838,468	$(54,883,223)

Reverese beginning balance as of Janaury 1, 2016	(9,854,000)	-	9,854,000

Issuance of warrants	(1,096,000)	-	1,096,000

Change in fair value of warrant liability	(14,021,626)	(659,685)	14,681,311

Stock issued upon cashless warrant exercise	9,147,159	(9,147,159)	-

Loss on debt restructuting	14,511,467	-	(14,511,467)

Balance, December 31, 2016 (After adoption of ASU 2017-11)	-	$40,031,625	$(43,763,379)

The following table provide a reconciliation of interest expense, change in fair value of warrant liability, gain (loss) on debt restructuring and net loss on the consolidated statement of operations for the year ended December 31, 2016:

	Consolidated Statement Of Operations
	Interest Expense	Change in value of warrant liability	Gain on debt restructuring	Net loss
Balance, December 31, 2016 (Prior to adoption of ASU 2017-11)	$(4,912,855)	$(14,681,311)	$406,791	$(16,883,015)

Issuance of warrants	1,096,000	-	-	1,096,000

Change in fair value of warrant liability	-	14,681,311	-	14,681,311

Loss on debt restructuting	-	-	(14,511,867)	(14,511,867)

	$(3,816,855)	-	$(14,105,076)	$(15,617,571)

The Company’s consolidated statement of cash flows for the year ended December 31, 2016 was also impacted by the adoption of ASU 2017-11, including increases in the (i) net loss by $1,265,000 and (ii) loss on debt restructuring by $14,512,000; and the reduction of (i) noncash financing expenses by $1,096,000 and (ii) loss on the change in value of warrant liability by $14,681,000.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We will adopt this standard on January 1, 2018, and have determined that the standard will not have a material impact on the company’s financial statements.

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of December 31, 2017 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, and has an accumulated deficit of $46,667,000. The Company has convertible notes maturing during 2018 of $1,550,000, and current principal payments due in 2018 on outstanding promissory notes of $2,500,000. These principal payments raise doubt about the Company’s ability to continue as a going concern. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Therefore, success in our debt refinancing efforts or negotiations with our note holders is critical. We are currently negotiating with outside sources of additional debt financing in order to fund our obligations however no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

The Company held product supply inventory valued at $533,432 and $414,384 and other inventory valued at $126,147 and $194,688 as of December 31, 2017 and December 31, 2016, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2017 and 2016 are as follows:

	December 31	December 31
	2017	2016

Equipment & Installation	$1,965,659	$1,823,594
Trucking equipment	1,010,961	926,614
Office equipment	27,155	27,155
Computer equipment and software	117,212	111,518
Total equipment	3,120,987	2,888,881

Less: accumulated depreciation	(2,067,786)	(1,420,755)
Construction in process	1,675,792	1,101,228
Property and equipment, net	$2,728,993	$2,569,354

The Company uses the straight-line method of depreciation over 2 to 5 years. During the years ended December 31, 2017 and 2016, depreciation expense charged to operations was $748,020 and $463,868, respectively.

Note 6 - Intellectual Property

On January 15, 2009, the Company entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” with the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”). Under the terms of the Agreement, the Company has been granted an exclusive license by EERCF for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world. Amendments No. 4 and No. 5 to this agreement were made effective as of December 16, 2013 and August 14, 2014, respectively, expanding the number of patents covered, eliminated certain contract provisions and compliance issues and restructured the fee payments and buyout provisions while granting EERCF equity in the Company. This agreement now applies to 25 domestic and foreign patents and patent applications.

The Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 875,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents. The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. Running royalties were $0 and $722,380 due to EERCF as of December 31, 2017 and December 31, 2016, respectively.

On April 24, 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. Therefore, the Company has not accrued royalty expense as of December 31, 2017. As a result of the acquisition of the patent rights, no additional monthly license maintenance fees and annual running royalties shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income in 2017 or 2016.

License and patent costs capitalized as of December 31, 2017 and December 31, 2016 are as follows:

	December 31	December 31
	2017	2016

Patents	$3,068,995	$-
License	-	100,000
Less: Accumulated Amortization	(134,133)	(47,055)
License, Net	$2,934,862	$52,945

The Company is currently amortizing its patents over their estimated useful life of 15 years. Amortization expense for the twelve months ended December 31, 2017 and 2016 was $136,083 and $5,880, respectively. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 – Notes Payable

The Company has the following notes payable outstanding as of December 31:

	2017	2016

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$1,550,000	$1,575,000

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	1,146,686	2,646,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Total convertible notes payable before discount	15,696,686	17,221,686

Less discounts	(1,841,867)	(2,587,519)
Less debt issuance costs	(160,041)	(313,344)

Total notes payable	13,694,778	14,320,823

Less current portion	4,050,000	1,500,000

Notes payable, net of current portion	$9,644,778	$12,820,823

As of December 31, 2017, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2018	$4,050,000
2019	3,000,000
2020	8,646,686
$15,696,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but have been extended until July 31, 2018. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2017 and 2016, was $155,618 and $238,315, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2017 and 2016 on this discount was $152,558 and $152,959, respectively. As of December 31, 2017 and 2016, total principal of $1,550,000 and $1,575,000, respectively, was outstanding on these notes.

On November 1, 2016, the Companies entered into an Amended and Restated Financing Agreement (the “Restated Financing Agreement”) with AC Midwest, pursuant to which AC Midwest, which held various warrants to acquire shares of the Company’s common stock (the “AC Midwest Warrants”), will exercise on a cashless basis a portion of the AC Midwest Warrants for 10,000,000 shares of the Company’s common stock and exchanged the AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of the AC Midwest Warrants, for (i) a new senior secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The completion of the transactions contemplated by the Restated Financing Agreement were subject to various conditions including but not limited to the closing by the Company of an equity offering raising at least $10.0 million of gross proceeds prior to December 31, 2016.

On November 29, 2016, the Companies closed on the transactions contemplated by the Restated Financing Agreement. The Company recorded a loss of $14,105,076 on these transactions which was primarily related to the elimination of the warrant liability associated with the unexercised AC Midwest Warrants and was offset by the accelerated amortization of the discount and debt issuance costs associated with the AC Midwest Notes.

New AC Midwest Secured Note

The New AC Midwest Secured Note, which will mature on December 15, 2018 and is guaranteed by MES, is non-convertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company pays principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 the calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the years ended December 31, 2017 and 2016 was $267,847 and $35,411, respectively. As of December 31, 2017 and 2016, total principal of $1,146,686 and $2,646,686, respectively, was outstanding on this note. As of April 17, 2018, the Company was not in compliance with certain financial covenants of the Restated Financing Agreement with AC Midwest Energy. Per the terms of the Restated Financing Agreement, AC Midwest has the right to accelerate any outstanding balance of the New Midwest Secured Note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is non-convertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company pays principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and LC Note are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense for the years ended December 31, 2017 and 2016 was $818,357 and $71,058, respectively. As of December 31, 2017 and 2016, total principal of $13,000,000 and $13,000,000 respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the years ended December 31, 2017 and 2016 was $593,094 and $53,622 respectively.

On January 28, 2016, the Companies entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the “Third Amended Financing Agreement”) with AC Midwest Energy LLC (the “Lender”), pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the “Letter of Credit”) to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company’s performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit payable on the last day of each calendar month. No amounts were received on this letter of credit as of December 31, 2017. Fee expense for the years ended December 31, 2017 and 2016 was $219,333 and $226,000, respectively.

Note 8 – Equipment Notes Payable

	2017	2016
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$32,833	$43,860

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	35,449	46,304

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	34,468	41,483

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	40,385	50,987

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,924, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	49,138	-

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	36,553	-

Total equipment notes payable	228,826	182,634

Less Current Portion	61,177	39,499

Equipment notes payable, net of current portion	$167,649	$143,135

As of December 31, 2017, scheduled principal payments due on convertible notes payable are as follows:

For the year ended December 31,
2018	$61,177
2019	63,423
2020	63,280
2021	36,147
2022	4,799
$228,826

Note 9 – Commitments and Contingencies

Property Leases

On June 1, 2011, the Company entered into a 36 month lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease ended June 30, 2017.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. To date, the lease has been extended twice through February 2019. Monthly rent is $1,463 through February 2019.

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease and is waived from July 1, 2016 through September 30, 2016. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $882.

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent is $3,500 monthly for the first year and decreases to $2,500 throughout the remainder of the term of the lease.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Year Ended December 31
2018	$82,397
2019	47,925
2020	22,500
$152,822

Rent expense was approximately $130,000 and $130,000 for the years ended December 31, 2017 and 2016, respectively.

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2019 and expose the Company to the potential risks associated with rising material costs during that same period. Revenue reported during interim periods were recorded based on the facts and circumstances at the time and any differences noted when the final revenue is determined is considered to be a change in estimate for the period.

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

On March 30, 2017, the Company issued 16,915 shares of common stock upon the cashless exercise of warrants to purchase 23,799 shares of common stock for $0.35 per share based on a market value of $1.21 per share as determined under the terms of the warrant.

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

On April 24, 2017, the Company issued 925,000 shares of common stock in connection with the closing on the acquisition of certain patent rights from Energy & Environmental Research Center Foundation (“EERCF”) for the purchase price of $2,500,000 paid to EERCF in cash, 628,998 shares of common stock to EERCF and 296,002 shares to inventors designated by EERCF. The shares issued were valued at $0.56 per share, representing the value as of the closing date.

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

A summary of stock option activity for the years ended December 31, 2017 and 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2015	6,720,458	1.35	3.7	-
Grants	1,600,000	0.99	4.6	-
Exercises	(100,000)	0.37	-	-
Expirations	(5,001)	22.00	-	-
Cancellations	(665,000)	-	-	-
December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,615,000	0.98	4.8	-
Expirations	(577,273)	1.02	-	-
Cancellations	(125,000)	-	-	-
December 31, 2017	8,463,184	1.26	3.0	-

Options exercisable at:
December 31, 2016	6,700,457	1.31	3.0
December 31, 2017	7,688,184	1.27	3.0

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

On August 31, 2016, the Company issued nonqualified stock options to acquire 750,000 shares of the Company’s common stock to Richard MacPherson, CEO and a current director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest on a cumulative basis in accordance with the following schedule: (i) 250,000 shares at such time that the closing price of the Company’s common stock is equal to or in excess of $2.00 per share for any consecutive 30 day trading period following the grant date, (ii) 250,000 shares at such time that the closing price of the Company’s common stock is equal to or in excess of $3.00 per share for any consecutive 30 day trading period following the grant date, and (iii) 250,000 shares at such time that the Company’s common stock is listed for trading on either the NASDAQ Stock Market or the New York Stock Exchange (including NYSE-MKT). Based on a Black-Scholes valuation model, these options were valued at $595,651 in accordance with FASB ASC Topic 718. These options have not yet vested and no compensation expense has been recorded for the year ended December 31, 2017.

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

On September 18, 2017, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Gary Graves under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.35 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. Fifty percent (50.0%) of the options are fully vested and exercisable as of the date of grant and the remaining fifty percent (50.0%) were canceled on December 20, 2017. Based on a Black-Scholes valuation model, these options were valued at $70,170 in accordance with FASB ASC Topic 718.

On December 28, 2017, the Company issued nonqualified stock options to acquire 15,000 shares of the Company’s common stock to Stacey Hyatt under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.24 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $3,159 in accordance with FASB ASC Topic 718.

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

On April 26, 2016, pursuant to a consulting agreement executed on that date, the Company granted MZHCI, LLC, a vested warrant with a term of three years to purchase 75,000 shares of common stock with an exercise price of $0.65 per share. Per the terms of the agreement, the Company issued MZHCI, LLC an additional warrant to purchase 75,000 shares of common stock with an exercise price of $0.90 per share 91 days after the effective date of the agreement. These warrants will each include a cashless exercise provision. Based on a Black-Scholes valuation model, the warrants issued on April 26, 2016 were valued at $19,240 in accordance with FASB ASC Topic 718. Based on a Black-Scholes valuation model, the warrants issued on July 26, 2016 were valued at $58,780 in accordance with FASB ASC Topic 718. On November 30, 2017, pursuant to an amendment to the consulting agreement, these two warrants were canceled and a new warrant with a term of three years to purchase 150,000 shares of common stock with an exercise price of $0.45 was issued. Based on a Black-Scholes valuation model, an additional value of $17,922 was recorded for the warrant issued on November 30, 2017 in accordance with FASB ASC Topic 718.

The following table summarizes information about common stock warrants outstanding at December 31, 2017:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		0.75	1.25	13,950	1.25
0.87	1,303,300		1.36	0.87	1,303,300	0.87
0.75	683,415		0.80	0.65	683,415	0.65
0.65	515,000		0.82	0.65	515,000	0.50
0.45	150,000		2.92	0.45	150,000	0.45
0.35	4,572,098	*	1.44	0.35	4,572,098	0.35
$0.50 - $3.30	7,237,763		1.35		7,237,763

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

Below is breakdown of the tax provisions for the years ended December 31:

	2017	2016
Current:
Federal	-	-
State and local	$40,422	$27,331
Total Current	40,422	27,331
Deferred federal income tax benefit	500,000	(500,000)
		.
Net Provision (Benefit)	$540,422	$(472,669)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2017	2016
Computed tax at the federal statutory rate	$(803,000)	$(5,901,000)
Return to provision adjustment	-	2,019,000
Debt discounts	254,000	6,279,000
Other	36,000	16,000
Valuation allowance	513,000	(2,913,000)
Federal income tax benefit	$-	$(500,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,840,000	$5,927,000
Stock based compensation	903,000	1,211,000
Total deferred tax assets	4,743,000	7,138,000
Deferred tax liabilities:
Property and equipment	(137,000)	(228,000)
Other	(11,000)	(33,000)
Total deferred tax liabilites	(148,000)	(261,000)

Valuation Allowance	(4,595,000)	(6,377,000)

Net deferred tax asset	$-	$500,000

The Tax Act reduces the federal statutory corporate tax rate from 34.0% to 21.0% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of its deferred tax assets and liabilities, and its related valuation allowance against net deferred tax assets, at December 31, 2017, from 34.0% to the new 21.0% tax rate. Refer to Note 13 for further discussion related to the impact of the Tax Act on the Company’s accounting for income taxes at December 31, 2017. On a gross basis, the Tax Act resulted in a reduction to the Company’s deferred tax assets, deferred tax liabilities and valuation allowance of approximately $2,936,000, $92,000 and $2,844,000, respectively.

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

However, for the year ended December 31, 2017, the Company incurred net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, it was determined that sufficient evidence did not exist to support the reversal of some portions of the valuation allowance against our deferred tax assets, we no longer recorded any deferred tax asset, and no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets.

At December 31, 2017, the Company had approximately $18,284,000 of net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2031.

The Company’s effective income tax rates for the years ended December 31, 2017 and 2016, respectively are different than what would be expected if the statutory rate were applied to net income before income tax expense primarily because of expense charges in connection with various non-cash financing transactions, the use of net operating loss carryforwards, and the change in the valuation allowance.

Note 14 – Subsequent Events

On February 5, 2018, the Company issued nonqualified stock options to acquire 250,000 shares of the Company’s common stock to Rick MacPherson, nonqualified stock options to acquire 150,000 shares of the Company’s common stock to Christopher Greenberg and nonqualified stock options to acquire 108,000 shares of the Company’s common stock to Allan Grantham, each a director of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.28 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $100,887 in accordance with FASB ASC Topic 718.

On February 5, 2018, the Company released the restriction on stock options to acquire 750,000 shares of the Company’s common stock issued to Rick MacPherson on August 31, 2016 making them now fully vested and exercisable. Based on a Black-Scholes valuation model, these options were valued at $76,543 in accordance with FASB ASC Topic 718.

On February 23, 2018, Company issued nonqualified stock options to acquire 50,000 shares each of the Company’s common stock to John Pavlish, Richard Gross and James Trettel, nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Nicholas Lentz and Johnny Battle and nonqualified stock options to acquire 15,000 shares each of the Company’s common stock to Gabriel Brooks, Ethan Gaius and Terry Johnson under the Company’s 2017 Equity Plan. The options granted are exercisable at $0.28 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $51,129 in accordance with FASB ASC Topic 718.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Report of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2017, the Company’s disclosure controls and procedures were ineffective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2017. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the year ended December 31, 2017 and December 31, 2016, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

During 2016 and 2017, certain actions were taken to address certain aspects of the material weaknesses disclosed above. We hired a full-time Controller, completed the installation of ERP software used to manage our business activities, hired two additional administrative personnel to create a more effective internal control environment with the necessary segregation of duties, continued to document necessary internal control policies and continued with the appropriate training of our personnel on our internal controls and procedures.

Although we believe that these efforts effectively strengthen our disclosure control processes and procedures, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2018 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

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

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2017 and 2016
Consolidated Statements of Operations for Years Ended December 31, 2017 and 2016
Consolidated Statements of Stockholders’ Deficit for Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015

3.2	Amended and Restated By-laws		8-K	10/16/2014

10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/2012

10.2	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/12/2013

10.3	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/12/2013

10.4	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/12/2013

10.5	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013		8-K	12/20/2013

10.6	Amendment No. 5 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated August 14, 2014	8-K	08/15/2014

10.7	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017	10-Q	08/21/2017

10.8	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017	10-Q	08/21/2017

10.9	Employment Letter Agreement between Richard H. Gross and Midwest Energy Emissions Corp. dated August 10, 2015	10-K	03/30/2016

10.10	Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated July 13, 2016	8-K	07/15/2016

10.11	Employment Letter Agreement between Marcus A. Sylvester and Midwest Energy Emissions Corp. dated June 26, 2017	8-K	06/30/2017

10.12	Employment Agreement between Jim Trettel and Midwest Energy Emissions Corp. dated January 1, 2014	10-K	03/20/2015

10.13	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014	8-K	11/20/2014

10.14	Consulting Agreement between Midwest Energy Emissions Corp. and Dathna Partners, LLC and Louis Rabman dated as of July 31, 2017	8-K	08/04/2017

10.15	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended	10-K	03/30/2016

10.16	Form of Option Award Agreement (2014 Equity Incentive Plan)	8-K	02/05/2014

10.17	Financing Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and the AC Midwest Energy, LLC dated as of August 14, 2014	8-K	08/15/2014

10.18	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014	8-K	08/15/2014

10.19	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014	8-K	08/15/2014

10.20	Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy, LLC dated August 14, 2014 dated as of August 14, 2014	8-K	08/15/2014

10.21	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		8-K	08/15/2014

10.22	Waiver and Amendment to Financing Agreement, and Reaffirmation of Guaranty between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of March 16, 2015		10-K	03/20/2015

10.24	Waiver and Amendment No. 2 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of November 16, 2015		8-K	11/20/2015

10.25	Amendment No. 1 to Investor/Registration Rights Agreement by and between Midwest Energy Emissions Corp. and AC Midwest Energy LLC dated as of November 16, 2015		8-K	11/20/2015

10.26	Amendment No. 3 to Financing Agreement, and Reaffirmation of Guaranty among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of January 28, 2016		8-K	02/03/2016

10.27	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016

10.28	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016

10.29	Form of Stock Purchase Agreement		8-K	11/15/2016

10.30	Form of Registration Rights Agreement		8-K	11/15/2016

10.31	Senior Secured Note		8-K	12/02/2016

10.32	Unsecured Subordinated Note		8-K	12/02/2016

10.33	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan		8-K	02/14/2017

10.34	Form of Option Award Agreement (2017 Equity Incentive Plan)	☒

14.1	Code of Ethics		10-K	03/20/2015

21.1	Subsidiaries of the registrant	☒

23.1	Consent of Schneider Downs & Co., Inc.	☒

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: April 17, 2018	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson
Richard MacPherson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2018

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2018

/s/ Chris Greenberg
Chris Greenberg	Chairman of the Board and Director	April 17, 2018

/s/ Allan T. Grantham
Allan T. Grantham	Director	April 17, 2018

