Form 10-Q
period 2018-03-31
Midwest Energy Emissions Corp.
filed 2018-05-21
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,246,113 outstanding as of May 21, 2018.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2017 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

Page 3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the three months ended March 31, 2018

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$629,583	$2,418,427
Accounts receivable	841,066	2,931,353
Inventory	618,763	659,579
Prepaid expenses and other assets	169,663	210,535
Total current assets	2,259,075	6,219,894

Property and equipment, net	2,679,178	2,728,993
Intellectual property, net	2,884,562	2,934,862
Customer acquisition costs, net	137,867	172,333
Total assets	$7,960,682	$12,056,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$285,136	$1,795,703
Current portion of notes payable	2,625,000	2,500,000
Convertible notes payable, net of discount and issuance costs	1,499,031	1,461,417
Current portion of equipment notes payable	61,240	61,177
Customer credits	167,000	167,000
Accrued interest	38,750	77,500
Deferred revenue	-	517,060
Total current liabilities	4,676,157	6,579,857

Notes payable, net of discount and issuance costs	9,167,773	9,733,361
Equipment notes payable	152,070	167,650
Total liabilities	13,996,000	16,480,868

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
76,246,113 shares issued and outstanding as of March 31, 2018
76,246,113 shares issued and outstanding as of December 31, 2017	76,246	76,246
Additional paid-in capital	42,466,160	42,165,620
Accumulated deficit	(48,577,724)	(46,666,652)

Total stockholders' deficit	(6,035,318)	(4,424,786)

Total liabilities and stockholders' deficit	$7,960,682	$12,056,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Revenues
Product sales	$2,059,819	$5,284,234
Equipment sales	9,146	7,160
Demonstrations and consulting services	52,147	136,000

Total revenues	2,121,112	5,427,394

Costs and expenses
Cost of sales	1,708,315	3,785,922
Selling, general and administrative expenses	1,781,368	2,694,282

Total costs and expenses	3,489,683	6,480,204

Operating loss	(1,368,571)	(1,052,810)

Other expenses
Interest expense	(513,501)	(540,475)
Letter of credit fees	(29,000)	(60,000)

Total other expenses	(542,501)	(600,475)

Net loss before taxes	(1,911,072)	(1,653,285)

Income tax expense	-	-

Net loss	$(1,911,072)	$(1,653,285)

Net loss per common share - basic and diluted:	$(0.03)	$(0.02)

Weighted average common shares outstanding	76,246,113	73,585,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2017	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Issuance of stock options	-	-	231,165	-	231,165

Stock issued for consulting agreement	-	-	69,375	-	69,375

Net loss for the period	-	-	-	(1,911,072)	(1,911,072)

Balance - March 31, 2018	76,246,113	$76,246	$42,466,160	$(48,577,724)	$(6,035,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Cash flows from operating activities
Net loss	$(1,911,072)	$(1,653,285)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	300,540	954,621
Amortization of license fees	-	1,470
Amortization of discount of notes payable	183,856	183,859
Amortization of debt issuance costs	38,160	38,824
Amortization of customer acquisition costs	34,467	120,846
Amortization of EERCF Patents	50,301	-
Depreciation expense	164,279	179,442
Change in assets and liabilities
Decrease in accounts receivable	2,090,287	1,347,357
Decrease (Increase) in inventory	40,816	(631,821)
Decrease (Increase) in prepaid expenses and other assets	40,872	(2,410)
(Decrease) in accounts payable and accrued liabilities	(1,550,567)	(3,451,991)
(Decrease) in deferred revenue and customer credits	(517,060)	-
Net cash used in operating activities	(1,035,121)	(2,913,088)

Cash flows used in investing activities
Purchase of property and equipment	(114,508)	(447,842)
Net cash used in investing activities	(114,508)	(447,842)

Cash flows from financing activities
Payments of notes payable	(639,215)	(12,077)
Net cash used in financing activities	(639,215)	(12,077)

Net decrease in cash and cash equivalents	(1,788,844)	(3,373,007)

Cash and cash equivalents - beginning of period	2,418,427	7,751,557

Cash and cash equivalents - end of period	$629,583	$4,378,550

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$287,232	$337,813
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in equipment notes payable	$-	$101,201
Stock issued for interest on convertible notes payable	$-	$618

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2018, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Customer Acquisition Costs

The Company recorded no customer acquisition costs during the quarter ended March 31, 2018 and year ended December 31, 2017. The capitalized balance of customer acquisition costs on March 31, 2018 and December 31, 2017 was $137,867 and $172,333, respectively. Amortization expense for the quarters ended March 31, 2018 and 2017 was $34,467 and $120,846 respectively.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the quarters ended March 31, 2018 and 2017, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at March 31, 2018 and December 31, 2017 and is considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2018 and December 31, 2017 due to their short-term maturities. The fair value of the convertible promissory notes payable at March 31, 2018 and December 31, 2017 approximated the carrying amount as the notes were issued during the years ended March 31, 2018 and December 31, 2017 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2018. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s revenues are primarily comprised of sales of products. Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue.

The Company’s revenue is primarily from products transferred to customers at a point in time. The Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon shipment.

The Company generated revenues of $2,121,112 and $5,427,394 for the three months ended March 31, 2018 and 2017, respectively. The Company generated revenue for the quarters ended March 31, 2018 and 2017 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at March 31, 2018 and December 31, 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2014 or state tax examinations for years prior to 2013.

Basic and Diluted Income (Loss) per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2018 because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2018 and December 31, 2017 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended March 31, 2018 and 2017, 100% of the Company’s revenue related to eight customers. At March 31, 2018 and December 31, 2017, 100% of the Company’s accounts receivable related to eight and six customers, respectively.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We have adopted this standard on January 1, 2018, and have determined that the standard did not have a material impact on the company’s financial statements.

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

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. Since the warrants were issued in conjunction with the issuance of certain convertible notes payable. The following table provide a reconciliation of warrant liability, additional paid-in capital and accumulated deficit on the consolidated balance sheets as of March 31, 2017:

	Consolidated Balance Sheet
	Warrant Liability	Additional paid in capital	Accumulated deficit
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$991,000	$49,838,468	$(54,883,223)

Reverse beginning balance as of January 1, 2017	(1,313,000)	(9,806,844)	11,119,844

Change in fair value of warrant liability	208,000	-	-

Stock issued upon cashless warrant exercise	114,000	-	-

Balance, March 31, 2017 (After adoption of ASU 2017-11)	-	$40,031,625	$(43,763,379)

The following table provide a reconciliation of change in fair value of warrant liability and net loss on the consolidated statement of operations for the three months ended March 31, 2017 (in thousands):

	Consolidated Statement Of Operations
	Change in value of warrant liability	Net loss
Balance, March 31, 2017 (Prior to adoption of ASU 2017-11)	$208,000	$(1,445,285)

Change in fair value of warrant liability	(208,000)	(208,000)

Balance, March 31, 2017 (After adoption of ASU 2017-11)	-	$(1,653,285)

The Company’s consolidated statement of cash flows for the year ended March 31, 2017 was also impacted by the adoption of ASU 2017-11, including increases in net loss of $208,000 and the reduction of loss on the change in value of warrant liability by the same amount.

Recently Issued Accounting Standards

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

Note 3 - Going Concern

The accompanying consolidated financial statements as of March 31, 2018 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, and has an accumulated deficit of $48,578,000. The Company has convertible notes maturing during 2018 of $1,550,000, and current principal payments due in 2018 on outstanding promissory notes of $1,875,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Therefore, success in our debt refinancing efforts or negotiations with our note holders is critical. We are currently negotiating with outside sources of additional debt financing in order to fund our obligations however no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Inventory

Inventory at March 31, 2018 and December 31, 2017 are as follows:

	March 31	December 31
	2018	2017

Raw materials	$426,892	$419,032
Finished goods	106,276	154,952
Work in process	85,595	85,595
Total inventory	$618,763	$659,579

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2018 and December 31, 2017 are as follows:

	March 31	December 31
	2018	2017

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	1,010,961	1,010,961
Computer equipment and software	117,212	117,212
Office equipment	27,155	27,155
Total equipment	3,120,987	3,120,987

Less: accumulated depreciation	2,232,109	2,067,786
Construction in process	1,790,300	1,675,792
Property and equipment, net	$2,679,178	$2,728,993

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended March 31, 2018 and 2017 depreciation expense charged to operations was $164,324 and $179,442, respectively.

Note 6 – Intellectual Property

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

Under the terms of the License Agreement, the Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents (see below). The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. Running EERCF royalties were eliminated as of March 31, 2018 and December 31, 2017.

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

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income in 2017.

License and patent costs capitalized as of March 31, 2018 and December 31, 2017 are as follows:

	March 31	December 31
	2018	2017

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(184,433)	(134,133)
License, Net	$2,884,562	$2,934,862

The Company is currently amortizing its patents over their estimated useful life of 15 years. During the quarters ended March 31, 2018 and 2017, amortization expense charged to operations was $50,300 and $1,470. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 – Notes Payable

The Company has the following notes payable outstanding as of March 31, 2018 and December 31, 2017:

	March 31	December 31
	2018	2017

Secured convertible promissory notes which mature on July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$1,550,000	$1,550,000

Secured promissory note which matures on June 15, 2018 and bears interest at 12% per annum.	521,686	1,146,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Total convertible notes payable before discount	15,071,686	15,696,686

Less discounts	(1,658,000)	(1,841,867)
Less debt issuance costs	(121,882)	(160,041)

Total notes payable	13,291,804	13,694,778

Less current portion	4,175,000	4,050,000

Notes payable, net of current portion	$9,116,804	$9,644,778

As of March 31, 2018, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2019	$4,175,000
2020	3,000,000
2021	7,896,686
$15,071,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the quarters ended March 31, 2018 and 2017, was $38,750 and $39,375, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the quarters ended March 31, 2018 and 2017 on this discount was $37,614 and $37,617, respectively. As of March 31, 2018 and December 31, 2017, total principal of $1,550,000 and $1,550,000 was outstanding on these notes.

New AC Midwest Secured Note

On November 29, 2016 the Company closed on the transactions contemplated by a new Restated Financing Agreement entered into with AC Midwest on November 1, 2016 whereby at closing AC Midwest, which held various warrants to acquire shares of the Company’s common stock, exercised on a cashless basis a portion of its warrants for 10,000,000 shares of the Company’s common stock and exchanged previous AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of its warrants, for (i) a new secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The New AC Midwest Secured Note, which will mature on December 15, 2018 and is guaranteed by MES, is nonconvertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 on March 15, 2018, (iii) with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date. The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the quarter ended March 31, 2018 was $30,859. Principal balance was $521,686 and $1,146,686 as of March 31, 2018 and December 31, 2017, respectively. As of May 21, 2018, the Company was not in compliance with certain financial covenants of the Restated Financing Agreement with AC Midwest Energy. Per the terms of the Restated Financing Agreement, AC Midwest has the right to accelerate any outstanding balance of the New Midwest Secured Note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the quarter ended March 31, 2018 was $206,375. As of March 31, 2018 and December 31, 2017, total principal of $13,000,000 and $13,000,000, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the quarter ended March 31, 2018 was $146,242. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. No amounts were drawn on the letter of credit, which has been terminated as of March 31, 2018.

Note 8 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of March 31, 2018 and December 31, 2017:

	Current Balance	2017
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$30,003	$32,833

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	32,663	35,449

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	32,652	34,468

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	37,653	40,385

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	46,395	49,138

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	33,944	36,554

Total equipment notes payable	213,310	228,827

Less Current Portion	61,240	61,177

Equipment notes payable, net of current portion	$152,070	$167,650

As of March 31, 2018, scheduled principal payments due on equipment notes payable are as follows:

For the year ended March 31,
2019	$61,240
2020	64,169
2021	57,689
2022	30,212
$213,310

Note 9 – Commitments and Contingencies

Property Leases

On June 1, 2011, the Company entered into a lease for warehouse space in Centralia, Washington, commencing August 1, 2011. The lease ended on June 30, 2017.

On January 27, 2015, the Company entered into a 13-month lease for office space in Lewis Center, Ohio, commencing February 1, 2015. The lease provides for the option to extend the lease for up to five additional years. Rent was abated for the first month of the lease. To date, the lease has been extended three times through February 2019. Monthly rent is $1,463 through February 2019.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Year Ended March 31
2019	$74,000
2020	45,000
2020	11,000
$130,000

Rent expense was approximately $30,000 and $30,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Common Stock

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, the Company issued 1,000,000 shares of common stock to Dathna Partners, LLC which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The shares issued were valued at $0.37 per share, representing the value as of the issuance date. Compensation expense for the three months ended March 31, 2018 and 2017 on the issued options was $69,375 and $0, respectively.

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

A summary of stock option activity for the quarter ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,565,000	0.98	4.8	-
Expirations	(527,273)	1.02	-	-
Cancellations	(125,000)	-	-	-
December 31, 2017	8,463,184	1.26	3.0	-

Grants	753,000	0.28	4.9	-
March 31, 2018	9,216,184	1.18	2.1	-

Options exercisable at:
December 31, 2017	7,688,184	1.27	3.0
March 31, 2018	8,378,684	1.19	2.01

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 112.2%, and a risk free interest rate of 3%.

On May 1, 2016, the Company issued nonqualified stock options to acquire 25,000 shares each of the Company’s common stock to Christopher Greenberg, Brian Johnson and Christopher Lee, current directors of the Company, under the Company’s 2014 Equity Plan. The options granted are exercisable at $0.42 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. These options are to vest one year after the original grant date, subject to continuing service to the Company, are exercisable as of the date of vesting and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $19,376 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended March 31, 2018 and 2017 on the issued options was $0 and $4,845, respectively.

On October 4, 2016 the Company granted nonqualified stock options to acquire 25,000 shares of the Company’s common stock to Todd Ferrell. The options granted are exercisable at $1.36 per share, representing the fair market value of the common stock as of the date of grant. These options will vest and become exercisable on February 1, 2018 and will expire five years from the grant date. Based on a Black-Scholes valuation model, these options were valued at $22,157 in accordance with FASB ASC Topic 718. Compensation expense for the three months ended March 31, 2018 and 2017 on the issued options was $2,606 and $3,909, respectively.

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

The following table summarizes information about common stock warrants outstanding at March 31, 2018:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		0.50	1.25	13,950	1.25
0.87	1,303,300		1.11	0.87	1,303,300	0.87
0.75	683,415		0.55	0.65	683,415	0.65
0.65	515,000		0.58	0.65	515,000	0.50
0.45	150,000		2.67	0.45	150,000	0.45
0.35	4,572,098	*	1.19	0.35	4,572,098	0.35
$0.50 - $3.30	7,237,763		1.35		7,237,763

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the quarter ended March 31, 2018, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017, the Company's net operating loss carryforward was approximately $18,284,000. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2031.

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

We remain focused on positioning the Company for short and long-term growth. In the quarter ended March 31, 2017, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. In 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. This acquisition positions the Company to continue its growth across North America, including the licensing of our technologies in the United States and around the world.

Results of Operations

The company saw a decrease in sales in the first fiscal quarter of 2018 as compared to first quarter 2017. The decrease in product sales is primarily due to the loss of customer EGU’s that were shut down as a result of competitive disadvantages to other EGU’s, optimization efforts with our customers, as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Revenues

Sales - We generated revenues of approximately $2,121,000 and $5,427,000 for the quarters ended March 31, 2018 and 2017. Total sorbent product sales for the three months ended March 31, 2018 and 2017 were $2,060,000 and $5,284,000, respectively. This decrease is primarily due to the factors described above.

Other revenues for the three months ended March 31, 2018 and 2017 were $61,000 and $143,000, respectively. The decrease in other revenue is primarily associated with decreased consulting and equipment sales revenues from first quarter 2017.

Cost and Expenses

Costs and expenses were $3,490,000 and $6,480,000 during the three months ended March 31, 2018 and 2017, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales during the current quarter compared to the same period in the prior year. These decreases are primarily associated with the significant decrease in revenues over the same quarter 2017.

Cost of sales during the three months ended March 31, 2018 and 2017 was $1,708,000 and $3,786,000, respectively. The decrease in cost is primarily attributable to the significant decrease in product sales in 2018.

Selling, general and administrative expenses were $1,781,000 and $2,694,000 for the quarters ended March 31, 2018 and 2017. The decrease in selling, general and administrative expenses is primarily attributed a decrease in stock based compensation and sales commissions over the same quarter 2017.

Other Expenses

Interest expense related to the financing of capital was $514,000 and $540,000 during the quarters ended March 31, 2018 and 2017, respectively.

Net Income (Loss)

For the quarter ended March 31, 2018 and 2017 we had a net loss of approximately $1,911,000 and $1,653,000, respectively.

Taxes

As of March 31, 2018, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of March 31, 2018, our cash and cash equivalents totaled $630,000 versus $2,418,000 at December 31, 2017. The decrease in cash is primarily due to focusing on paying down accounts payable.

Total assets were $7,961,000 at March 31, 2018 versus $12,056,000 at December 31, 2017. The change in total assets is primarily attributable to decrease in cash and cash equivalents and accounts receivable.

Total liabilities were $13,996,000 at March 31, 2018 versus $16,481,000 at December 31, 2017. The decrease in total liabilities in primarily due to a decrease in accounts payable and accrued expenses.

Operating activities used $1,035,000 and $2,913,000 of cash during the three months ended March 31, 2018 and 2017, respectively. The change in cash used by operating activities is primarily attributable to the decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable.

Investing activities used $115,000 and $448,000 during the three months ended March 31, 2018 and 2017, respectively.

Financing activities used $639,000 and $12,000 during the three months ended March 31 2018 and 2017 respectively, due to payments on secured promissory notes and equipment notes payable.

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

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s revenues are primarily comprised of sales of products. Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue.

The Company’s revenue is primarily from products transferred to customers at a point in time. The Company recognizes revenue at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon shipment.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters ended March 31, 2018 and 2017, respectively:

	Quarter Ended March 31,
	2018	2017
	(In thousands)

Net (loss)	$(1,911)	$(1,653)

Non-GAAP adjustments:
Depreciation and amortization	249	300
Interest	514	540
State income taxes	-	10
Stock based compensation	301	955

Adjusted EBITDA	$(847)	$152

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Certain actions have been taken to address certain aspects of the material weaknesses disclosed above. We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2018 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In December 2017, one of our customers commenced an arbitration against us before the American Arbitration Association alleging that we breached certain price guarantees provided in a supply agreement and maximum contract year billings. On April 12, 2018, the parties executed an agreement settling this matter, which agreement includes certain revised billing terms for product which is sold to and purchased by such customer between April 16, 2018 and April 15, 2019. We do not expect the settlement to have a material adverse effect on our business, financial condition or results of operations.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 21, 2018	By:	/s/ Richard MacPherson
Richard MacPherson President and Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2018	By:	/s/ Richard H. Gross
Richard H. Gross Chief Financial Officer (Principal Financial Officer)

