Form 10-Q
period 2018-06-30
Midwest Energy Emissions Corp.
filed 2018-08-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

___________________________________________________________________

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 76,246,113 outstanding as of August 14, 2018.

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

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the six months ended June 30, 2018

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$493,981	$2,418,427
Accounts receivable	832,080	2,931,353
Inventory	496,712	659,579
Prepaid expenses and other assets	164,646	210,535
Total current assets	1,987,419	6,219,894

Property and equipment, net	2,632,895	2,728,993
Intellectual property, net	2,834,262	2,934,862
Customer acquisition costs, net	103,400	172,333
Total assets	$7,557,976	$12,056,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,481,924	$1,795,703
Current portion of notes payable	3,125,000	2,500,000
Current portion convertible notes payable, net	968,470	1,461,417
Current portion of equipment notes payable	62,623	61,177
Customer credits	167,000	167,000
Accrued interest	51,665	77,500
Deferred revenue	-	517,060
Total current liabilities	5,856,682	6,579,857

Notes payable, net of discount and issuance costs	9,127,665	9,733,361
Equipment notes payable	136,308	167,650
Total liabilities	15,120,655	16,480,868

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
76,246,113 shares issued and outstanding as of June 30, 2018
76,246,113 shares issued and outstanding as of December 31, 2017	76,246	76,246
Additional paid-in capital	42,639,741	42,165,620
Accumulated deficit	(50,278,666)	(46,666,652)

Total stockholders' deficit	(7,562,679)	(4,424,786)

Total liabilities and stockholders' deficit	$7,557,976	$12,056,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Revenues
Product sales	2,414,951	7,112,722	4,474,770	12,396,956
Equipment sales	-	776,946	9,146	784,106
Demonstrations and consulting services	36,600	41,500	88,746	177,500

Total revenues:	2,451,551	7,931,168	4,572,662	13,358,562

Costs and expenses:
Cost of sales	1,882,612	4,995,776	3,590,926	8,781,697
Selling, general and administrative expenses	1,709,763	2,313,357	3,491,130	5,007,641

Total costs and expenses	3,592,375	7,309,133	7,082,056	13,789,338

Operating (loss) income	(1,140,824)	622,035	(2,509,394)	(430,776)

Other (expense) income
Interest expense	(516,082)	(544,918)	(1,029,583)	(1,085,393)
Letter of credit fees	-	(60,667)	(29,000)	(120,667)
Loss on debt exchange	(44,036)	-	(44,036)	-

Total other (expense) income	(560,118)	(605,585)	(1,102,619)	(1,206,060)

Net (loss) income	$(1,700,942)	$16,450	$(3,612,013)	$(1,636,836)

Net (loss) income per common share - basic and diluted:	$(0.02)	$0.00	$(0.05)	$(0.02)

Weighted average common shares outstanding	76,246,113	74,493,909	76,246,113	74,051,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2017	76,246,113	$76,246	$42,165,620	$(46,666,652)	(4,424,786)

Issuance of stock options	-	-	245,870	-	245,870

Issuance of warrants			89,500	-	89,500

Stock issued for consulting agreement			138,750	-	138,750

Net loss for the period	-	-	-	(3,612,013)	(3,612,013)

Balance - June 30, 2018	76,246,113	$76,246	$42,639,740	$(50,278,665)	$(7,562,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Cash flows from operating activities
Net loss	$(3,612,013)	$(1,636,836)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	384,620	1,236,783
Amortization of license fees	-	2,940
Amortization of discount of notes payable	281,001	369,714
Amortization of debt issuance costs	76,320	76,984
Amortization of customer acquisition costs	68,934	220,816
Amortization of EERCF Patents	100,602	33,534
Depreciation expense	227,968	366,817
Loss on debt exchange	44,036	-
Settlement Expense	-	61,100
Change in assets and liabilities
Decrease (Increase) in accounts receivable	2,099,273	(655,318)
Decrease (Increase) in inventory	162,867	(299,985)
Decrease in prepaid expenses and other assets	45,889	3,337
(Decrease) in accounts payable and accrued liabilities	(251,374)	(2,227,879)
(Decrease) in deferred revenue and customer credits	(517,060)	-
Net cash used in operating activities	(888,937)	(2,447,993)

Cash flows used in investing activities
Purchase of property and equipment	(131,915)	(586,429)
Purchase of intellectual property	-	(2,500,000)
Net cash used in investing activities	(131,915)	(3,086,429)

Cash flows from financing activities
Payment of promissory notes	(875,000)	(500,000)
Payment of equipment notes payable	(28,594)	(26,434)
Net cash used in financing activities	(903,594)	(526,434)

Net decrease in cash and cash equivalents	(1,924,446)	(6,060,856)

Cash and cash equivalents - beginning of period	2,418,427	7,751,557

Cash and cash equivalents - end of period	$493,981	$1,690,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$505,431	$681,687

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$101,304
Stock issued for interest on convertible notes payable	$-	$25,618
Stock issued for the acquisition of patents rights	$-	$518,000
Stock issued for settlement	$-	$61,100

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2018, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended June 30, 2018, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended June 30, 2018 and 2017, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at June 30, 2018 and December 31, 2017 and is considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2018 and December 31, 2017 due to their short-term maturities. The fair value of the convertible promissory notes payable at June 30, 2018 and December 31, 2017 approximated the carrying amount as the notes were issued at interest rates prevailing in the market at the time and interest rates have not significantly changed as of June 30, 2018. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $4,572,662 and $13,358,562 for the six months ended June 30, 2018 and 2017, respectively and $2,451,551 and $7,931,168 for the quarters ended June 30, 2018 and 2017, respectively. The Company generated revenue for the six months ended June 30, 2018 and 2017 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2018 and December 31, 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2014 or state tax examinations for years prior to 2013.

Basic and Diluted Income (Loss) per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2018 because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2018 and December 31, 2017 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended June 30, 2018 and 2017, 100% of the Company’s revenue related to six and seven customers, respectively. For the six months ended June 30, 2018 and 2017, 100% of the Company’s revenue related to six and eight customers, respectively. At June 30, 2018 and December 31, 2017, 100% of the Company’s accounts receivable related to five and six customers, respectively.

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

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. Since the warrants were issued in conjunction with the issuance of certain convertible notes payable. The following table provide a reconciliation of warrant liability, additional paid-in capital and accumulated deficit on the consolidated balance sheets as of June 30, 2017:

	Consolidated Balance Sheet
	Warrant Liability	Additional paid in capital	Accumulated deficit
Balance, June 30, 2017 (Prior to adoption of ASU 2017-11)	$219,000	$51,909,207	$(55,657,032)

Reverse beginning balance as of January 1, 2017	(1,313,000)	(9,806,844)	11,119,844

Change in fair value of warrant liability	863,023	-	-

Stock issued upon cashless warrant exercise	230,977	-	-

Balance, June 30, 2017 (After adoption of ASU 2017-11)	-	$42,102,363	$(44,537,188)

The following table provide a reconciliation of change in fair value of warrant liability and net loss on the consolidated statement of operations for the six months ended June 30, 2017:

	Consolidated Statement Of Operations
	Change in value of warrant liability	Net loss
Balance, June 30, 2017 (Prior to adoption of ASU 2017-11)	$863,023	$(773,813)

Change in fair value of warrant liability	(863,023)	(863,023)

	-	$(1,636,836)

The Company’s consolidated statement of cash flows for the year ended June 30, 2017 was also impacted by the adoption of ASU 2017-11, including increases in net loss of $863,023 and the reduction of loss on the change in value of warrant liability by the same amount.

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

Note 3 – Going Concern

The accompanying consolidated financial statements as of June 30, 2018 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, and has an accumulated deficit of approximately $50,279,000. The Company has convertible notes maturing during 2018 of $990,000, and current principal payments due in 2018 on outstanding promissory notes of $1,625,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Therefore, success in our debt refinancing efforts or negotiations with our note holders is critical. We are currently negotiating with outside sources of additional debt financing in order to fund our obligations however no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017

Raw Materials	$121,952	$154,952
Finished Goods	289,165	419,032
Work In Process	85,595	85,595
Total Inventory	$496,712	$659,579

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	1,010,961	1,010,961
Computer equipment and software	117,212	117,212
Office equipment	27,155	27,155
Total equipment	3,120,987	3,120,987

Less: accumulated depreciation	(2,295,799)	(2,067,786)
Construction in process	1,807,707	1,675,792
Property and equipment, net	$2,632,895	$2,728,993

The Company uses the straight-line method of depreciation over 2 to 5 years. Depreciation expense for the six months ended June 30, 2018 and 2017 was $227,968 and $366,817, respectively. Depreciation expense for the quarters ended June 30, 2018 and 2017 was $63,690 and $187,375, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense recorded as cost of sales were $211,371 and $349,447, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense recorded as sales, general and administrative expenses were $16,643 and $17,370, respectively.

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

Under the terms of the License Agreement, the Company paid EERCF $100,000 in 2009 for the license to use the patents and at the option of the Company can pay $2,500,000 and issue 925,000 shares of common stock for the assignment of the patents or pay the greater of the license maintenance fees or royalties on product sales for continued use of the patents (see below). The license maintenance fees are $25,000 due monthly beginning in January 1, 2014 and continuing each month thereafter. The running royalties are $100 per one megawatt of electronic nameplate capacity and $100 per three megawatt per hour for the application to thermal systems to which licensed products or licensed processes are sold by the Company, associate and sublicensees. Running royalties are payable by the Company within 30 days after the end of each calendar year to the licensor and may be credited against license maintenance fees paid. Running EERCF royalties were eliminated as of December 31, 2017.

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

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income for the six month period ended June 30, 2018 or the year ended December 31, 2017, respectively.

License and patent costs capitalized as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(234,733)	(134,133)
License, Net	$2,834,262	$2,934,862

The Company is currently amortizing its patents over their estimated useful life of 15 years. Amortization expense for the six months ended June 30, 2018 and 2017 was $100,602 and $33,534, respectively. Amortization expense for the quarters ended June 30, 2018 and 2017 was $50,300 and $35,003, respectively. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 – Notes Payable

The Company has the following notes payable outstanding as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Secured convertible promissory notes which mature on September 1, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$990,000	$1,550,000

Secured promissory note which matures on September 1, 2018 and bears interest at 15% per annum.	271,686	1,146,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Unsecured convertible promissory notes which mature on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$560,000	$-

Total convertible notes payable before discount	14,821,686	15,696,686

Less discounts	(1,516,829)	(1,841,867)
Less debt issuance costs	(83,722)	(160,041)

Total notes payable	13,221,135	13,694,778

Less current portion	4,093,470	3,961,417

Notes payable, net of current portion	$9,127,665	$9,733,361

As of June 30, 2018, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2019	$4,093,470
2020	3,000,000
2021	7,168,216
2022	-
2023	560,000
	$14,821,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes (the “2013 Notes”) and warrants to unaffiliated accredited investors totaling $1,902,500. The 2013 Notes have a term of three years, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The 2013 Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the six months ended June 30, 2018 and 2017, was $77,500 and $78,125, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the six months ended June 30, 2018 and 2017 on this discount was $75,646 and $75,606, respectively. As of June 30, 2018 and December 31, 2017, total principal of $990,000 and $1,550,000 was outstanding on these notes.

On June 15, 2018, the Company issued unsecured convertible notes and warrants to certain holders of the 2013 Notes totaling $560,000 in exchange for their secured 2013 Notes (see description below of the private placement offering commenced during the second quarter of 2018). The new unsecured notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Issuer at an exercise price of $0.70 per share. The notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. These securities were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act as well as under Section 3(a)(9) under the Securities Act. Loss on this debt exchange was $44,036. Interest expense for the six months ended June 30, 2018 and 2017, was $3,040 and $0, respectively. A discount on the notes payable of $45,464 was recorded based on the value of the fair value of the note and warrants exchanged. Amortized interest expense for the six months ended June 30, 2018 and 2017 on this discount was $746 and $0, respectively. As of June 30, 2018 and December 31, 2017, total principal of $560,000 and $0 was outstanding on these notes.

During the second quarter of 2018, the Company commenced and continues to make a private placement offering exempt from registration under the Securities Act, of up to $3,500,000 12.0% unsecured convertible promissory notes and warrants, to certain (i) accredited investors and (ii) holders of the 2013 Notes in the aggregate principal amount of $1,550,000 which holders have been given the opportunity to exchange their current notes for the new unsecured notes and warrants. The information provided herein does not constitute an offer to sell or a solicitation of an offer to buy any of the securities described herein. Such securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

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

On June 14, 2018, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Financing Agreement with AC Midwest Energy LLC which was entered into on November 1, 2016. Pursuant to Amendment No. 1, the parties agreed that the remaining principal balance ($521,686.10) due under the Secured Note referenced therein (which prior to Amendment No. 1 was due on June 15, 2018) would be paid as follows: (a) $250,000 on or prior to June 15, 2018 (which was paid on that date), and (ii) the balance thereof on or prior to September 1, 2018. In addition, the parties agreed that following June 15, 2018, the Secured Note shall bear interest on the unpaid principal balance thereof at a rate equal to the current interest rate provided therein plus 3.0% per annum until the remaining principal balance is paid in full.

The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the six months ended June 30, 2017 was $157,017. As of June 30, 2018 and December 31, 2017, total principal of $271,686 and $1,146,686 was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the six months ended June 30, 2018 was $455,114. As of June 30, 2018 and December 31, 2017, total principal of $13,000,000 and $13,000,000, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the six months ended June 30, 2018 was $294,110. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. Although no amounts have yet to be drawn on the letter of credit, the letter of credit remains available.

Note 8 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of June 30, 2018 and December 31, 2017:

	Current Balance	2017
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$27,143	$32,833

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	29,847	35,449

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	30,811	34,468

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	34,887	40,385

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	43,619	49,138

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	32,624	36,554

Total equipment notes payable	198,931	228,827

Less Current Portion	62,623	61,177

Equipment notes payable, net of current portion	$136,308	$167,650

As of June 30, 2018, scheduled principal payments due on equipment notes payable are as follows:

For the year ended June 30,
2019	$62,623
2020	64,923
2021	50,967
2022	20,418
	$198,931

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Year Ended June 30
2019	$61,700
2020	45,000
$106,700

Rent expense was approximately $52,000 and $55,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Common Stock

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, the Company issued 1,000,000 shares of common stock to Dathna Partners, LLC which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The shares issued were valued at $0.37 per share, representing the value as of the issuance date. Compensation expense for the six months ended June 30, 2018 and 2017 on the issued shares was $138,750 and $138,750, respectively.

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

A summary of stock option activity for the quarter ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2016	7,550,457	1.29	3.2	-

Grants	1,565,000	0.98	4.8	-
Expirations	(527,273)	1.02	-	-
Cancellations	(125,000)	-	-	-
December 31, 2017	8,463,184	1.26	3.0	-

Grants	842,709	0.27	4.7	-
Expirations	(625,000)	0.70	-	-
June 30, 2018	8,680,893	1.21	2.3	-

Options exercisable at:
December 31, 2017	7,688,184	1.27	3.0
June 30, 2018	8,680,893	1.21	2.3

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

On June 8, 2018, the Company granted nonqualified stock options to acquire an aggregate of 27,819 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.29 per share, which is greater than the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan and represents the fair market value on May 31, 2018. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $4,882 in accordance with FASB ASC Topic 718.

On June 30, 2018, the Company granted nonqualified stock options to acquire an aggregate of 61,890 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.21 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $9,823 in accordance with FASB ASC Topic 718.

Note 12 - Warrants

Unless sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 100%, a risk free interest rate and the life of the warrant for the exercise period. When sold and issued warrants were valued in accordance with FASB ASC 815-10, the fair value was determined using a Monte Carlo Simulation Model.

On June 15, 2018, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $560,000 in exchange for outstanding secured convertible notes payable. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received a total of 560,000 warrants to purchase one shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act, as well as under Section 3(a)(9) under the Securities Act. Using a Black-Sholes Valuation model these warrants had a value of $89,450 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

The following table summarizes information about common stock warrants outstanding at June 30, 2018:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	13,950		0.50	1.25	13,950	1.25
0.87	1,303,300		1.11	0.87	1,303,300	0.87
0.75	683,415		0.55	0.65	683,415	0.65
0.65	515,000		0.58	0.65	515,000	0.50
0.50	560,000		4.96	0.50	560,000	0.50
0.45	150,000		2.67	0.45	150,000	0.45
0.35	4,572,098	*	1.19	0.35	4,572,098	0.35
$0.50 - $3.30	7,797,763		1.35		7,797,763

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the six months ended June 30, 2018, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2018, the Company's net operating loss carryforward was approximately $21.9 million. Our deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 14 – Subsequent Events

On July 6, 2018, the Company granted nonqualified stock options to acquire an aggregate of 22,562 shares of the Company’s common stock under the Company’s 2017 Equity Plan to the Company’s CEO and other Board members. The options granted are exercisable at $0.29 per share, which is greater than the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan and represents the fair market value on May 31, 2018. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $2,997 in accordance with FASB ASC Topic 718.

Also on July 6, 2018, the Company granted nonqualified stock options to acquire an aggregate of 30,791 shares of the Company’s common stock under the Company’s 2017 Equity Plan to the Company’s CEO and other Board members. The options granted are exercisable at $0.21 per share, which is greater than the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan and represents the fair market value on June 30, 2018. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $4,347 in accordance with FASB ASC Topic 718.

On July 31, 2018, the Company granted nonqualified stock options to acquire an aggregate of 92,681 shares of the Company’s common stock under the Company’s 2017 Equity Plan to the Company’s executive officers, Board members, certain employees and others. The options granted are exercisable at $0.17 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $11,093 in accordance with FASB ASC Topic 718.

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

We remain focused on positioning the Company for short and long-term growth. In the six months ended June 30, 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. In 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. This acquisition positions the Company to continue its growth across North America, including the licensing of our technologies in the United States and around the world.

Results of Operations

The company saw a decrease in sales in the first half of 2018 as compared to first half of 2017. The decrease in product sales is primarily due to the loss of customer EGU’s that were shut down as a result of competitive disadvantages to other EGU’s, optimization efforts with our customers, as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Revenues

Sales - We generated revenues of approximately $2,452,000 and $7,931,000 for the quarters ended June 30, 2018 and 2017, respectively and $4,573,000 and $13,359,000 for the six months ended June 30, 2018 and 2017, respectively. Total sorbent product sales for the three months ended June 30, 2018 and 2017 were $2,415,000 and $7,113,000, respectively. Total sorbent product sales for the six months ended June 30, 2018 and 2017 were $4,475,000 and $12,397,000, respectively. This decrease is primarily due to the factors described above.

Equipment sales for the three months ended June 30, 2018 and 2017 were $0 and $777,000, respectively. Equipment sales for the six months ended June 30, 2018 and 2017 were $9,000 and $784,000, respectively. In 2017, equipment sales were primarily related to one front end injection system.

Other revenues for the three months ended June 30, 2018 and 2017 were $37,000 and $42,000, respectively. Other revenues for the six months ended June 30, 2018 and 2017 were $89,000 and $178,000, respectively. This decrease is primarily associated with decreased demonstration revenues in the six months ended June 30, 2018 from the same period in the prior year.

Cost and Expenses

Costs and expenses were $3,592,000 and $7,309,000 during the three months ended June 30, 2018 and 2017, respectively, and were $7,082,000 and $13,789,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales in the current year. The decrease in cost of sales is primarily associated with the significant decrease in revenues over the same period 2017.

Cost of sales during the three months ended June 30, 2018 and 2017 were $1,883,000 and $4,996,000, respectively, and were $3,591,000 and $8,782,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease in cost is primarily attributable to the significant decrease in product sales in 2018.

Selling, general and administrative expenses were $1,710,000 and $2,313,000 for the quarters ended June 30, 2018 and 2017, respectively, and were $3,491,000 and $5,007,000 for the six months ended June 30, 2018 and 2017, respectively. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in stock based compensation and sales commissions over the same quarter 2017.

Other Expenses

Interest expense related to the financing of capital was $516,000 and $545,000 during the quarters ended June 30, 2018 and 2017, respectively, and were $1,029,000 and $1,085,000 for the six months ended June 30, 2018 and 2017, respectively.

Net (Loss) Income

For the quarter ended June 30, 2018 we had net loss of approximately $1,701,000. For the quarter ended June 30, 2017 we had net income of approximately $16,000. For the six months ended June 30, 2018 and 2017 we had a net loss of $3,612,000 and $1,637,000, respectively. The change in net loss is primarily due to the loss of sales.

Operating loss was approximately $1,141,000 for the quarter ended June 30, 2018. Operating income was approximately $622,000 for the quarter ended June 30, 2017. Operating loss was approximately $2,509,000 and $431,000 for the six months ended June 30, 2018 and 2017, respectively.

Taxes

As of June 30, 2018, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of June 30, 2018, our cash and cash equivalents totaled $494,000 versus $2,418,000 at December 31, 2017. The decrease in cash is primarily due to note principle payments and focusing on accounts payable.

Total assets were $7,558,000 at June 30, 2018 versus $12,056,000 at December 31, 2017. The change in total assets is primarily attributable to the decrease in cash and cash equivalents and accounts receivable.

Total liabilities were $15,121,000 at June 30, 2018 versus $16,481,000 at December 31, 2017. The decrease in total liabilities is primarily due to the decrease in notes payable and deferred revenue.

Operating activities used $890,000 versus $3,311,000 of cash during the six months ended June 30, 2018 and 2017 respectively. The change in cash used for operating activities is primarily attributable to the decrease in accounts payable offset by a decrease in accounts receivable.

Investing activities used $131,000 and $3,086,000 during the six months ended June 30, 2018 and 2017, respectively. In 2017, the Company paid $2,500,000 for the acquisition of the EERCF Patent Rights.

Financing activities used $904,000 during the six months ended June 30, 2018 versus $526,000 during the six months ended June 30, 2017. Financing activities during the six months ended June 30, 2018 was due to the repayment of principal of convertible promissory notes.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at June 30, 2018 and December 31, 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and six months ended June 30, 2018 and 2017, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net income (loss)	$(1,701)	$16	$(3,612)	$(1,637)

Non-GAAP adjustments:
Depreciation and amortization	149	322	398	624
Interest and letter of credit fees	516	606	1,058	1,206
Income taxes	-	6	-	6
Stock based compensation	84	282	385	1,237
Loss on debt exchange	44	-	44	-

Adjusted EBITDA	$(908)	$1,232	$(1,682)	$1,436

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 14, 2018	By:	/s/ Richard MacPherson
Richard MacPherson President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Richard H. Gross
Richard H. Gross Chief Financial Officer (Principal Financial Officer)

