Form 10-Q
period 2018-09-30
Midwest Energy Emissions Corp.
filed 2018-11-13
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

_____________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,246,113 outstanding as of November 13, 2018.

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

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the nine months ended September 30, 2018

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$449,546	$2,418,427
Accounts receivable	1,776,867	2,931,353
Inventory	468,328	659,579
Prepaid expenses and other assets	418,242	210,535
Total current assets	3,112,983	6,219,894

Property and equipment, net	2,513,096	2,728,993
Intellectual Property/Patents, net	2,783,962	2,934,862
Customer acquisition costs, net	68,933	172,333
Total assets	$8,478,974	$12,056,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,638,475	$1,795,703
Current portion of notes payable	2,875,000	2,500,000
Current portion convertible notes payable, net	907,322	1,461,417
Current portion of equipment notes payable	63,359	61,177
Customer credits	167,000	167,000
Accrued interest	42,597	77,500
Deferred revenue	-	517,060
Total current liabilities	6,693,753	6,579,857

Notes payable, net of discount and issuance costs	9,021,256	9,733,361
Convertible notes payable, net of discount and issuance costs	760,000	-
Equipment notes payable	120,361	167,650
Total liabilities	16,595,370	16,480,868

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
76,246,113 shares issued and outstanding as of September 30, 2018
76,246,113 shares issued and outstanding as of December 31, 2017	76,246	76,246
Additional paid-in capital	42,721,987	42,165,620
Accumulated deficit	(50,914,629)	(46,666,652)

Total stockholders' deficit	(8,116,396)	(4,424,786)

Total liabilities and stockholders' deficit	$8,478,974	$12,056,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Revenues
Product sales	$4,113,890	$8,075,510	$8,615,260	$20,472,465
Equipment sales	28,252	2,975	37,398	787,081
Demonstrations and consulting services	66,950	369,482	129,096	546,982

Total revenues:	4,209,092	8,447,967	8,781,754	21,806,528

Costs and expenses:
Cost of sales	3,009,656	5,509,204	6,600,582	14,290,902
Selling, general and administrative expenses	1,364,312	1,910,020	4,855,442	6,856,558

Total costs and expenses	4,373,968	7,419,224	11,456,024	21,147,460

Operating (loss) income	(164,876)	1,028,743	(2,674,270)	659,068

Other (expense) income
Interest expense	(471,086)	(541,855)	(1,500,670)	(1,627,248)
Letter of credit fees	-	(52,667)	(29,000)	(173,333)
Loss on debt exchange	-	-	(44,036)	-
Gain on legal settlements	-	379,000	-	317,900

Total other (expense)	(471,086)	(215,522)	(1,573,706)	(1,482,681)

Net (loss) income	$(635,962)	$813,221	$(4,247,976)	$(823,613)

Net income (loss) per common share - basic and diluted:	$(0.01)	$0.01	$(0.06)	$(0.01)

Weighted average common shares outstanding	76,246,113	75,865,678	76,246,113	74,662,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2017	76,246,113	$76,246	$42,165,620	$(46,666,652)	(4,424,786)

Issuance of stock options	-	-	299,217	-	299,217

Issuance of warrants	-	-	118,400	-	118,400

Stock issued for consulting agreement	-	-	138,750	-	138,750

Net loss for the period	-	-	-	(4,247,976)	(4,247,976)

Balance - September 30, 2018	76,246,113	$76,246	$42,721,987	$(50,914,628)	$(8,116,396)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Cash flows from operating activities
Net loss	$(4,247,976)	$(823,613)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	437,966	1,437,648
Amortization of license fees	-	1,950
Amortization of discount of notes payable and convertible notes payable	523,871	558,781
Amortization of debt issuance costs	94,294	115,144
Amortization of customer acquisition costs	103,400	307,612
Amortization of patents	150,900	83,833
Depreciation expense	346,562	558,036
Loss on debt exchange	44,036	-
Settlement expense	-	61,100
Change in assets and liabilities
(Increase) in accounts receivable	1,154,486	(530,382)
(Increase) decrease in inventory	191,251	(196,504)
Decrease (increase) in prepaid expenses and other assets	(207,707)	24,673
(Decrease) increase in accounts payable and accrued liabilities	807,868	(2,323,642)
Decrease in customer credits	(517,060)	(423,206)
Net cash used in operating activities	(1,118,109)	(1,148,570)

Cash flows used in investing activities
Purchase of property and equipment	(130,665)	(698,941)
Purchase of intellectual property	-	(2,500,000)
Net cash used in investing activities	(130,665)	(3,198,941)

Cash flows from financing activities
Payment of promissory notes	(875,000)	(1,000,000)
Payment of equipment notes payable	(45,107)	(40,318)
Proceeds from the issuance of convertible promissory notes and related warrants	200,000	-
Net cash used in financing activities	(720,107)	(1,040,318)

Net decrease in cash and cash equivalents	(1,968,881)	(5,387,829)

Cash and cash equivalents - beginning of period	2,418,427	7,751,557

Cash and cash equivalents - end of period	$449,546	$2,363,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,044,193	$1,011,427

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchases included in accounts payable	$-	$1,594
Equipment purchases included in equipment notes payable	$-	$101,199
Stock issued for the acquisition of patents rights	$-	$518,000
Stock issued for settlement	$-	$61,100
Stock issued upon debt conversion	$-	$25,618
Stock issued upon cashless warrant exercise	$-	$230,977

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2018, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was zero.

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

Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. During the quarter ended September 30, 2018, as a result of recurring losses and an accumulated deficit, the Company identified a triggering event requiring a test for the recoverability of long-lived assets and intangible assets. Assessing the recoverability of long-lived assets and intangible assets requires significant judgments and estimates by management. Management concluded that the fair value of long-lived assets and intangible assets exceeded their carrying value and as such, no impairment charges were recognized for the quarters ended September 30, 2018 and 2017, respectively.

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

Cash and cash equivalents were the only asset measured at fair value on a recurring basis by the Company at September 30, 2018 and December 31, 2017 and is considered to be Level 1.

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2018 and December 31, 2017 due to their short-term maturities. The fair value of the convertible promissory notes payable at September 30, 2018 and December 31, 2017 approximated the carrying amount as the notes were issued at interest rates prevailing in the market at the time and interest rates have not significantly changed as of September 30, 2018. The fair value of the convertible promissory notes payable was determined on a Level 2 measurement.

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

The Company generated revenues of $8,781,754 and $21,806,528 for the nine months ended September 30, 2018 and 2017, respectively and $4,209,092 and $8,447,967 for the quarters ended September 30, 2018 and 2017, respectively. The Company generated revenue for nine months ended September 30, 2018 and 2017 by delivering product and equipment to its commercial customers and completing demonstrations of its technologies at potential customer sites.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2018 and December 31, 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2014 or state tax examinations for years prior to 2013.

Basic and Diluted Income (Loss) per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2018 because the Company incurred net losses and basic and diluted losses per common share are the same.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2018 and December 31, 2017 is on deposit in a non-interest-bearing transaction account that is subject to FDIC deposit insurance limits. For the quarters ended September 30, 2018 and 2017, 100% of the Company’s revenue related to eight and eight customers, respectively. For the nine months ended September 30, 2018 and 2017, 100% of the Company’s revenue related to ten and eight customers, respectively. At September 30, 2018 and December 31, 2017, 100% of the Company’s accounts receivable related to seven and six customers, respectively.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) Summary - The FASB has made available Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. Since the warrants were issued in conjunction with the issuance of certain convertible notes payable. The following table provide a reconciliation of warrant liability, additional paid-in capital and accumulated deficit on the consolidated balance sheets as of September 30, 2017:

	Consolidated Balance Sheet
	Warrant Liability	Additional paid in capital	Accumulated deficit
Balance, Septermber 30, 2017 (Prior to adoption of ASU 2017-11)	$163,000	$52,109,076	$(54,787,813)

Reverse beginning balance as of January 1, 2017	(1,313,000)	(9,806,844)	11,119,844

Change in fair value of warrant liability	919,023	-	-

Stock issued upon cashless warrant exercise	230,977	-	-

Balance, September 30, 2017 (After adoption of ASU 2017-11)	-	$42,302,232	$(43,667,969)

The following table provide a reconciliation of change in fair value of warrant liability and net loss on the consolidated statement of operations for the nine months ended September 30, 2017:

	Consolidated Statement Of Operations
	Change in value of warrant liability	Net loss
Balance, September 30, 2017 (Prior to adoption of ASU 2017-11)	$919,023	$95,410

Change in fair value of warrant liability	(919,023)	(919,023)

Balance, September 30, 2017 (After adoption of ASU 2017-11)	-	$(823,613)

The Company’s consolidated statement of cash flows for the nine months ended September 30, 2017 was also impacted by the adoption of ASU 2017-11, including increases in net loss of $919,023 and the reduction of loss on the change in value of warrant liability by the same amount.

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

Note 3 – Going Concern

The accompanying consolidated financial statements as of September 30, 2018 have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss, and has an accumulated deficit of approximately $50,915,000. The Company has convertible notes maturing during 2018 of $990,000, and current principal payments due in the next twelve months on outstanding promissory notes of $2,875,000. These principal payments raise doubt about the Company's ability to continue as a going concern. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing activities to meet its debt obligations. Therefore, success in our debt refinancing efforts or negotiations with our note holders is critical. We are currently negotiating with outside sources of additional debt financing in order to fund our obligations however no assurances can be given that the Company can maintain sufficient working capital through these efforts or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory at September 30, 2018 and December 31, 2017 are as follows:

	September 30	December 31
	2018	2017

Raw Materials	$112,061	$154,952
Finished Goods	270,672	419,032
Work In Process	85,595	85,595
Total Inventory	$468,328	$659,579

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2018 and December 31, 2017 are as follows:

	September 30	December 31
	2018	2017

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	1,010,961	1,010,961
Computer equipment and software	117,212	117,212
Office equipment	27,155	27,155
Total equipment	3,120,987	3,120,987

Less: accumulated depreciation	(2,415,598)	(2,067,786)
Construction in process	1,807,707	1,675,792
Property and equipment, net	$2,513,096	$2,728,993

The Company uses the straight-line method of depreciation over 2 to 5 years. During the nine months ended September 30, 2018 and 2017 depreciation expense was $347,766, and $558,036, respectively. During the three months ended September 30, 2018 and 2017 depreciation expense was $119,799, and $191,220.

Note 6 – Intellectual Property

On April 24, 2017, the Company closed on the acquisition from the Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”), of all patent rights, including all patents and patents pending, domestic and foreign, relating to the technology which has formed the basis of the Company’s mercury control systems. Prior thereto, such technology had been licensed from EERCF pursuant to a license agreement, as amended, originally entered into in January 2009 (the “License Agreement”). A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. As a result of the acquisition of the patent rights, no additional monthly license maintenance fees and annual running royalties as provided in the License Agreement shall be due and owing to the EERCF following closing which fees and royalties have now been eliminated.

The Company was required to pay EERCF 35% of all sublicense income received by the Company, excluding royalties on sales by sublicensees. Sublicense income is payable by the Company within 30 day after the end of each calendar year to the licensor. On April 24, 2017, this requirement ended upon the Company’s payment for the assignment and acquisition of the patent rights. There was no sublicense income for the nine month period ended September 30, 2018 or the year ended December 31, 2017, respectively.

License and patent costs capitalized as of September 30, 2018 and December 31, 2017 are as follows:

	September 30	December 31
	2018	2017

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(285,033)	(134,133)
License, Net	$2,783,962	$2,934,862

The Company is currently amortizing its patents over their estimated useful life of 15 years. Amortization expense for the nine months ended September 30, 2018 and 2017 was $150,900 and $83,833, respectively. Amortization expense for the quarters ended September 30, 2018 and 2017 was $50,300 and $49,310, respectively. Estimated annual amortization for each of the next five years is approximately $200,000.

Note 7 –Notes Payable

The Company has the following notes payable outstanding as of September 30, 2018 and December 31, 2017:

	September 30	December 31
	2018	2017

Secured convertible promissory notes which mature on December 15, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$990,000	$1,550,000

Secured promissory note which matures on December 15, 2018 and bears interest at 15% per annum.	271,686	1,146,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Unsecured convertible promissory notes which mature on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share.	$760,000	$-

Total convertible notes payable before discount	15,021,686	15,696,686

Less discounts	(1,392,361)	(1,841,867)
Less debt issuance costs	(65,747)	(160,041)

Total notes payable	13,563,578	13,694,778

Less current portion	3,865,000	4,050,000

Notes payable, net of current portion	$9,698,578	$9,644,778

As of September 30, 2018, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended September 30,
2019	$3,865,000
2020	3,000,000
2021	7,396,686
2022	-
2023	760,000
$15,021,686

From July 30, 2013 through December 24, 2013, the Company sold convertible notes (the “2013 Notes”) and warrants to unaffiliated accredited investors totaling $1,902,500. The 2013 Notes had an original term of three years which was extended to July 31, 2018, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar invested, the investor received two warrants to purchase one shares of common stock of the Issuer at an exercise price of $0.75 per share. The 2013 Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. Notwithstanding the extended maturity date indicated above, the holders of the 2013 Notes are required, pursuant to an Intercreditor Agreement entered into on August 14, 2014, to stand still and not take any action with respect to their 2013 Notes or the previously entered security agreements or pledge agreement securing the same (even in the event of default or maturity), except for the right to convert the 2013 Notes to common stock in their sole discretion until the AC Midwest secured debt (see below) is paid in full. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the nine months ended September 30, 2018 and 2017, was $117,258 and $116,875, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model. Amortized interest expense for the nine months ended September 30, 2018 and 2017 on this discount was $80,269 and $115,182, respectively. As of September 30, 2018 and December 31, 2017, total principal of $990,000 and $1,550,000 was outstanding on these notes.

During the second quarter of 2018, the Company commenced and continues to make a private placement offering exempt from registration under the Securities Act, of up to $3,500,000 12.0% unsecured convertible promissory notes (the “2018 Unsecured Notes”) and warrants, to certain (i) accredited investors and (ii) holders of the 2013 Notes in the aggregate principal amount of $1,550,000 which holders have been given the opportunity to exchange their current notes for the new unsecured notes and warrants. The information provided herein does not constitute an offer to sell or a solicitation of an offer to buy any of the securities described herein. Such securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.

On June 15, 2018, the Company issued 2018 Unsecured Notes totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes (see description above of the private placement offering commenced during the second quarter of 2018). The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. Loss on this debt exchange was $44,036. Interest expense for the nine months ended September 30, 2018 and 2017, was $22,140 and $0, respectively. A discount on the notes payable of $45,464 was recorded based on the value of the fair value of the note and warrants exchanged. On August 31, 2018, the Company issued an additional 2018 Note totaling $200,000 and warrants to an unaffiliated accredited investor. A discount on the notes payable of $28,900 was recorded based on the fair value of the warrants issued with this note. Amortized interest expense for the nine months ended September 30, 2018 and 2017 on this discount was $3,822 and $0, respectively. These securities were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act as well as under Section 3(a)(9) under the Securities Act. As of September 30, 2018 and December 31, 2017, total principal of $760,000 and $0 was outstanding on the 2018 Unsecured Notes.

New AC Midwest Secured Note

On November 29, 2016 the Company closed on the transactions contemplated by a new Amended and Restated Financing Agreement (the “Restated Financing Agreement”) entered into with AC Midwest Energy LLC (“AC Midwest”) on November 1, 2016 whereby at closing AC Midwest, which held various warrants to acquire shares of the Company’s common stock, exercised on a cashless basis a portion of its warrants for 10,000,000 shares of the Company’s common stock and exchanged previous AC Midwest Notes, together with all accrued and unpaid interest thereon, and the remaining unexercised portion of its warrants, for (i) a new secured note in the principal amount of $9,646,686 (the “New AC Midwest Secured Note”), and (ii) a subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”). The New AC Midwest Secured Note, which was to mature on December 15, 2018 and is guaranteed by MES, is nonconvertible and bears interest at a rate of 12.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter beginning December 31, 2016. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the New AC Midwest Secured Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 on March 15, 2018, (iii) with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest under the New AC Midwest Secured Note on the maturity date.

On June 14, 2018, the Company along with MES entered into Amendment No. 1 (“Amendment No. 1”) to the Restated Financing Agreement with AC Midwest. Pursuant to Amendment No. 1, the parties agreed that the remaining principal balance ($521,686) due under the New AC Midwest Secured Note referenced therein (which prior to Amendment No. 1 was due on June 15, 2018) would be paid as follows: (a) $250,000 on or prior to June 15, 2018 (which was paid on that date), and (ii) the balance thereof on or prior to September 1, 2018. In addition, the parties agreed that following June 15, 2018, the New AC Midwest Secured Note shall bear interest on the unpaid principal balance thereof at a rate equal to the current interest rate provided therein plus 3.0% per annum until the remaining principal balance is paid in full.

On September 12, 2018, the Company along with MES entered into Amendment No. 2 (“Amendment No. 2”) to the Restated Financing Agreement with AC Midwest. Pursuant to Amendment No. 2, the parties agreed that the remaining principal balance of $271,686 due under the New AC Midwest Secured Note referenced therein would be paid on or prior to December 15, 2018.

The New AC Midwest Secured Note is secured, like the previous AC Midwest Notes which were exchanged and cancelled, by all of the assets of the Company and MES. Interest expense for the nine months ended September 30, 2018 and 2017 was $56,127 and $220,182, respectively. As of September 30, 2018 and December 31, 2017, total principal of $271,686 and $1,146,686 was outstanding on this note.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is nonconvertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2016. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company shall pay principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note and a letter of credit note issued by the Company to AC Midwest on January 28, 2016 in the amount of $2,000,000 (the “LC Note”) are paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense on the AC Midwest Subordinated Note for the nine months ended September 30, 2018 was $698,563. As of September 30, 2018 and December 31, 2017, total principal of $13,000,000 and $13,000,000, respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the nine months ended September 30, 2018 was $294,110. The LC Note was issued to evidence any indebtedness owed by the Company arising from any draws made under a letter of credit arranged for the Company by AC Midwest with its bank. Although no amounts have yet to be drawn on the letter of credit, the letter of credit remains available.

Note 8 – Equipment Notes Payable

The Company has the following equipment notes payable outstanding as of September 30, 2018 and December 31, 2017:

	2018	2017
On September 30, 2015, the Company entered into a retail installment purchase contract in the amount of $57,007, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,056 beginning October 30, 2015.	$24,252	$32,833

On December 15, 2015, the Company entered into a retail installment purchase contract in the amount of $56,711, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.22% and the Company shall make 60 monthly payments of $1,050 beginning January 15, 2016.	27,002	35,449

On March 8, 2016, the Company entered into a retail installment purchase contract in the amount of $46,492, secured by a 2016 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 5.62% and the Company shall make 72 monthly payments of $764 beginning April 8, 2016.	28,943	34,468

On May 26, 2016, the Company entered into a retail installment purchase contract in the amount of $56,936, secured by a 2016 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.89% and the Company shall make 60 monthly payments of $1,072 beginning June 26, 2016.	32,088	40,385

On January 23, 2017, the Company entered into a retail installment purchase contract in the amount of $58,926, secured by a 2017 Dodge Ram 5500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $1,105 beginning February 23, 2017.	40,810	49,138

On February 29, 2017, the Company entered into a retail installment purchase contract in the amount of $42,275, secured by a 2017 Dodge Ram 2500 purchased on that date. This installment loan bears interest at a fixed rate of 4.74% and the Company shall make 60 monthly payments of $793 beginning March 29, 2017.	30,625	36,554

Total equipment notes payable	183,720	228,827

Less Current Portion	63,359	61,177

Equipment notes payable, net of current portion	$120,361	$167,650

As of September 30, 2018, scheduled principal payments due on equipment notes payable are as follows:

For the year ended September 30,
2019	$63,359
2020	65,686
2021	42,018
2022	12,657
$183,720

Note 9 – Commitments and Contingencies

Property Leases

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

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent is $3,500 monthly for the first year and decreases to $2,500 throughout the remainder of the term of the lease. The lease ended September 1, 2018.

On September 1, 2018, the Company entered into a one year lease for office space in Grand Forks, North Dakota. Rent is $575 monthly throughout the remainder of the term of the lease.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Year Ended September 30
2019	$59,000
2020	34,000
$93,000

Rent expense was approximately $76,000 and $84,000 for the nine months ended September 30, 2018 and 2017, respectively. Rent expense was approximately $24,000 and $29,000 for the three months ended September 30, 2018 and 2017.

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

Common Stock

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, the Company issued 1,000,000 shares of common stock to Dathna Partners, LLC which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The shares issued were valued at $0.37 per share, representing the value as of the issuance date. Compensation expense for the nine months ended September 30, 2018 and 2017 on the issued shares was $138,750 and $69,375, respectively.

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

A summary of stock option activity for the quarter ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2016	7,550,457	$1.29	3.2	-

Grants	1,565,000	0.98	4.8	-
Expirations	(527,273)	1.02	-	-
Cancellations	(125,000)	-	-	-
December 31, 2017	8,463,184	1.26	3.0	-

Grants	1,174,105	0.26	4.6	-
Expirations	(625,000)	0.70	-	-
September 30, 2018	9,012,289	1.17	2.2	-

Options exercisable at:
December 31, 2017	7,688,184	1.27	3.0
September 30, 2018	9,012,289	1.17	2.2

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100%, and a risk free interest rate of 3%.

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

On August 31, 2018, the Company granted nonqualified stock options to acquire an aggregate of 92,681 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.25 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $16,696 in accordance with FASB ASC Topic 718.

On September 30, 2018, the Company granted nonqualified stock options to acquire an aggregate of 92,681 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.26 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $18,213 in accordance with FASB ASC Topic 718.

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

On June 15, 2018, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $560,000 in exchange for outstanding secured convertible notes payable. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received a total of 560,000 warrants to purchase one shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act, as well as under Section 3(a)(9) under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $89,450 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

On August 31, 2018, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $200,000. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received a total of 200,000 warrants to purchase one shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $28,900 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

The following table summarizes information about common stock warrants outstanding at September 30, 2018:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.87	1,303,300		0.61	$0.87	1,303,300	$0.87
0.75	627,924		0.07	0.65	627,924	0.65
0.70	760,000		4.77	0.50	760,000	0.50
0.65	270,000		0.22	0.65	270,000	0.50
0.45	150,000		2.17	0.45	150,000	0.45
0.35	2,712,098	*	1.24	0.35	2,712,098	0.35
$0.35-$0.87	5,823,322		1.41		5,823,322

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 – Tax

For the nine months ended September 30, 2018, the Company had a net operating loss carryforward offset by a valuation allowance and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2018, the Company's net operating loss carryforward was approximately $23.6 million. The deferred tax asset primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward, if not utilized, will begin to expire in 2031.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

Note 14 – Subsequent Events

On October 8, 2018, the Company granted a nonqualified stock option to acquire 10,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan to Frederick Van Zijl, who was appointed a director of the Company on that date. The option granted is exercisable at 0.24 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The option is fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, this option was valued at $1,726 in accordance with FASB ASC Topic 718.

On October 31, 2018, the Company granted nonqualified stock options to acquire an aggregate of 92,681 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.20 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $14,010 in accordance with FASB ASC Topic 718.

On October 31, 2018, the Company issued an additional 2018 Unsecured Note totaling $100,000 and warrants to an unaffiliated accredited investor. A discount on the notes payable of $11,450 was recorded based on the fair value of the warrants issued with this note.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In early October 2018, the EPA announced that it has submitted proposed changes to the MATS rule to the White House Office of Management and Budget for its review prior to the proposed rule being released and published which will then be followed by a public comment period. As of the date of the filing of this report, we do not know and are unable to predict the changes which have be proposed, or whether (and when) such proposed changes will ultimately be finalized. However, we do not believe that EPA will seek to withdraw the MATS rule. Investors should note that any changes to the MATS rule could have a negative impact on our business.

We remain focused on positioning the Company for short and long-term growth. In the nine months ended September 30, 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. In 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. This acquisition positions the Company to continue its growth across North America, including the licensing of our technologies in the United States and around the world.

Results of Operations

The company saw a decrease in sales in the first nine months of 2018 as compared to 2017. The decrease in product sales is primarily due to the loss of customer EGU’s that were shut down as a result of competitive disadvantages to other EGU’s, optimization efforts with our customers, as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Revenues

Sales - We generated revenues of approximately $4,209,000 and $8,448,000 for the quarters ended September 30, 2018 and 2017, respectively and $8,782,000 and $21,807,000 for the nine months ended September 30, 2018 and 2017, respectively.

Total sorbent product sales for the three months ended September 30, 2018 and 2017 were $4,114,000 and $8,076,000, respectively. Total sorbent product sales for the nine months ended September 30, 2018 and 2017 were $8,615,000 and $20,472,000, respectively. The decrease in product sales is primarily due to decreased product needed to keep our customers in MATS compliance based on optimization efforts undertaken over the past year with our customers as well as lower capacity factors seen at some customer sites. This decrease is primarily due to the factors described above.

Equipment sales for the three months ended September 30, 2018 and 2017 were $28,000 and $3,000, respectively. Equipment sales for the nine months ended September 30, 2018 and 2017 were $37,000 and $787,000, respectively. In 2017, equipment sales were primarily related to one front end injection system sold to a customer. There were no similar projects sold in 2018.

Other revenues for the three months ended September 30, 2018 and 2017 were $67,000 and $369,000, respectively. Other revenues for the nine months ended September 30, 2018 and 2017 were $129,000 and $547,000, respectively. This decrease is primarily associated with decreased demonstration revenues in the nine months ended September 30, 2018 from the same period in the prior year.

Cost and Expenses

Costs and expenses were $4,374,000 and $7,419,000 during the three months ended September 30, 2018 and 2017, respectively, and were $11,500,000 and $21,147,000 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales in the current year. The decrease in cost of sales is primarily associated with the significant decrease in revenues over the same period 2017.

Cost of sales during the three months ended September 30, 2018 and 2017 was $3,010,000 and $5,509,000, respectively, and were $6,601,000 and $14,291,000 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cost is primarily attributable to the significant decrease in product sales in 2018.

Selling, general and administrative expenses were $1,364,000 and $1,910,000 for the quarters ended September 30, 2018 and 2017, respectively, and were $4,899,000 and $6,857,000 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in stock based compensation and sales commissions over the same period of 2017.

Other Expenses

Interest expense related to the financing of capital was $471,000 and $542,000 during the quarters ended September 30, 2018 and 2017, respectively, and were $1,501,000 and $1,627,000 for the nine months ended September 30, 2018 and 2017, respectively.

Net (Loss) Income

For the quarter ended September 30, 2018 we had net loss of approximately $636,000. For the quarter ended September 30, 2017 we had net income of approximately $813,000. For the nine months ended September 30, 2018 we had a net loss of approximately $4,248,000. For the nine months ended September 30, 2017 we had net loss of approximately $824,000. The change in net loss is primarily due to the decreased sales.

Taxes

As of September 30, 2018, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforward will begin to expire in 2031.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operating activities. As of September 30, 2018, our cash and cash equivalents totaled $450,000 versus $2,418,000 at December 31, 2017. The decrease in cash is primarily due to note principle payments, focusing on accounts payable and a decrease in sales.

Total assets were $8,479,000 at September 30, 2018 versus $12,056,000 at December 31, 2017. The change in total assets is primarily attributable to the decrease in cash and cash equivalents and accounts receivable.

Total liabilities were $16,595,000 at September 30, 2018 versus $16,481,000 at December 31, 2017. The increase in total liabilities is primarily due to an increase in accounts payable, offset by a decrease in deferred revenue.

Operating activities used $1,119,000 versus $1,149,000 of cash during the nine months ended September 30, 2018 and 2017 respectively. The decrease in cash used in operating activities was primarily due to cash provided by a decreases in accounts receivable and stock based compensation and increase in accounts payable and was offset by the increased net loss over the same period in 2017.

Investing activities used $131,000 and $3,199,000 during the nine months ended September 30, 2018 and 2017, respectively. In 2017, the Company paid $2,500,000 for the acquisition of the EERCF Patent Rights.

Financing activities used $719,000 during the nine months ended September 30, 2018 versus $1,040,000 during the nine months ended September 30, 2017. Financing activities during the nine months ended September 30, 2018 was due to the repayment of principal of promissory notes offset by proceeds from convertible notes payable.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at September 30, 2018 and December 31, 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters and nine months ended September 30, 2018 and 2017, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net income (loss)	$(636)	$813	$(4,248)	$(824)

Non-GAAP adjustments:
Depreciation and amortization	205	327	602	951
Interest and letter of credit fees	471	595	1,530	1,801
Income taxes	4	15	12	21
Stock based compensation	53	201	438	1,438
Settlement gains and losses	-	(379)	44	(318)

Adjusted EBITDA	$97	$1,572	$(1,622)	$3,069

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM – 6 EXHIBITS

Exhibit Number	Description

10.1*	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*

The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

_______

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 13, 2018	By:	/s/ Richard MacPherson
Richard MacPherson President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer (Principal Financial Officer)

