Form 10-K
period 2018-12-31
Midwest Energy Emissions Corp.
filed 2019-04-11
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,241,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 11, 2019 was 76,246,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Stockholders scheduled to be held on June 17, 2019 are incorporated by reference into Part III of this report.

TABLE OF DEFINED TERMS

TERM	DEFINITION
BAC	Brominated Powdered Activated Carbon

EERC	Energy and Environmental Research Center

EGU	Electric Generating Unit

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

Hg	Mercury

IGCC	Integrated Gasification Combined Cycle

MATS	Mercury and Air Toxics Standards

ME2C	Midwest Energy Emissions Corp.

MW	Megawatt

NOX	Oxides of Nitrogen

OTCQB	OTCQB Venture Market

PAC	Powdered Activated Carbon

SCR	Selective Catalytic Reduction

SEC	U.S. Securities and Exchange Commission

SOX	Oxides of Sulfur

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

ITEM I - BUSINESS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “ME2C”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly-owned subsidiaries.

Background

Midwest Energy Emissions Corp., a Delaware corporation, is an environmental services and technology company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units. We deliver patented and proprietary solutions to the global coal-power industry to remove mercury from power plant emissions, providing performance guarantees, and leading-edge emissions services. We have developed patented technology and proprietary products that have been shown to achieve mercury removal at a significantly lower cost and with less operational impact than currently used methods, while maintaining and/or increasing unit output and preserving the marketability of fly-ash for beneficial use.

Our principal place of business is located at 670 D Enterprise Drive, Lewis Center, Ohio 43035. Our telephone number is (614) 505-6115. Our corporate website address is http://www.midwestemissions.com. Our common stock is quoted on the OTCQB under the symbol “MEEC”.

We originally incorporated under the name Digicorp on July 19, 1983 in the State of Utah. We subsequently domesticated as a Delaware corporation in February 2007; changed our name to China Youth Media, Inc. in October 2008; and changed our name to Midwest Energy Emissions Corp. in October 2011.

Our wholly-owned subsidiary, MES, Inc., was originally incorporated under the name RLP Energy, Inc. in December 2008 in the State of North Dakota; changed its name to Grunergy Technologies USA Inc. in December 2010; and changed its name to Midwest Energy Emissions Corp. (“Midwest”) in January 2011. Midwest was engaged in the business of developing and commercializing state-of-the-art control technologies relating to the capture and control of mercury emissions from coal-fired boilers in the United States and Canada.

On June 21, 2011, we completed a merger transaction (the “Merger”) whereby Midwest became our wholly-owned subsidiary and changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

As a result of the Merger, our business is now focused on the delivery of mercury capture technologies to power plants in North America, Europe and Asia. Our prior business, which focused on youth marketing and media in China, terminated.

In November 2011, ME2C moved its corporate headquarters to Worthington, Ohio and on March 1, 2015 moved its corporate headquarters to 670 D Enterprise Drive, Lewis Center, Ohio 43035. We currently have 13 full-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Regulations and Markets

The markets for mercury removal from plant emissions are largely driven by regulations. Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as ME2C.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one year extension in cases of hardship, ruled on by State EPA’s where the plant is domiciled) from April 16, 2012, to comply with the new emission limits. The MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGU’s affected by this new rule. Since this time, many of such EGU’s have been shut down as a result of this regulation and due to competitive disadvantage to newer or gas-fired EGUs. We believe that at the end of 2018, there are approximately 450 coal-fired EGU’s remaining in the power market which make up the large mercury-emissions control market into which we sell.

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle [IGCC] units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule set nationwide emission limits estimated to reduce mercury emissions in coal-fired plants by about 90%.

In addition to the U.S. federal MATS rule, more than 20 states currently have regulations which limit mercury emissions which regulations are similar to or more restrictive than the MATS rule.

There are several choices of pollution control technologies available to reduce mercury emissions, but they do not all work consistently or cost-effectively for every plant design or for all of the various types of coal. The most common technology employed to reduce mercury emissions is a sorbent injection system which provides for the injection of powdered activated carbon (“PAC”) or brominated PAC (“BAC”) into the flue-gas of an EGU after the boiler itself but in front of the Electro-Static Precipitators (“ESP”). Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove oxides of sulfur (“SOX”) and nitrogen (“NOX”). To achieve very high levels of SOX reduction, large, complex and expensive (capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called Scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, Scrubbers have been shown to remove significant quantities of oxidized mercury. Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal. We believe about 30-40% of the mercury in the post-combustion flue-gas exists in the oxidized state for power plants burning low-rank coal and about 60-70% for power plants burning high-rank coals. Mercury is found in only trace amounts in coal making it difficult to remove from coal, or from the flue gas when combusted with the coal. It is in the burning of millions of tons of coal that these trace amounts become problematic, and why MATS was promulgated.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is a Selective Catalytic Reduction (“SCR”) system which can be installed to achieve high levels of removal of NOX. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a Scrubber, we estimate that the EGU might achieve an overall reduction of 80-85% of the mercury in power plants that burn high-rank coals. The exact level of mercury emission reductions depends on the designs of these systems, the types of coal being burned and the operations of the power plant.

We believe that the large majority of the approximately 450 coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system is the primary removal method or such a system is employed as a supplemental system to SCR/Scrubber combinations to achieve the emission limits.

See “North American Markets for Our Technology” below for information on mercury control standards in Canada and “Other Markets for Our Technology” below for information on mercury control in Europe and Asia.

ME2C’s Technology

Background and Acquisition of Patent Rights

We provide customer-focused mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. Our mercury removal technology and systems will achieve mercury removal levels which meet or exceed the MATS requirements and to do so with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use. Our SEA technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”), obtained patents on this technology.

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

SEA® Technology

Our SEA® technology provides total mercury control, providing solutions that are based on a thorough scientific understanding of actual and probable interactions involved in mercury capture in coal-fired flue gas. A complete understanding of the complexity of mercury-sorbent-flue gas interactions and chemisorption mechanisms allows for optimal control strategy and product formulation, resulting in effective mercury capture. Combined with a thorough proprietary audit of the plant and its configuration and instrumentation, we believe our complete science and engineering approach for mercury-sorbent-flue gas interactions is well-understood, highly predictive, and critical to delivering total mercury control.

The SEA® approach to mercury capture is specifically tailored for each application to match a customer’s fuel type and boiler configuration for optimal results. Our two-pronged solution consists of a front end sorbent injected directly into the boiler in minimal amounts combined with a back end sorbent injection solution to insure maximum mercury capture. We believe our two-part process uses fewer raw materials than other mercury capture systems and causes less disruption to plant operations. We believe our sorbent line, which are designed to meet or exceed the mercury mitigation requirements of our customers, offers superior performance and the lowest possible feed rates when compared to other solutions on the market. Our processes also preserve fly ash which can be sold and recycled for beneficial use.

Scrubber Reemissions Additive Technology

We have also added a scrubber reemission additive to our product offering for use in wet flue gas desulfurization systems which reduces mercury reemissions from wet flue gas desulfurization systems by preventing scrubber reemission events. Our scrubber reemissions additive technology provides another mercury control solution in addition to our SEA technology for plants that are equipped with wet scrubbers. Depending on the level of mercury oxidation (discussed above), we can use one of our mercury oxidation additives to increase the amount of mercury oxidation in the flue gas and thereby increase the amount of mercury that is removed in the wet scrubber, often resulting in the plant achieving MATS compliance. Should the power plant encounter mercury reemission, or should the power plant desire a lower mercury emissions, we can provide a scrubber reemissions additive that is introduced into the scrubber to prevent mercury remissions resulting in lower mercury emissions from the plant.

Customized Emissions Services

In order to evaluate each customer’s needs, we finely tune the combustion chemistry using our technology and specially formulated ME2C products. In order to achieve optimal results, we bring mercury emission analytics to the field for our demonstrations as opposed to collecting samples for laboratory analysis, while our team analyzes the entire plant’s performance once compliance testing has begun. As a result, we are able to offer customers:

•	Assessment of existing systems and suggested improvements;
•	Assessment and guidance of mercury capture and emissions;
•	Optimal design of the injection strategy and appropriate equipment layout and installation;
•	Sorbent optimization using flow modeling for a customized, low-cost plan for each unit;
•	Emission testing for mercury and other trace metals with our mobile laboratory; and
•	Ongoing research toward improved technology for mercury capture and rapid-response scientific support for emission or combustion issues as operations and regulations change.

Intellectual Property

We have a patent portfolio consisting of 46 patents throughout the U.S., Canada, Europe and China and 18 patents pending. We believe that our patent position is strong in the U.S., Canada, and Europe.

North American Markets for Our Technology

North America is currently the largest market for our technology.

In the U.S. market, our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract. With approximately 450 operational coal-fired EGUs in the U.S. required to comply with MATS, ME2C’s near-term business goal is to achieve at least 5-10% of this available market.

In Canada, there is a Canada-Wide Standard among all the provinces which was initially implemented in 2010, and which provides for increasingly stricter emissions control through 2020, although individual provinces may move faster to more stringent levels. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

In 2010, we were awarded our first commercial contract to design, build and install our solution on two large (670MW each) coal units in the western part of the U.S. This was a multi-million dollar, three year renewable contract, which was awarded as a result of a competitive demonstration process. We invested more than $1.4 million in the capital equipment for this project. Our systems out-performed the contract guarantees in all operational areas during startup and testing and went into commercial operation at the start of 2012. The system has successfully kept the plant in compliance since 2012.

At the present time, there are 14 EGUs in the U.S. which currently use our technologies and one additional contracted EGU which will soon begin using our technologies. In Canada, we have 5 EGUs which currently use our technologies, with 2 more expected in the near term. We will continue to conduct numerous demonstrations on prospective customer units throughout 2019 and thereafter. We feel that further contract wins in 2019 and beyond will come because of the improvements that utilities will achieve in their compliance activity using our patented technologies.

Other Markets for Our Technology

In March 2018, we entered into an agreement for a term of ten years with one of the Company’s primary suppliers to commercialize our technology throughout Europe. Under the terms of the agreement, we have granted such supplier an exclusive, non-transferable license to make, use, sell and market the Company’s technology during the term throughout Europe (which includes Germany and Poland which currently have the largest coal fleets in Europe). We believe such arrangement will make our technology more saleable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in this region. We have agreed to provide certain technical support throughout the term and shall continue to have the right to market and seek customers for our technology throughout Europe provided any opportunities are turned over to the supplier. Although we do not expect to generate significant revenues from such agreement for at least another year, we believe it positions us to make inroads in the European market sooner than we could achieve otherwise as Europe appears to be moving ahead with mercury emissions controls. The European market is significant although not as large as the market in the U.S. We believe more coal-fired EGUs operate throughout Europe than in the U.S. but are generally smaller EGUs.

In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury, which triggered its entry into force with implementation starting in 2021. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. This Convention was a result of three years of meeting and negotiating, after which the text of the Convention was approved by delegates representing approximately 140 countries in January 2013 in Geneva and adopted and signed later that year in October 2013 by approximately 125 countries at a diplomatic conference held in Japan. It is expected that over the next few decades, this international agreement will enhance the reduction of mercury pollution from the targeted activities responsible for the major release of mercury to the environment.

In addition, in July 2017, the European Union, through the European Commission, adopted certain BREF standards for large coal-fired electric generating units. The BREFs are a series of reference documents covering certain industrial activities and provide descriptions of a range of industrial processes and their respective operating conditions and emission rates. Member states are required to take these documents into account when determining best available techniques. As a result of the EU’s adoption of these BREF conclusions, specific emissions limits are currently being developed.

With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. It is estimated that China represents 47% of the world’s coal power usage compared to the United States which represents 14%*. We are hopeful that as a result of the Minimata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions.

*Source: Carbon Brief, "Mapped: The World’s Coal Power Plants", Simon Evans and Rosamund Pearce. May 6, 2018.

Additional Business Opportunities

Our acquisition of all the patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed on April 24, 2017 (see “ME2C’s Technology” above) positions us to license systems using a two-part mercury control process. In this regard, we anticipate being able, and have begun efforts, to license our technologies to utilities and others across North America and elsewhere.

Raw Materials

We buy all the raw materials needed to implement our technology and provide uniquely formulated products for effective mercury removal. Material components of our proprietary SEA® technology are readily available from numerous sources in the market. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with expeditiously to supply the raw materials that we need, ensuring a continued supply of our products to our customers. .

Competition

Our major competitors in the U.S. and Canada include companies such as Cabot Corporation, Calgon Carbon Corporation, Albemarle Corporation, Carbonxt, Inc., Nalco Holding Company, Novinda Corporation, ADA-ES, Inc. and ADA Carbon Solutions LLC. These companies employ large sales staff and are well positioned in the market. However, in head-to-head tests with competitor products our technology has consistently performed better in mercury removal, at lower projected costs. We believe our technology is superior to offerings of our competitors, and with our experienced team of sales and technical staffs, we have shown that we can compete effectively in these markets.

Seasonality

The power market has changed over recent years with the introduction of more renewable energy, the low price of natural gas and the declining industrial demand for continuous power resulting in a greater proportional residential load demand., With this shift in demand and load, we have experienced some seasonal declines in the winter months due to our current customer concentration in the Southwestern United States, where many of our customers decrease capacity in such winter months. We expect this seasonality to become less of a factor as we secure customers in various geographic regions, such as Canada and other areas of the United States, as well as outside of North America.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SECat www.sec.gov. Our SEC filings are also available on our website at www.midwestemissions.com. Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

ITEM 1A - RISK FACTORS

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

Our business focus is mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company, especially in North America (and primarily the United States) which is currently the largest market for our technology. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published its proposed revised supplemental cost-benefits finding for MATS which concludes that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA is proposing to leave the MATS rule in place. EPA also seeks public comment, however, on whether MATS may or must be rescinded if EPA reverses its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. The revised supplemental cost-benefits finding is subject to a public comment period until April 17, 2019. As of the date of the filing of this report, we are unable to predict whether the proposed supplemental cost-benefits finding will be finalized in substantially the form as proposed, or finalized at all. Any such final action will almost certainly be challenged in the courts, which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

The risks associated with technological change may make the Company’s products and services less marketable.

The market into which we sell our products and services is characterized by periodic technological change as well as evolving industry standards and regulations. The nature of such market will require that we continually improve and/or modify the performance, features, and reliability of our products and services, particularly in response to possible competitive offerings. Unless we are able to enhance, improve and/or modify existing products in a timely manner or to develop and introduce new products that incorporate new technologies or conform with evolving industry standards and regulations, our products and services may be rendered less marketable.

Our industry is highly competitive. If we are unable to compete effectively with competitors having greater resources than we do, our financial results could be adversely affected.

Our major competitors in the U.S. and Canada include companies such as Cabot Corporation, Calgon Carbon Corporation, Albemarle Corporation, Carbonxt, Inc., Nalco Company, Novinda Corporation, ADA-ES, Inc. and ADA Carbon Solutions LLC. These companies employ large sales staff and are well positioned in the market. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of sales and technical staff. If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

We own a number of significant patents, and patents pending covering the U.S., Canada, Europe and China for our technology. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors, or that such other protection provided by trade secret laws and confidentiality and licensing agreement will prove adequate. We cannot assure you that we will have adequate remedies against contractual counterparties for disclosure or our trade secrets or violation of ME2C’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We depend on third-party suppliers for materials needed to implement our technology.

We buy all the raw materials needed to implement our technology and provide uniquely formulated products for effective mercury removal from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with expeditiously to supply the raw materials that we need, ensuring a continued supply of our products to our customers. However, the possibility exists that we may not be able to secure such arrangements on terms acceptable to the Company which could negatively impact our business.

We are dependent on key customers. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.

Our customers are concentrated, so the loss of one or more key customers or a material reduction in business performed for them could cause us to experience a decline in net sales, which could adversely affect our financial results. In addition, there can be no assurance that such customers will not experience financial difficulties or other problems which could delay such customers in paying for product and services on a timely basis or at all. Any problems with such customers can be expected to have an adverse impact on our results of operations and financial condition.

We rely on a small number of key employees. The loss of more than one of these employees could disrupt our operations and future growth.

We have a limited number of employees and we depend on the continued services and performance of our key personnel. The loss of more than one member of this team could disrupt our operations and negatively impact our projected future growth. In addition, as we continue to grow, we cannot guarantee we will continue to attract and retain the personnel we need to maintain our competitive position.

Our lack of diversification increases the risk of an investment in the Company.

Our business lacks significant diversification and is dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate that we would if our business were more diversified, enhancing our risk profile.

Delays in enactment of foreign regulations could restrict our ability to reach our strategic growth targets in Europe and Asia.

Our strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of mercury control from power plant emissions in Europe and in China and other Asian countries. In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury, which triggered its entry into force with implementation starting in 2021. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer. China is the largest producer and consumer of coal in the world. Nevertheless, we are hopeful that as a result of the Minimata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions. If stricter regulations are delayed or are not enacted, our sales growth targets in Europe and Asia could be adversely affected.

Maintaining and improving our financial controls may divert management’s attention and increase costs.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2018. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2018 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity, i.e., ready access to funds, is essential to our business. Our access to external sources of financing could be impaired by factors that are specific to us or others that may be outside of our control. As a result, such liquidity risk could impair our ability to funds operations and jeopardize our financial condition. The Company had $585,000 in cash on its balance sheet at December 31, 2018. The Company had working capital of $132,000 and an accumulated deficit $51.5 million. Additionally, the Company had a loss from operations in the amount of $2.8 million and cash used in operating activities of $1.1 million for the year ended December 31, 2018.

In connection with the consolidated financial statements for the year ended December 31, 2018, we have concluded that there is no substantial doubt regarding the Company’s ability to continue as a going concern. During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held by its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Investors should note that such doubt.has been expressed in the past regarding the Company’s ability to continue as a going concern. Although it is not anticipated, we cannot guarantee that such doubt will not have to be expressed in the future.

Risks Related to our Common Stock

Current stockholders may suffer dilution.

In recent prior years, we have raised funds through the sale of convertible notes and restricted stock to qualified investors, and have under certain circumstances issued warrants to investors and options to employees and others. As of December 31, 2018, we have 76,246,113 shares of common stock outstanding of a total of 150,000,000 shares authorized by the Company. Approximately 93,200,000 shares of common stock are outstanding on a fully diluted basis as of December 31, 2018, taking into account shares issuable upon conversion of outstanding notes, and exercise of outstanding warrants and options. Any such conversion and/or exercise of such securities will have a dilutive effect on existing stockholders. In addition, if we were to raise additional funds through further issuances of equity or convertible debt securities in the future, our stockholders would suffer additional dilution.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. In addition, until such time that the AC Midwest Energy, LLC promissory notes are paid in full, we are not permitted to issue any dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

If our internal control over financial reporting is found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, and our stock price may be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. Based on such evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2019 and beyond.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - PROPERTIES

We lease our corporate headquarters facility in Lewis Center, Ohio. The lease, as amended, for this facility expires in February 2020 subject to our option to extend for one additional five year period. In addition, we pay for the lease of a 20,000 square feet warehouse in Corsicana, Texas. The lease for this facility expires in June 2020. We also lease office space in Grand Forks, North Dakota. The lease for this facility expires in August 2019, which shall automatically be extended on a year to year basis unless either landlord or tenant otherwise terminates.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

The Company common stock is quoted on the OTCQB under the symbol “MEEC”.

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

		Common Stock Price
2018		High	Low
First Quarter Ended	March 31	$0.35	$0.24
Second Quarter Ended	June 30	$0.47	$0.18
Third Quarter Ended	September 30	$0.28	$0.12
Fourth Quarter Ended	December 31	$0.35	$0.20

2017		High	Low
First Quarter Ended	March 31	$1.37	$0.92
Second Quarter Ended	June 30	$1.26	$0.38
Third Quarter Ended	September 30	$0.48	$0.32
Fourth Quarter Ended	December 31	$0.45	$0.23

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2018 and have no program in place at the present time to buy any equity securities in the future.

Holders

As of December 31, 2018, there were 422 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated to be 1,175.

Dividends

We have not declared any cash dividends to date and have no current plan to do so in the foreseeable future. In addition, until such time that the AC Midwest Energy, LLC promissory notes are paid in full, we are not permitted to issue any dividends.

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2018, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders, terminated	6,123,184		$1.42	0
Equity compensation plans approved by security holders	2,538,326		$0.62	5,428,758
Equity compensation plans not approved by security holders (1)	500,000	(1)	$0.60	N/A
Total	9,161,510		$1.15	5,428,758

___________

(1)	Represents individual grants of non-plan options which are fully vested and expired subsequent to the year ended December 31, 2018, on January 1, 2019.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 - Business.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above, as well as our consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Background

Midwest Energy Emissions Corp. (the “Company”, “we”, “us” and “our”) is an environmental services and technology company specializing in mercury emission control technologies, primarily to utility and industrial coal-fired units. We deliver patented and proprietary solutions to the global coal-power industry to remove mercury from power plant emissions, providing performance guarantees, and leading-edge emissions services. We have developed patented technology and proprietary products that have been shown to achieve mercury removal at a significantly lower cost and with less operational impact than currently used methods, while maintaining and/or increasing unit output and preserving the marketability of fly-ash for beneficial use.

North America is currently the largest market for our technology. The U.S. EPA MATS (Mercury and Air Toxics Standards) rule requires that all coal and oil-fired power plants in the U.S., larger than 25MWs, must limit mercury in its emissions to below certain specified levels, according to the type of coal burned. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply. MATS, along with many state and provincial regulations, form the basis for mercury emission capture at coal fired plants across North America. Under the MATS regulation, Electric Generating Units (“EGUs”) are required to remove about 90% of the mercury from their emissions. We believe that we continue to meet the requirements of the industry as a whole and our technologies have been shown to achieve mercury removal levels compliant with all state, provincial and federal regulations at a lower cost and with less plant impact than our competition.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published its proposed revised supplemental cost-benefits finding for MATS which concludes that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA is proposing to leave the MATS rule in place. EPA also seeks public comment, however, on whether MATS may or must be rescinded if EPA reverses its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. The revised supplemental cost-benefits finding is subject to a public comment period until April 17, 2019. As of the date of the filing of this report, we are unable to predict whether the proposed supplemental cost-benefits finding will be finalized in substantially the form as proposed, or finalized at all. Any such final action will almost certainly be challenged in the courts, which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

Executive Overview

We remain focused on positioning the Company for short and long-term growth. During 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth:

•	Our acquisition of all the patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed in April 2017 positions us to license systems using a two-part mercury control process. In this regard, we anticipate being able, and have begun efforts, to license our technologies to utilities and others across North America, Europe and elsewhere.
•	In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, in October 2018, we secured a supply contract extension with our largest customer and also expanded into this customer’s fleet by securing two additional coal-fired boilers to which we supply our technology and products. In March 2019, we secured two additional coal-fired boilers within this customer’s fleet. In addition, in March 2019, we secured a contract renewal with another long-term customer and we entered into an agreement with a new utility customer to supply our technology and products.
•	In Europe, we are working to penetrate this market through our licensing agreement entered into in March 2018 with one of our primary suppliers. We believe such arrangement will make our technology more marketable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in the region.
•	During 2018, we engaged a Dallas-based intellectual property law firm to lead the Company’s efforts in licensing its patented SEA technologies across the United States coal fleet. We believe this engagement will aid us in moving our suite of technologies forward for the benefit of the utility industry in 2019 and beyond.
•	Subsequent to the year end, on February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflects the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio.

Although we face a host of challenges and risks, and acknowledge that revenues decreased significantly in 2018 compared to the prior year, we are optimistic about our future and expect our business to grow substantially.

Results of Operations

The Company saw a decrease in sales in 2018 as compared to 2017. The decrease in product sales is primarily due to the loss of customer EGU’s that were shut down as a result of competitive disadvantages to other EGU’s, optimization efforts with our customers, as well as lower capacity factors seen at some customer sites resulting in decreased product needed to keep our customers in MATS compliance.

Revenues

Sales - We generated revenues of approximately $12,296,000 and $27,499,000 for the years ended December 31, 2018 and 2017. Total sorbent product sales for the year ended December 31, 2018 and 2017 were $12,115,000 and $26,050,000, respectively. The decrease from the prior year is primarily due to the loss of customer EGU’s.

Equipment sales for the years ended December 31, 2018 and 2017 were $49,000 and $794,000, respectively. Equipment sales for 2017 were primarily related to one front end injection system sold to a customer.

Other revenues for the years ended December 31, 2018 and 2017 were $132,000 and $655,000, respectively. This decrease is primarily associated with decreased demonstration revenues in 2018.

Costs and Expenses

Costs and expenses were $17,090,000 and $29,862,000 during the years ended December 31, 2018 and 2017, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a decrease in costs of sales in the current year. The decrease in cost of sales is primarily associated with the significant decrease in revenues in 2018 compared to 2017.

Costs of sales were $9,148,000 and $19,017,000 for the year ended December 31, 2018 and 2017, respectively. The decrease in cost is primarily attributable to the decrease in product sales in 2018. Gross margin decreased to 25.6% in 2018 from 30.8% due to lower total volumes year over year and higher overhead costs applied per sales dollar. Equipment cost of sales during the year ended December 31, 2018 and 2017 was $40,000 and $575,000, respectively. The decrease in the equipment costs of sales in the year ended December 31, 2018 is due to the decrease in equipment sales compared to the prior year.

Selling, general and administrative expenses were $5,895,000 and $8,471,000 for the years ended December 31, 2018 and 2017. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in stock based compensation and sales compensation compared to 2017.

Interest expense related to the financing of capital was $2,004,000 and $2,374,000 for the years ended December 31, 2018 and 2017, respectively. The decrease in interest expense is attributable to the decrease in non-cash interest charges as well as the decrease in secured debt in 2018 compared to 2017.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 was $4,817,000 and $2,903,000 respectively. The change in net loss is primarily due to the decreased sales.

Taxes

Our deferred tax assets are primarily related to net operating losses and a valuation allowance has been established due to the uncertainty of the utilization of all of these assets in future periods. As of December 31, 2017, the deferred tax asset of $500,000 which was recorded as of December 31, 2016, was reversed due to there no longer being sufficient evidence available to support the realization of certain tax assets in future years. As of December 31, 2018 and 2017, our deferred tax assets are primarily related to accrued compensation and net operating losses. A 100% valuation allowance has been established due to the uncertainty of the utilization of these assets in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. Net operating loss carryforwards of approximately $4,328,000, if not utilized, will begin to expire in 2031, federal net operating losses incurred in 2018 have an indefinite life.

Liquidity and Capital Resources

The Company had $585,000 in cash on its balance sheet at December 31, 2018. The Company had working capital of $132,000 and an accumulated deficit $51.5 million. Additionally, the Company had a loss from operations in the amount of $2.8 million and cash used in operating activities of $1.1 million for the year ended December 31, 2018.

During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held by its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total assets were $8,039,000 at December 31, 2018 versus $12,056,000 at December 31, 2017. The change in total assets is primarily attributable to the decreases in cash and accounts receivable due to the decrease in sales and operating activities in 2018 compared to 2017.

Total liabilities were $16,660,000 at December 31, 2018 versus $16,481,000 at December 31, 2017. The increase in operating activities is primarily attributable to increases in deferred compensation and accounts payable and is offset by a decrease in deferred revenue. Deferred compensation increased in 2018 due to agreements made with certain employees and accounts payable increased due to extended terms with certain suppliers were utilized to manage our cash flow.

Operating activities used $1,065,000 of cash for the year ended December 31, 2018 versus $472,000 for the year ended December 31, 2017. The increase in cash used in operating activities is primarily attributable to increase in net loss and is offset by a decrease in non-cash adjustments and cash provided by changes in asset and liability balances in 2018. Non-cash charges for stock based compensation, amortization and depreciation and deferred tax benefit decreased in 2018 compared to 2017. Cash provided by decreases in accounts receivable and increased deferred compensation were offset by decreased deferred revenue in 2018 compared to 2017.

Investing activities used $132,000 and $3,306,000 during the year ended December 31, 2018 and 2017, respectively. The change in cash used in investing activities is primarily attributable to the purchase of patent rights during 2017 and decreased investment in property and equipment in 2018 compared to 2017.

Financing activities used $636,000 during the year ended December 31, 2018 versus $1,555,000 for the year ended December 31, 2017. In 2018, $875,000 was used to make principle payments on the secured promissory note verses $1,500,000 in 2017. Also in 2018, we sold convertible notes and warrants totaling $300,000.

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

The Company generated revenue for the years ended December 31, 2018 and 2017 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

Revenue for product sales is recognized at the point of time in which the customer obtains control of the product, at the time title passes to the customer upon shipment or delivery of the product based on the applicable shipping terms.

Revenue for equipment sales is recognized upon commissioning and customer acceptance of the installed equipment per the terms of the purchase contract.

Revenue for demonstrations and consulting services is recognized when performance obligations contained in the contract have been completed, typically the completion of necessary field work and the delivery of any required analysis per the terms of the agreement.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2018 or 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and three state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2015 or state tax examinations for years prior to 2014.

Stock-Based Compensation

Share-based payments be reflected as an expense based upon the grant-date fair value of those grants over their vesting period. Accordingly, the fair value of each option grant, non-vested stock award and shares issued under our employee stock purchase plan, were estimated on the date of grant. We estimate the fair value of these grants using the Black-Scholes model which requires us to make certain estimates in the assumptions used in this model, including the expected term the award will be held, the volatility of the underlying common stock, the discount rate, dividends and the forfeiture rate. The expected term represents the period of time that grants and awards are expected to be outstanding. Expected volatilities were based on historical volatility of our stock. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option. Dividends were assumed to be zero. Forfeiture estimates are based on historical data. These inputs are based on our assumptions, which we believe to be reasonable but that include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards. Stock-based compensation expense, as determined using the Black-Scholes option-pricing model, is recognized on a straight-line basis over the service period, net of estimated forfeitures. To the extent that actual results or revised estimates differ from the estimates used, those amounts will be recorded as an adjustment in the period that estimates are revised.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2018 and 2017, respectively:

	Year Ended
	12/31/2018	12/31/2017
	(In thousands)

Net loss	$(4,817)	$(2,903)

Non-GAAP adjustments:
Depreciation and amortization	796	1,354
Interest and letter of credit fees	2,004	2,374
Income taxes	22	540
Stock based compensation	491	1,532

Adjusted EBITDA	$(1,504)	$2,897

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Year Ended December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corporation (the Company) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Energy Emissions Corporation as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle - Early Adoption of Provisions in ASU 2017-11

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

/s/ Schneider Downs & Co., Inc.

Columbus, Ohio

April 17, 2018

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$584,877	$2,418,427
Accounts receivable	1,642,126	2,931,353
Inventory	509,416	659,579
Prepaid expenses and other assets	136,628	210,535
Customer acquisition costs, net	34,467	137,866
Total current assets	2,907,514	6,357,760

Property and equipment, net	2,397,691	2,728,993
Intellectual property, net	2,733,662	2,934,862
Customer acquisition costs, net	-	34,467
Total assets	$8,038,867	$12,056,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,858,326	$1,795,703
Current portion of notes payable, net	-	3,961,417
Current portion of equipment notes payable	63,424	61,177
Accrued interest	96,902	77,500
Customer credits	167,000	167,000
Deferred compensation	555,877	-
Deferred revenue	-	517,060
Total current liabilities	2,741,529	6,579,857

Notes payable, net of discount and issuance costs, less current portion	13,814,208	9,733,361
Equipment notes payable, less current portion	104,226	167,650
Total liabilities	16,659,963	16,480,868

COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 76,246,113 shares issued and outstanding as of December 31, 2018 and 2017	76,246	76,246
Additional paid-in capital	42,785,990	42,165,620
Accumulated deficit	(51,483,332)	(46,666,652)

Total stockholders' deficit	(8,621,096)	(4,424,786)

Total liabilities and stockholders' deficit	$8,038,867	$12,056,082

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenues	$12,295,862	$27,499,080

Costs and expenses:
Cost of sales	9,147,745	19,016,932
Selling, general and administrative expenses	5,894,511	8,471,096
Loss on debt restructuring	44,036	-
Interest expense	1,975,097	2,154,570
Letter of credit fees	29,000	219,333

Total costs and expenses	17,090,389	29,861,931

Net loss before provision for income taxes	(4,794,527)	(2,362,851)

Provision for income taxes	(22,153)	(540,422)

Net loss	$(4,816,680)	$(2,903,273)

Net loss per common share - basic and diluted:	$(0.06)	$(0.03)

Weighted average common shares outstanding	76,137,894	75,061,800

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid-in Capital	(Deficit)	Deficit

Balance - December 31, 2016	73,509,663	$73,510	$40,031,625	$(43,763,379)	$(3,658,244)

Stock issued upon debt conversion	51,236	51	25,567		25,618

Stock issued upon cashless warrant exercise	630,214	630	(630)		-

Stock issued for the acquisition of patents rights	925,000	925	517,075		518,000

Stock issued to non-employees	1,000,000	1,000	230,250		231,250

Stock issued per settlement agreement	130,000	130	60,970		61,100

Re-issuance of warrants	-	-	17,922		17,922

Issuance of stock options	-	-	1,282,841	-	1,282,841

Net loss	-	-	-	(2,903,273)	(2,903,273)

Balance - December 31, 2017	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Vesting of stock issued to non-employees in prior year	-	-	138,750	-	138,750

Issuance of warrants	-	-	129,850	-	129,850

Issuance of stock options	-	-	351,770	-	351,770

Net loss	-	-	-	(4,816,680)	(4,816,680)

Balance - December 31, 2018	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Cash flows from operating activities
Net loss	$(4,816,680)	$(2,903,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	490,520	1,532,013
Amortization of license fees	-	1,950
Amortization of patent rights	201,200	134,133
Amortization of discount of notes payable	678,061	745,652
Amortization of debt issuance costs	102,183	153,303
Amortization of customer acquisition costs	137,866	469,870
Depreciation expense	456,914	748,020
Loss on debt exchange	44,036	-
Gain on sale of equipment	6,303	-
Deferred tax benefit	-	500,000
Noncash settlement charge expenses	-	61,100
Change in assets and liabilities
Decrease in accounts receivable	1,289,227	621,743
Decrease (Increase) in inventory	150,163	(50,507)
Decrease (Increase) in prepaid expenses and other assets	73,907	(11,040)
Increase (decrease) in accounts payable and accrued liabilities	82,025	(2,568,482)
Increase in deferred compensation	555,877	-
(Decrease) Increase in deferred revenue	(517,060)	517,060
(Decrease) in customer credits	-	(423,206)
Net cash used in operating activities	(1,065,458)	(471,664)

Cash flows from investing activities
Purchase of property and equipment	(131,915)	(806,460)
Purchase of intellectual property	-	(2,500,000)
Net cash used in investing activities	(131,915)	(3,306,460)

Cash flows from financing activities
Payments of equipment notes payable	(61,177)	(55,006)
Proceeds from issuance of convertible promissory notes and warrants	300,000	-
Payments on secured promissory note	(875,000)	(1,500,000)
Net cash used in financing activities	(636,177)	(1,555,006)

Net decrease in cash	(1,833,550)	(5,333,130)

Cash - beginning of year	2,418,427	7,751,557

Cash - end of year	$584,877	$2,418,427

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,175,450	$1,254,997
Taxes	$22,153	$40,422

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Conversion of secured notes payable into unsecured notes payable	$560,000	$-
Warrants issued upon debt exchange	$89,500	-
Equipment purchases included in note payable	$-	$101,199
Conversion of debt and accrued interest to equity	$-	$25,618

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

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

Principles of Consolidation

The consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiary, MES, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2018 and 2017, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. There was a minimal valuation allowance recorded as of December 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the life of the lease.

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. Management reviews the carrying value of its property and equipment for impairment on an annual basis.

Intellectual Property

Intellectual is recorded at cost and amortized over its estimated useful life of 15 years. Management reviews intellectual property for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group's carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

•	Level 1 - Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.
•	Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
•	Level 3 - Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at December 31, 2018 and December 31, 2017 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, accrued expenses, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2018 and 2017 due to their short-term maturities.

The fair value of the promissory notes payable at December 31, 2018 and 2017 approximated the carrying amount as the notes were issued during the years ended December 31, 2018 and 2017 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2018. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash	584,877	584,877	-	-
Total Assets	$584,877	$584,877	$-	$-

Liabilities
Promissory notes	13,814,208	-	13,814,208	-
Total Libilities	$13,814,208	$-	$13,814,208	$-

		Fair Value Measurement as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash	2,418,427	2,418,427	-	-
Total Assets	$2,418,427	$2,418,427	$-	$-

Liabilities
Promissory notes	13,694,778	-	13,694,778	-
Total Libilities	$13,694,778	$-	$13,694,778	$-

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "U.S. Dollar"). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both December 31, 2018 and 2017, there were no material gains or losses recognized.

Revenue Recognition

For the year ended December 31, 2018, the Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue. The adoption of this standard did not have a material impact on the Company’s financial statements.

For the year ended December 31, 2017, the Company recorded revenue from sales in accordance with ASC 605, Revenue Recognition (“ASC 605”). The criteria for recognition are as follows:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller’s price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

Determination of criteria (3) and (4) was based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments were provided for in the same period the related sales are recorded.

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2018 and 2017 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

Revenue for product sales is recognized at the point of time in which the customer obtains control of the product, at the time title passes to the customer upon shipment or delivery of the product based on the applicable shipping terms.

Revenue for equipment sales is recognized upon commissioning and customer acceptance of the installed equipment per the terms of the purchase contract.

Revenue for demonstrations and consulting services is recognized when performance obligations contained in the contract have been completed, typically the completion of necessary field work and the delivery of any required analysis per the terms of the agreement.

Customer Acquisition Costs

Customer acquisition costs are amortized on a straight-line bases over the life of the initial customer contract. The capitalized balance of customer acquisition costs was $34,467 and $172,333 on December 31, 2018 and December 31, 2017, respectively. Amortization expense for the years ended December 31, 2018 and 2017 was $137,866 and $469,870, respectively and included in cost of sales.

Deferred Revenue

Revenue is recognized in the period that delivery is made and performance obligations are met. In accordance with the terms of an agreement with one customer, the Company allocated a fixed amount of payments made against the total deliveries of product made during the contract period. Due to this agreement $517,060 was deferred as of December 31, 2017 and was recognized in 2018 when product was delivered to the customer.

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

The recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s consolidated financial statements are based on a more-likely-than-not recognition threshold. The Company did not have any unrecognized tax benefits at December 31, 2018 or 2017. When necessary, the Company would accrue penalties and interest related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2015 or state tax examinations for years prior to 2014.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2018 or 2017, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	December 31	December 31
	2018	2017

Stock Options	9,161,510	8,463,184
Warrants	4,105,398	7,237,763
Convertible debt	3,700,000	3,100,000
Total common stock equivalents excluded from diluted net loss per share	16,966,908	18,800,947

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2018 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the years ended December 31, 2018 and 2017, 100% of the Company’s revenue related to eight customers. At December 31, 2018 and 2017, 100% of the Company’s accounts receivable related to seven and six customers, respectively.

For each of the years ended December 31, 2018 and 2017, 52% and 65% of the Company’s purchases related to two suppliers, respectively. At December 31, 2018 and 2017, 72% and 53% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides a transition option to not apply the new leases standard to comparative periods presented in a company’s financial statements in the year of adoption. Under this option, a cumulative-effect adjustment to the opening balance of retained earnings would be recorded on the date of adoption.

ASU 2016-02 will be effective for the Company beginning on January 1, 2019. We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases of trailers used in the delivery of our products. We do not expect this standard to have a material impact on the statement of operations or statement of cash flows. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional operating liabilities of approximately $1,353,000 with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transitions. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

Note 3 - Liquidity and Financial Condition

Under ASU 2014-15 Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had $585,000 in cash on its balance sheet at December 31, 2018. The Company had working capital of $132,000 and an accumulated deficit $51.5 million. Additionally, the Company had a loss from operations in the amount of $2.8 million and cash used in operating activities of $1.1 million for the year ended December 31, 2018.

The accompanying consolidated financial statements as of December 31, 2018 have been prepared assuming the Company will continue as a going concern. During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held by its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

The Company held product supply inventory valued at $306,651 and $375,882, raw materials inventory valued at $87,730 and $154,952 and equipment and parts inventory valued at $113,035 and $128,744 as of December 31, 2018 and December 31, 2017, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2018 and 2017 are as follows:

	December 31	December 31
	2018	2017

Equipment	$1,965,659	$1,965,659
Trucking equipment	983,948	1,010,961
Office equipment	27,155	27,155
Computer equipment and software	117,212	117,212
Total equipment	3,093,974	3,120,987

Less: accumulated depreciation	(2,503,990)	(2,067,786)
Total equipment in use, net	589,984	1,053,201

Construction in process	1,807,707	1,675,792
Property and equipment, net	$2,397,691	$2,728,993

During the years ended December 31, 2018 and 2017, depreciation expense charged to operations was $456,914 and $748,020, respectively.

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

On April 24, 2017, the Company closed on the acquisition from EERCF of all patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. The shares issued were valued at $518,000 ($0.56 per share), representing the value as of the closing date.

Patent costs capitalized as of December 31, 2018 and 2017 are as follows:

	December 31	December 31
	2018	2017

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(335,333)	(134,133)
License, Net	$2,733,662	$2,934,862

Amortization expense for the years ended December 31, 2018 and 2017 was $201,200 and $136,083, respectively. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 - Notes Payable

The Company has the following notes payable outstanding as of December 31:

	2018	2017

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$990,000	$1,550,000

Secured promissory note which matures on August 25, 2022 and bears interest at 12% per annum.	271,686	1,146,686

Unsecured promissory note which matures on December 15, 2020, and bears interest at LIBOR + 500 per annum.	13,000,000	13,000,000

Unsecured convertible promissory notes which mature on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$860,000	$-

Total convertible notes payable before discount	15,121,686	15,696,686

Less discounts	(1,249,620)	(1,841,867)
Less debt issuance costs	(57,858)	(160,041)

Total notes payable	13,814,208	13,694,778

Less current portion	-	4,050,000

Notes payable, net of current portion	$13,814,208	$9,644,778

As of December 31, 2018, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2019	$-
2020	13,000,000
2021	-
2022	1,261,686
2023	860,000
$15,121,686

As of December 31, 2018, future amortization of discounts and debt issuance costs are as follows:

Twelve months ended December 31,	Discounts	Debt issuance costs
2019	$612,690	$31,559
2020	586,692	26,299
2021	19,596	-
2022	19,596	-
2023	11,046	-
	$1,249,620	$57,858

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2018 and 2017, was $124,967 and $155,618, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model and was amortized over the initial five year life of the notes. Amortized interest expense for the years ended December 31, 2018 and 2017 on this discount was $74,447 and $152,558, respectively. As of December 31, 2018 and 2017, total principal of $990,000 and $1,550,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Notes totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes (see description above of the private placement offering commenced during the second quarter of 2018). The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. Loss on this debt exchange was $44,036. A discount on the notes payable of $89,500 was recorded based on the value of the fair value of the note and warrants exchanged. The included warrants were valued using a Black-Scholes options pricing model. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Notes totaling $300,000 and warrants to unaffiliated accredited investors. A discount on the notes payable of $40,350 was recorded based on the fair value of the warrants issued with this note using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2018 and 2017 on these discounts was $8,700 and $0, respectively. These securities were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act as well as under Section 3(a)(9) under the Securities Act. Interest expense for the years ended December 31, 2018 and 2017, was $46,587 and $0, respectively. As of December 31, 2018 and 2017, total principal of $860,000 and $0 was outstanding on the 2018 Unsecured Notes. The significant assumptions utilized for these Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100% respectively, and a risk free interest rate of 3%.

New AC Midwest Secured Note

The New AC Midwest Secured Note, which will mature on August 25, 2022 and is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the years ended December 31, 2018 and 2017 was $66,694 and $267,847, respectively. As of December 31, 2018 and 2017, total principal of $271,686 and $1,146,686, respectively, was outstanding on this note. On February 25 2019, per Amendment No. 3 (“Amendment No. 3”) to the Amended and Restate Financing Agreement (See Note 13), AC Midwest agreed to waive of compliance with a certain financial covenants of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022.

AC Midwest Subordinated Note

The AC Midwest Subordinated Note, which will mature on December 15, 2020 and is guaranteed by MES, is non-convertible and bears interest equal to the three-month LIBOR rate plus 5.0% per annum, payable quarterly on or before the last day of each fiscal quarter beginning December 31, 2017. The interest rate shall be subject to adjustment each quarter based on the then current LIBOR rate. Commencing on June 15, 2017 and continuing on each September 15, December 15, March 15 and June 15 thereafter, the Company pays principal on the AC Midwest Subordinated Note in equal installments of (i) $500,000 per quarter for the 2017 calendar year, (ii) $625,000 per quarter for the 2018 calendar year, and (iii) thereafter $750,000 per quarter, with a final payment of all outstanding principal together with such other amounts as shall then be due and owing from the Company to AC Midwest on the maturity date. Notwithstanding the foregoing, until the New AC Midwest Secured Note is paid in full, AC Midwest will not be entitled to receive any payment on account of the AC Midwest Subordinated Note (other than regularly scheduled interest payments). Interest expense for the years ended December 31, 2018 and 2017 was $942,319 and $818,357, respectively. As of December 31, 2018 and 2017, total principal of $13,000,000 and $13,000,000 respectively, was outstanding on this note. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $2,400,000 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 15% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the years ended December 31, 2018 and 2017 was $593,094 and $593,094 respectively. The AC Midwest Subordinated Note was cancelled on February 25, 2019 (see Note 13).

On January 28, 2016, the Companies entered into Amendment No. 3 to Financing Agreement and Reaffirmation of Guaranty (the "Third Amended Financing Agreement") with AC Midwest Energy LLC (the “Lender”), pursuant to which Lender agreed to cause its bank to arrange for the issuance to a certain customer of the Company a standby letter of credit in the amount of $2,000,000 (the "Letter of Credit") to permit the Company to enter into a contract for mercury capture program with such customer. The Letter of Credit is to guarantee the Company's performance under its contract with such customer. Under the Third Amended Financing Agreement, and in consideration for the issuance of the Letter of Credit for the benefit of the Company, the Company shall pay AC Midwest a fee equal to 12.0% per annum of the amount available to be drawn under the Letter of Credit payable on the last day of each calendar month. No amounts were drawn on this letter of credit, which was terminated as of December 31, 2018. Fee expense for the years ended December 31, 2018 and 2017 was $29,000 and $219,333, respectively.

Note 8 - Equipment Notes Payable

The Company has retail installment purchase contracts on equipment outstanding of $167,650 and $228,826 as of December 31, 2018 and 2017, respectively. These loans bear interest rates ranging from 4.22% to 5.62% and mature through 2022.

As of December 31, 2018, scheduled principal payments due on convertible notes payable are as follows:

For the year ended December 31,
2019	63,424
2020	63,281
2021	36,146
2022	4,799
$167,650

Note 9 - Commitments and Contingencies

Property Leases

On January 27, 2015, the Company entered into a lease for office space in Lewis Center, Ohio, commencing February 1, 2015 which lease as amended expires in February 2020. The lease provides for the option to extend the lease for up to five additional years. Monthly rent was $1,463 during 2018 and currently is $1,575 through February 2020.

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $882.

On September 1, 2015, the Company entered into a three year lease for office space in Grand Forks, North Dakota. Rent was $3,500 monthly for the first year and decreased to $2,500 through August 31, 2018.

On September 1, 2018, the Company entered into a one year lease for office space in Grand Forks, North Dakota. Monthly rent is $575 a month through August 2019.

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Year Ended December 31
2019	68,275
2020	25,650
$93,925

Rent expense was approximately $96,000 and $130,000 for the years ended December 31, 2018 and 2017, respectively.

Operating Leases

In 2016, the Company entered into a six year agreement to lease trailers used in the delivery of its products. Monthly payments currently total $32,820.

Future minimum lease payments under these leases are approximately as follows:

For the Year Ended December 31
2019	393,840
2020	393,840
2021	393,840
2022	306,100
$1,487,620

Trailer rent expense recorded in cost of sales associated with this agreement was $394,000 and $394,000 for the years ended December 31, 2018 and 2017.

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

Note 10 - Equity

The Company was established with two classes of stock, common stock - 150,000,000 shares authorized at a par value of $0.001 and preferred stock - 2,000,000 shares authorized at a par value of $0.001.

The Company is authorized to issue up to 2,000,000 shares of "blank check" preferred stock at a par value of $0.001 which may be issued from time to time in one or more classes and in one or more series within a class upon authorization by our Board of Directors. The Board of Directors, without further approval of the shareholders, is authorized to fix the preferences, limitations and relative rights of the shares of each class or series within a class. The issuance of preferred stock could adversely affect the voting power, conversion or other rights of holders of common stock. Preferred stock could be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. Additionally, the issuance of preferred stock may have the effect of decreasing the market price of our common stock.

Common Stock

From January 13, 2017 to May 3, 2017, the Company issued 630,214 shares of common stock upon the cashless exercise of warrants to purchase 901,280 shares of common stock for $0.35 per share based on a market values from $1.18 to $1.33 per share as determined under the terms of the warrants.

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

Pursuant to the terms of a consulting agreement entered into on July 31, 2017, effective as of July 1, 2017, the Company issued 1,000,000 shares of common stock to Dathna Partners, LLC which shall be earned in the following manner: 250,000 shares will be earned by the consultant and deemed immediately vested on the effective date, and the remaining 750,000 shares will be earned by the consultant and deemed vested, in 12 equal monthly installments of 62,500 shares beginning on July 31, 2017 and monthly thereafter until June 30, 2018. The shares issued were valued at $0.37 per share, representing the value as of the issuance date. Compensation expense for the years ended December 31, 2018 and 2017 on the issued shares was $138,750 and $231,250, respectively.

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

A summary of stock option activity for the years ended December 31, 2018 and 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2016	7,550,457	1.29	3.2	-
Grants	1,615,000	0.98	4.8	-
Expirations	(577,273)	1.02	-	-
Cancellations	(125,000)	-	-	-
December 31, 2017	8,463,184	1.26	3.0	-

Grants	1,423,326	0.26	4.4	-
Expirations	(725,000)	0.69	-	-
December 31, 2018	9,161,510	1.15	2.0	-

Options exercisable at:
December 31, 2017	7,688,184	1.27	3.0
December 31, 2018	9,161,510	1.15	2.0

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized during the years ended December 31, 2018 and 2017 for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100% and 74.9%, respectively, and a risk free interest rate of 3% and 3%, respectively. No adjustment to compensation expense is recorded for vested options that are forfeited.

On February 1, 2017, the Company issued nonqualified stock options to acquire a total of 250,000 shares under the Company’s 2014 Equity Plan. Options to acquire a total of 100,000 of such shares have expired or been cancelled. The options granted are exercisable at $1.20 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $233,817 in accordance with FASB ASC Topic 718.

During 2017, the Company issued nonqualified stock options to acquire 1,365,000 shares under the Company’s 2017 Equity Plan. Options to acquire a total of 250,000 of such shares have expired or been cancelled. The options granted are exercisable at prices ranging from $0.24 to $1.15 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $1,062,014 in accordance with FASB ASC Topic 718.

During 2018, the Company issued nonqualified stock options to acquire 1,423,236 shares under the Company’s 2017 Equity Plan. The options granted are exercisable at prices ranging from $0.17 to $0.33 per share, representing the fair market value of the common stock as of the date of the grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five year thereafter. Based on a Black-Scholes valuation model, these options were valued at $272,620 in accordance with FASB ASC Topic 718.

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

On October 31, 2018, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $100,000. The notes are convertible into one share of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received a total of 100,000 warrants to purchase one shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $11,450 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

The following table summarizes information about common stock warrants outstanding at December 31, 2018:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.87	1,303,300		0.36	0.87	1,303,300	0.87
0.70	860,000		4.55	0.65	860,000	0.65
0.45	150,000		1.92	0.45	150,000	0.45
0.35	1,792,098	*	1.53	0.35	1,792,098	0.35
$0.50 - $3.30	4,105,398		1.81		4,105,398

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 13 - Tax

Below is breakdown of the income tax provisions for the years ended December 31:

	2018	2017
Current:
Federal	-	-
State and local	$22,153	$40,422
Total Current	22,153	40,422
Deferred federal income tax benefit	-	500,000

Net Provision (Benefit)	$22,153	$540,422

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows for the years ended December 31:

	2018	2017
Computed tax at the federal statutory rate	$(1,007,000)	$(817,000)
State taxes	22,000	14,000
Debt discounts	142,000	254,000
Other permanent and prior period adjustments	213,000	36,000
Valuation allowance	652,000	513,000
Income tax provisoin	$22,000	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,328,000	$3,840,000
Stock based compensation	888,000	903,000
Accrued Compensation	115,000	-
Total deferred tax assets	5,331,000	4,743,000
Deferred tax liabilities:
Property and equipment	(51,000)	(137,000)
Other	(33,000)	(11,000)
Total deferred tax liabilites	(84,000)	(148,000)

Valuation Allowance	(5,247,000)	(4,595,000)

Net deferred tax asset	$-	$-

The 2017 Tax Cut and Jobs Act (“The Act”) reduces the federal statutory corporate tax rate from 34.0% to 21.0% for the Company’s tax years beginning in 2018.  This resulted in the re-measurement of the federal portion of its deferred tax assets and liabilities. In 2017, this resulted in a $2.8 million reduction of net deferred tax assets which was offset by an equivalent adjustment to the valuation allowance.  The Company has completed its accounting for the Act, which did not have a material impact on the financial statements.

For the years ended December 31, 2018 and 2017, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, a valuation allowance was recorded and no benefit for income taxes was recorded due to the uncertainty of the realization of any tax assets. The valuation allowance increased by $652,000 from December 2017 to December 31, 2018.  At December 31, 2018, the Company had approximately $20,608,000 of federal net operating losses after considering the effects of Section 382 and other limitations on the utilization of certain losses. The net operating loss carryforwards incurred in 2017 and before, if not utilized, will begin to expire in 2031. Federal net operating losses incurred in 2018 can be carried forward indefinitely.

The Company’s effective income tax rates for the years ended December 31, 2018 and 2017, respectively are different than what would be expected if the statutory rate were applied to net income before income tax expense primarily because of expense charges in connection with various non-cash financing transactions, the use of net operating loss carryforwards, and the change in the valuation allowance.

Note 14 - Subsequent Event

On February 25, 2019, the Company, along with its wholly-owned subsidiary, MES, Inc. (“MES”, and together with the Company, collectively the “Companies”), entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest exchanged the AC Midwest Subordinated Note, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,930.60 (the “New AC Midwest Unsecured Note”).

The New AC Midwest Unsecured Note, which has been issued in exchange for the AC Midwest Subordinated Note which has now been cancelled, will mature on August 25, 2022 (the “Maturity Date”). It is guaranteed by MES and bears a zero cash interest rate. If the original principal amount is paid in full on or before August 25, 2020 (18 months from issuance), AC Midwest shall be entitled to a profit participation preference equal to 0.5 times the original principal amount, and if the original principal amount is paid in full after August 25, 2020, AC Midwest shall be entitled to a profit participation preference equal to 1.0 times the original principal amount (the “Profit Share”). The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement).

The Company shall pay the principal outstanding, as well as the Profit Share, in an amount equal to 60.0% of Net Litigation Proceeds until such time as any litigation funder has been paid in full and, thereafter, in an amount equal to 75.0% of such Net Litigation Proceeds until the Unsecured Note and Profit Share have been paid in full. In addition, and within 30 days following the end of each fiscal quarter, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to the Net Revenue Share (which means 60.0% of Net Licensing Revenue (as defined) from licensing the Company’s intellectual property) plus Adjusted Free Cash Flow until the Unsecured Note and Profit Share have been paid in full, provided, however, that such payments shall exclude the first $3,500,000 of Net Licensing Revenue and Adjusted Free Cash Flow achieved commencing with the fiscal quarter ending March 31, 2019. Any remaining principal balance due on the Unsecured Note shall be due and payable in full on the Maturity Date. The Profit Share, however, if not paid in full on or before the Maturity Date, shall remain subject to Unsecured Note Financing Agreement until full and final payment.

The New AC Midwest Unsecured Note, which is not be subject to any financial covenants, does contain certain other affirmative and negative covenants.

In addition, on February 25, 2019, and effective as of December 15, 2018, the Companies entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated Financing Agreement with AC Midwest which was entered into on November 1, 2016, as previously amended on June 14, 2018 and September 12, 2018 (the “Restated Financing Agreement”). Pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance of $271,686 due under the AC Midwest Secured Note (which prior to Amendment No. 3 was due on December 15, 2018) would be extended to August 25, 2022. In addition, AC Midwest has agreed to waive the minimum EBITDA covenant contained in the Restated Financing Agreement and further to strike such covenant from the Restated Financing Agreement in its entirety as of the effective date of Amendment No. 3. Pursuant to this amendment, affected balances due on secured promissory notes totaling $1,261,686 have been disclosed as long term debt at December 31, 2018.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2018, the Company’s disclosure controls and procedures were ineffective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting because we are a smaller reporting company and are not subject to the auditor attestation requirements under applicable SEC rules.

Despite the existence of the material weaknesses above, we believe that our consolidated financial statements contained in this Form 10-K fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness

In connection with our annual audit for the years ended December 31, 2018 and 2017, management determined that controls as described above constitute material weaknesses in disclosure controls and internal control over financial reporting. As a result, it was determined that a control deficiency that constitutes a material weakness in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function.

Remediation

Since 2016, certain actions have been taken to address certain aspects of the material weaknesses disclosed above. We hired a full-time Controller, completed the installation of ERP software used to manage our business activities, hired two additional administrative personnel to create a more effective internal control environment with the necessary segregation of duties, continued to document necessary internal control policies and continued with the appropriate training of our personnel on our internal controls and procedures.

Although we believe that these efforts effectively strengthen our disclosure control processes and procedures, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2019 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

ITEM 9B - OTHER INFORMATION

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2018 and 2017
Consolidated Statements of Operations for Years Ended December 31, 2018 and 2017
Consolidated Statements of Stockholders' Deficit for Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3)	Exhibits

		Filed	Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
10.1	Exclusive Patent and Know-How Agreement including Transfer of Ownership, dated January 15, 2009 between RLP Energy, Inc. and Energy and Environmental Research Foundation		10-K	04/12/2012
10.2	Amendment No. 1 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated May 12, 2009		10-Q	11/12/2013
10.3	Amendment No. 2 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated November 29, 2009		10-Q	11/12/2013
10.4	Amendment No. 3 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 22, 2009		10-Q	11/12/2013
10.5	Amendment No. 4 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated December 16, 2013		8-K	12/20/2013
10.6	Amendment No. 5 to the Exclusive Patent and Know-How License including Transfer of Ownership between RLP Energy, Inc. and Energy and Environmental Research Center Foundation dated August 14, 2014		10-Q	11/14/2014
10.7	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.8	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.9	Employment Letter Agreement between Richard H. Gross and Midwest Energy Emissions Corp. dated August 10, 2015		10-K	03/30/2016
10.10	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019	☒
10.11	Employment Letter Agreement between Marcus A. Sylvester and Midwest Energy Emissions Corp. dated June 26, 2017		8-K	06/30/2017

10.12	Employment Agreement between Jim Trettel and Midwest Energy Emissions Corp. dated January 1, 2014		10-K	03/20/2015
10.13	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.14	Consulting Agreement between Midwest Energy Emissions Corp. and Dathna Partners, LLC and Louis Rabman dated as of July 31, 2018		8-K	08/04/2017
10.15	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended		10-K	03/30/2016
10.16	Form of Option Award Agreement (2014 Equity Incentive Plan)		8-K	02/05/2014
10.17	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/2014
10.18	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014		10-Q	11/14/2014
10.19	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		10-Q	11/14/2014
10.20	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016
10.21	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.22	Amendment No. 1 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of June 14, 2018		8-K	06/20/2018
10.23	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018		10-Q	11/13/2018
10.24	Amendment No. 3 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.25	Form of Stock Purchase Agreement (November 2016)		8-K	11/15/2016
10.26	Form of Registration Rights Agreement (November 2016)		8-K	11/15/2016
10.27	Senior Secured Note dated November 29, 2016		8-K	12/02/2016
10.28	Unsecured Subordinated Note dated November 29, 2016		8-K	12/02/2016
10.29	Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.30	Unsecured Note dated February 25, 2019		8-K	03/01/2019
10.31	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan		8-K	02/14/2017
10.32	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
14.1	Code of Ethics		10-K	03/20/2015
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: April 11, 2019	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson
Richard MacPherson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2019

/s/ Richard H. Gross
Richard H. Gross	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2019

/s/ Christopher Greenberg
Christopher Greenberg	Chairman of the Board and Director	April 11, 2019

/s/ Allan T. Grantham
Allan T. Grantham	Director	April 11, 2019

/s/ Frederick Van Zjil
Frederick Van Zjil	Director	April 11, 2019

