Form 10-K/A
period 2018-12-31
Midwest Energy Emissions Corp.
filed 2019-04-30
CIK 728385

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2018 (the “Original Report”), filed with the Securities and Exchange Commission (“SEC”) on April 11, 2019, to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

This information was previously omitted from the Original Report in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. The Company is filing this Amendment to add this information because the definitive proxy statement containing this information will not be filed before that date. As such, the Company hereby amends Items 10, 11, 12, 13, and 14 of Part III of the Original Report by deleting the text of such Items 10, 11, 12, 13, and 14 in their entirety and replacing them with the information provided below under the respective headings. As a result of this Amendment, the Company is also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

2

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier removal or resignation. Officers are elected annually by the Board of Directors to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Name	Age	Present Position and Offices	Director of the Company Since
Richard MacPherson	64	President and Chief Executive Officer, Director	2011
Christopher Greenberg	53	Chairman of the Board, Director	2013
Allan T. Grantham	66	Director	2016
Frederick Van Zijl	56	Director	2018
Richard H. Gross	48	Vice President and Chief Financial Officer	-
John Pavlish	60	Senior Vice President and Chief Technology Officer	-
James Trettel	50	Vice President of Operations	-

Richard MacPherson has been a Director of the Company since June 2011 and has served as President and Chief Executive Officer of the Company since March 2015. Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, marketing, as well as several entrepreneurial ventures in the communications, hospitality, geological and real estate development industries.

Christopher Greenberg has been a Director of the Company since June 2013 and Chairman of the Board since December 2014. Mr. Greenberg is a founder of, and since 2003, has been the Chief Executive Officer of Global Safety Network, Inc., a company which provides employment screening and safety compliance services. He is also the owner of multiple Express Employment Professionals franchises located in North Dakota and South Dakota. Express Employment Professionals is a staffing agency that provides full time and temporary job placement, human resources services and consulting. Mr. Greenberg is a highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 24 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization's critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings.

Allan T. Grantham has been a director of the Company since June 2016. He is the founder and has been President of Atlas Estate Planning Services Limited, located in Halifax, Nova Scotia, since July 2003, which company specializes in personal and corporate estate planning services. Mr. Grantham, who has been in the insurance industry since 1978, has concentrated in the estate, tax and financial planning areas since 1983. Prior to starting Atlas Estate Planning Services Limited, Mr. Grantham was President of Atlantic Wealth Management Limited from 1993 to 2003. In Canada, Mr. Grantham is a designated CPCA (Certified Professional Consultant on Aging), CEA (Certified Executor Advisor), CFP (Certified Financial Planner) and TEP (member of Society of Trust and Estate Practitioners). Mr. Grantham and his wife have in the past and continue to be actively involved in various charitable organizations, both Halifax based and internationally, including creating “Friends of Haiti” which raises funds for projects and children in Haiti which is administered through Chalice Canada, a charity which provides nutrition, education and shelter to children and elderly in various developing countries.

Frederick Van Zijl has been a director of the Company since October 2018. He is the founder of RVZ Strategic Advisors, LLC, which provides consulting services on middle market private equity and credit opportunities in the insurance, specialty finance, and asset management industries. Prior to founding RVZ Strategic Advisors, LLC in 2012, Mr. Van Zijl served as a Managing Director of Fortress Investment Group from 2010 through 2012, where he focused on private equity opportunities in the financial institution, transportation, and telecommunications industries, and as Managing Director and Head of US Leveraged Finance, Leveraged Loans, and Mezzanine Finance at Barclays Capital from 2006 through 2009. He also served as Managing Director of Goldman, Sachs & Co. from 1998 through 2006, where he worked in leveraged finance. Mr. Van Zijl is currently a director of Alcentra Capital Corporation (NASDAQ: ABDC), having been appointed to the Board effective as of September 2018.

Richard H. Gross has been Vice President and Chief Financial Officer of the Company since October 2011. Since 2000, Mr. Gross has held positions as Controller, CFO and Associate Vice President of Business Development for Columbus Ohio area companies until October 2011. Mr. Gross has held CFO and CPA roles for over 15 years. In his most recent position as CFO at S&G Manufacturing Group, a provider of design, engineering, fabrication and installation solutions to diverse industries including food service, healthcare and retail (June 2009 to October 2011), Mr. Gross’ involvement was instrumental in turning around the company’s profitability. He successfully devised and implemented internal changes to adjust both the size of the company as well as its processes during a corporate restructuring effort. Prior to his position with S&G Manufacturing Group, Mr. Gross was the Associate Vice President of Business Development at JMAC, Inc., a private equity firm (April 2006 to March 2009), as well as the Controller for the Columbus Blue Jackets, a professional ice hockey team (June 2000 to April 2006) during its transition from a developmental stage enterprise into a full member of the National Hockey League. Mr. Gross is experienced in successful mergers having provided financial analysis as well as managing their financial negotiations. He began his career as an accountant at a private accounting firm where he performed attestation and tax services for a wide range of private and publicly-listed firms valued up to $1 billion. Mr. Gross has a B.A. degree in Accounting from Otterbein University.

John Pavlish has been Senior Vice President and Chief Technical Officer of the Company since November 2014. Prior to joining the Company, Mr. Pavlish was a Senior Research Advisor and the Director of the Center for Air Toxic Metals at the Energy & Environmental Research Center in Grand Forks, North Dakota. He has over 25 years of mercury-related experience and is regarded as an international expert on the topic of mercury. His primary areas of interest and expertise include research, technical consultation, and development of mercury control technologies, in particular, for coal combustion and gasification systems. He is an inventor of a number of patented mercury control technologies and has years of experience in development and testing of these technologies for commercial application. Over the last 20 years, he has spent much of his time evaluating the efficacy of a number of different mercury control technologies/approaches and their cost-competitiveness in the commercial market. Mr. Pavlish also has years of power plant experience and has worked for engineering/consulting company Black & Veatch, where he served as Unit Leader/System Engineer. Mr. Pavlish is a professional engineer, a member of the American Society of Mechanical Engineers, and a member of the Air & Waste Management Association. He serves on numerous professional and technical committees and is a U.S. Representative on the Mercury Emissions from Coal International Experts Working Group on Reducing Emissions from Coal and a member of the United Nations Environment Programme Global Mercury Partnership, Reduction of Mercury Releases from Coal Combustion. Mr. Pavlish has published over 200 papers, articles, and reports on various mercury-related topics and issues.

James Trettel has been Vice President of Operations since January 2014. Mr. Trettel possesses 28 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to MEEC. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc., a sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering.

There are no family relationships between any of the directors and executive officers of the Company.

Committees

Prior to June 2016, the full Board of Directors acted as an Audit Committee and a Compensation Committee, and the Board of Directors as a whole functioned as the Nominating Committee due to the relatively small size of the Board and the smaller market capitalization of the Company. Effective as of June 2016, the Board of Directors established (i) an Audit Committee, (ii) a Compensation Committee, and (iii) a Nominating and Corporate Governance Committee. Each of these Committees had only independent directors appointed as members. In addition, effective as of June 2016, the Board established a Finance Committee for which it has not imposed any membership rules regarding director independence. Each of the Committees operates under a written charter that is available on the Company’s website: http://www.midwestemissions.com. Each of the Committees shall meet as often as its members deem necessary to perform such Committee’s responsibilities.

Audit Committee

The Audit Committee’s charter requires that such Committee shall consist of no fewer than three directors, each of whom shall be an independent director of the Company satisfying the independence requirements of the NASDAQ Stock Market (“NASDAQ”) or any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, the Company’s internal control and disclosure control system, and the audits of the Company’s financial statements. In this regard, the Audit Committee shall approve the Company’s retention of independent auditors and pre-approve any audit or non-audit services performed by them. It shall review with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also shall review with the independent accountants and with management the results of audits and various other financial and accounting matters affecting the Company. From June 2016 to April 2017, the Audit Committee consisted of three directors, Christopher Greenberg and two other directors of the Company each of whom resigned in April 2017. As a result of such resignations, and since April 2017, the Board of Directors as a whole has acted and shall continue to act as an Audit Committee until such time, if any, that the number of authorized and elected directors is increased or the Audit Committee is otherwise reconfigured.

Compensation Committee

The Compensation Committee’s charter requires that such Committee shall consist of no fewer than two directors, each of whom shall (i) be an independent director of the Company satisfying the independence requirements of NASDAQ or any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements, (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended; and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. The Compensation Committee is appointed by the Board to review and approve the Company’s compensation and benefits programs, including annual base salary; annual incentive opportunity; stock option or other equity participation plans; profit-sharing plans; long-term incentive opportunity; the terms of employment agreements, severance agreements, and change in control agreements, in each case as, when and if appropriate; any special or supplemental benefits; and any other payments that are deemed compensation under applicable rules of the SEC. In this regard, the Compensation Committee shall evaluate the performance of the CEO in light of the Company’s goals and objectives and determine and approve the CEO’s compensation based on this evaluation and such other factors as the Committee shall deem appropriate. The Committee shall also determine and approve the compensation of all other executive officers of the Company, which determination may be based upon recommendations of the CEO. The Board of Directors can exercise its discretion in modifying any amount presented by our CEO. From June 2016 to April 2017, the Compensation Committee consisted of Christopher Greenberg (chairperson), Allan T. Grantham and one other director of the Company who resigned in April 2017. As a result of such resignation, the Compensation Committee currently consists of two members, Messrs. Greenberg and Grantham.

Our policies and overall compensation practices for all employees do not create risks that are reasonably likely to have a material adverse effect on the Company. In addition, incentive compensation (in the past generally in the form of stock options) is not designed to create, and does not create, risks that are reasonably likely to have a material adverse effect on the Company. During 2018, the Board of Directors did not retain the services of a compensation consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s charter requires that such Committee shall consist of no fewer than two directors, each of whom shall be an independent director of the Company satisfying the independence requirements of NASDAQ or any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements. The Nominating and Corporate Governance Committee is appointed by the Board to determine the identity of director nominees for election to the Board and to assist the Board in discharging the Board’s responsibilities in the area of corporate governance.

The Committee shall review, at least annually, the composition and size of the Board and make recommendations to the Board regarding the criteria for Board membership including issues of character, judgment, diversity, expertise, corporate experience and the like. At a minimum, directors should share the values of the Company and should possess the following characteristics: high personal and professional integrity; the ability to exercise sound business judgment; an inquiring mind; and the time available to devote to Board of Directors’ activities and the willingness to do so. The Board or the Committee does not have a formal policy specifically focusing on the consideration of diversity; however, diversity is one of the many factors that the Committee shall consider when identifying candidates. In addition to the foregoing considerations, generally with respect to nominees recommended by stockholders, the Committee will evaluate such recommended nominees considering the additional information regarding the nominees provided to the Committee. When seeking candidates for the Board of Directors, the Committee may solicit suggestions from incumbent directors, management and third-party search firms. Ultimately, the Committee will recommend prospective nominees who the Committee believes will be effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the Company’s stockholders. The Committee will review any candidate recommended by stockholders of the Company in light of its criteria for selection of new directors. From June 2016 to April 2017, the Nominating and Corporate Governance Committee consisted of four directors: Christopher Greenberg (chairperson), Allan T. Grantham and two other directors of the Company each of whom resigned in April 2017. As a result of such resignations, the Nominating and Corporate Governance Committee currently consists of two members, Messrs. Greenberg and Grantham.

Finance Committee

The Finance Committee is appointed by the Board to oversee all areas of corporate performance and finance, and advise and assist the Board with respect to the financial and investment policies, risks, and objectives of the Company, including specific actions required to achieve those objectives. From June 2016 to April 2017, the Finance Committee consisted of three directors, Christopher Greenberg (chairperson) and two other directors of the Company each of whom resigned in April 2017. As a result of such resignations, and since April 2017, the Board of Directors as a whole has acted and shall continue to act as the Finance Committee until such time, if any, that the number of authorized and elected directors is increased or the Finance Committee is otherwise reconfigured.

Financial Experts

Although the Audit Committee was established in June 2016, the Board of Directors has not appointed any directors as “audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended, insofar that it had no audit committee prior thereto and is not required to have an audit committee because the Company is not a listed security.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics and Business Conduct is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp.’s Investor Relations department, 670 D Enterprise Drive, Lewis Center, OH 43035 or (614) 505-6115.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than ten percent of the Company’s Common Shares (“10% stockholders”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for each of the Company’s last two fiscal years the compensation for the Company’s Principal Executive Officer and each of the Company’s other two most highly compensated officers (collectively, our “named executive officers”):

Name, Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard MacPherson, CEO & President (1)	2018	$395,000	142,750	63,722	202	$601,674
	2017	$545,000	102,500	-	202	$647,702
John Pavlish, Senior Vice President (2)	2018	$330,000	6,750	28,633	11,675	$377,058
	2017	$423,750	30,200	47,470	13,680	$515,100
James, Trettel, Vice President (3)	2018	$300,000	6,750	26,978	9,800	$343,528
	2017	$300,000	70,425	474,700	11,760	$856,885

_______________

(1)	Mr. MacPherson was appointed Chief Executive Officer and President in March 2015. Since January 1, 2017, Mr. MacPherson’s annual base salary has been $395,000. Mr. MacPherson is currently employed pursuant to a three-year employment letter agreement which was entered into on January 29, 2019, and effective January 1, 2019, which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. The amount shown for 2017 in the “Salary” column also includes compensation previously earned of $150,000 but unpaid until 2017. As of December 31, 2018, $123,437 of Mr. MacPherson’s 2018 salary remained unpaid. Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. Prior to his appointment, Mr. MacPherson was serving as a Vice President of the Company since 2011 and received an annual base salary equal to $180,000 in this position. On June 30, 2016, Mr. MacPherson was granted a five year, nonqualified stock option to acquire 250,000 shares of common stock exercisable at $0.81 per share. In addition, on August 31, 2016, Mr. MacPherson was granted a five year, nonqualified stock option to acquire 750,000 shares of common stock exercisable at $1.20 per share, which option was subject to a vesting schedule which was subsequently accelerated by the Compensation Committee on February 5, 2018 resulting in such option being deemed fully vested. During 2018, Mr. MacPherson was granted five year, nonqualified stock options to acquire a total of 340,519 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share.

(2)	Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish entered into an employment agreement effective as of November 16, 2014. Pursuant to his employment agreement, Mr. Pavlish agreed to be employed by the Company as Senior Vice President. Effective as of January 1, 2017, Mr. Pavlish’s annual base salary was increased to $330,000. The amount shown for 2017 in the “Salary” column also includes compensation previously earned of $93,750 but unpaid until 2017. As of December 31, 2018, $103,125 of Mr. Pavlish’s 2018 salary remained unpaid. Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company. In addition, pursuant to the agreement, Mr. Pavlish was issued a five year, nonqualified stock option to acquire 2,000,000 shares of common stock at $0.74 per share. On November 16, 2015, Mr. Pavlish was issued a five year, nonqualified stock option to acquire 1,000,000 shares of common stock at $0.45 per share. This option, along with an option to acquire 2,000,000 shares of common stock granted in November 2014, vested in November 2016. During 2017, Mr. Pavlish was granted a five year, nonqualified stock option to acquire 50,000 shares of common stock exercisable at $1.15 per share. During 2018, Mr. Pavlish was granted five year, nonqualified stock options to acquire a total of 153,125 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share.

(3)	Mr. Trettel was appointed Vice President of Operations in January 2014. As of January 1, 2014, the Company and James Trettel entered into a two-year employment agreement, pursuant to which Mr. Trettel agreed to be employed by the Company as Vice President of Operations. Mr. Trettel is also entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and is eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Trettel is also entitled to participate in any stock option and incentive plans adopted by the Company. Following the end of the two year term, Mr. Trettel continues in such capacity. Effective as of January 1, 2017, Mr. Trettel’s annual base salary was increased to $300,000. As of December 31, 2018, $93,750 of Mr. Trettel’s 2018 salary remained unpaid. During 2017, Mr. Trettel was granted a five year, nonqualified stock option to acquire 500,000 shares of common stock exercisable at $1.15 per share. During 2018, Mr. Trettel was granted five year, nonqualified stock options to acquire a total of 143,750 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share.

(4)	Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options issued to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
Richard MacPherson	2018	340,519	$63,722
	2017	-	$-
John Pavlish	2018	153,125	$28,633
	2017	50,000	$47,470
James Trettel	2018	143,750	$26,978
	2017	500,000	$474,700

(5)	The amounts shown for 2018 and 2017 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match	Group Term Life Insurance
Richard MacPherson	2018	$-	202
	2017	$-	202
John Pavlish	2018	$8,795	2,880
	2017	$10,800	2,880
James Trettel	2018	$8,270	1,530
	2017	$10,800	960

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2018 by each executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2018 by such executives.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Optin Expiration Date
Richard MacPherson	250,000	-	$0.81	June 20, 2021
Richard MacPherson	750,000	-	$1.20	August 31, 2021
Richard MacPherson	250,000	-	$0.28	February 5, 2023
Richard MacPherson	8,229	-	$0.29	July 6, 2023
Richard MacPherson	16,458	-	$0.21	July 6, 2023
Richard MacPherson	16,458	-	$0.17	July 31, 2023
Richard MacPherson	16,458	-	$0.25	August 31, 2023
Richard MacPherson	16,458	-	$0.26	September 30, 2023
Richard MacPherson	16,458	-	$0.20	October 31, 2023
John Pavlish	2,000,000	-	$0.74	November 16, 2019
John Pavlish	1,000,000	-	$0.45	November 16, 2020
John Pavlish	50,000	-	$1.15	February 10, 2022
John Pavlish	50,000	-	$0.27	February 23, 2023
John Pavlish	6,875	-	$0.29	June 8, 2023
John Pavlish	13,750	-	$0.21	June 30, 2023
John Pavlish	13,750	-	$0.17	July 31, 2023
John Pavlish	13,750	-	$0.25	August 31, 2023
John Pavlish	13,750	-	$0.26	September 30, 2023
John Pavlish	13,750	-	$0.20	October 31, 2023
John Pavlish	13,750	-	$0.33	November 30, 2023
John Pavlish	13,750	-	$0.25	December 31, 2023
James Trettel	250,000	-	$0.595	January 1, 2019
James Trettel	250,000	-	$0.42	September 11, 2020
James Trettel	500,000	-	$1.15	February 10, 2022
James Trettel	50,000	-	$0.27	February 23, 2023
James Trettel	6,250	-	$0.29	June 8, 2023
James Trettel	12,500	-	$0.21	June 30, 2023
James Trettel	12,500	-	$0.17	July 31, 2023
James Trettel	12,500	-	$0.25	August 31, 2023
James Trettel	12,500	-	$0.26	September 30, 2023
James Trettel	12,500	-	$0.20	October 31, 2023
James Trettel	12,500	-	$0.33	November 30, 2023
James Trettel	12,500	-	$0.25	December 31, 2023

Retirement and Savings Plan - 401(k)

Since November 1, 2011, the Company has maintained a Retirement and Savings Plan under IRS Code Section 401(k) (“the 401(k) Plan”). The 401(k) Plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) Plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, the Company matches 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2018 and 2017, the Company contributed $62,729 and $122,841, respectively, to the 401(k) Plan.

Director Compensation

The following table sets forth information regarding the compensation for 2018 and 2017 of each non-executive member of the Board of Directors during those years:

Name	Year	Fees earned or paid in cash	Option Awards (1)	All Other Compensation	Total
Christopher Greenberg	2018	$100,000	$41,048	$-	$141,048
	2017	$100,000	$93,527	$-	$193,527
Brian Johnson	2018	$-	$-	$-	$-
	2017	$36,000	$97,366	$-	$133,366
Christoper Lee	2018	$-	$-	$-	$-
	2017	$36,000	$97,366	$-	$133,366
Allan Grantham	2018	$72,000	$29,555	$-	$101,555
	2017	$36,000	$46,763	$-	$82,763
Frederick Van Zijl	2018	$-	$1,726	$-	$1,726

(1)	Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the Stock options issued to the Directors:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	2018	216,664	$41,048
	2017	100,000	$93,527
Brian Johnson	2018	-	$-
	2017	125,000	$97,366
Christoper Lee	2018	-	$-
	2017	125,000	$97,366
Allan Grantham	2018	156,000	$29,555
	2017	50,000	$46,763
Frederick Van Zijl	2018	10,000	$1,726

Effective as of April 27, 2017, each of Mr. Johnson and Mr. Lee resigned as a director of the Company.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Effective as of January 1, 2017, each non-employee director of the Company began to be paid $36,000 per year for service on the Board and the Chairman began to be paid $100,000 per year. Effective as of January 1, 2018, such cash fee was increased to $72,000 per year for each non-employee director for service on the Board with the Chairman continuing to be paid $100,000 per year. As of December 31, 2018, $66,667 of Mr. Greenberg’s 2018 fee remained unpaid and $48,000 of Mr. Grantham’s 2018 fee remained unpaid.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of April 11, 2019, by: (a) our directors; (b) each other person who is known by us to own beneficially more than 5% of our outstanding shares of common stock; (c) the named executive officers identified in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. The percentages in the table are calculated on the basis of the amount of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

Name of Beneficial Owner	Number of Shares	Percent of Class (8)

Richard MacPherson (1)	12,578,345	16.2%

Christopher Greenberg (2)	2,670,664	3.4%

Allan T. Grantham (3)	1,366,745	1.8%

John Pavlish (4)	4,239,070	5.3%

James Trettel (5)	1,230,685	1.6%

Frederick Van Zijl (6)	10,000	*

Alterna Core Capital Assets Fund II, L.P., et al (7)	11,700,000	15.4%

All Executive Officers and Directors as a Group (7 persons)	22,405,821	27.0%

_______________

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)	Includes 11,237,826 shares owned by Mr. MacPherson and 1,340,519 shares which Mr. MacPherson has the right to acquire upon exercise of options and 346,518 shares which Mr. MacPherson has the right to acquire upon exercise of warrants. Mr. MacPherson’s address is 670 D Enterprise Drive, Lewis Center, Ohio 40305.

(2)	Includes 2,064,000 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, and 601,664 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,062,245 shares owned by Grantham Investments Limited (“Grantham Investments”), 48,500 shares owned by B Grantham Holdings Limited (“B Grantham”) and 256,000 shares which Mr. Grantham has the right to acquire upon exercise of options. Mr. Grantham is the President, Secretary and sole Director of each of Grantham Investments and B Grantham, and is also the principal trustee of the family trust which is the controlling shareholder of Grantham Investments and B Grantham. Mr. Grantham is not seeking re-election to the Board.

(4)	Includes 1,035,945 shares owned by Mr. Pavlish and 3,203,125 shares which Mr. Pavlish has the right to acquire upon exercise of options. Mr. Pavlish’s address is 670 D Enterprise Drive, Lewis Center, Ohio 40305.

(5)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by the wife of Mr. Trettel and 893,750 shares which Mr. Trettel has the right to acquire upon exercise of options.

(6)	Includes 10,000 shares which Mr. Van Zijl has the right to acquire upon exercise of options.

(7)	Represents 11,700,000 shares owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Harry V. Toll, Eric M. Press, Roger P. Miller and Earle Goldin. The address for the Reporting Persons is 15 River Road, Suite 230, Wilton CT 06897.

(8)	Applicable percentage ownership for each stockholder is based on 76,246,113 shares of common stock outstanding as of April 11, 2019 plus any securities that stockholder has the right to acquire within 60 days of April 11, 2019 pursuant to options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 11, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party required to be disclosed under Item 404 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

The Board of Directors consists of four members. They are Richard MacPherson, Christopher Greenberg, Allan T. Grantham and Frederick Van Zijl. Each of Christopher Greenberg, Allan T. Grantham and Frederick Van Zijl is an “independent director” as defined by the listing standards of The NASDAQ Stock Market.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Marcum LLP, our principal accountants effective as of December 17, 2018, for the audit of our consolidated financial statements included in our annual report on Form 10-K and fees in connection with our Annual Meeting of Stockholders was $90,000 for the year ended December 31, 2018.

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc., (“Schneider Downs”) our former principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory filings and fees in connection with our Annual Meeting of Stockholders were $75,579 and $159,613 for the years ended December 31, 2018 and 2017, respectively.

Audit-Related Fees

For the years ended December 31, 2018 and 2017, we received professional services in the amount rendered by Schneider Downs totaling $2,500 and $9,481, respectively, for professional services rendered by our former principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in “Audit Fees.”

Tax Fees

For the years ended December 31, 2018 and 2017, we received professional services rendered by Schneider Downs in the amount of $16,105 and $11,500, respectively, rendered by our former principal accountants in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

For the years ended December 31, 2018 and 2017, all other fees incurred for professional services rendered by our principal accountants were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not set any pre-approval policies and procedures as of December 31, 2018.

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

MIDWEST ENERGY EMISSIONS CORP.

Date: April 30, 2019	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2019	By:	/s/ Richard H. Gross
Richard H. Gross
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

