Form 10-Q
period 2019-03-31
Midwest Energy Emissions Corp.
filed 2019-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 D Enterprise Drive, Lewis Center, Ohio	43035
(Address of principalExecutive offices)	(Zip Code)

(614) 505-6115

(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,481,297 outstanding as of May 15, 2019.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2018 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings and with the Securities and Exchange Commission.

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the three months ended March 31, 2019

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$611,547	$584,877
Accounts receivable	968,165	1,642,126
Inventory	526,377	509,416
Prepaid expenses and other assets	116,499	136,628
Customer acquisition costs, net	-	34,467
Total current assets	2,222,588	2,907,514

Property and equipment, net	2,315,094	2,397,691
Right of use asset	1,245,216	-
Intellectual property, net	2,683,362	2,733,662
Total assets	$8,466,260	$8,038,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,987,242	$1,858,326
Current portion of equipment notes payable	64,857	63,424
Current portion of operating lease liability	381,245	-
Accrued interest	51,365	96,902
Customer credits	167,000	167,000
Deferred compensation	676,877	555,877
Total current liabilities	3,328,586	2,741,529

Equipment notes payable, less current portion	87,901	104,226
Operating lease liability	943,814	-
Convertible notes payable, net of discount and issuance costs	1,765,470	1,760,570
Secured note payable	271,686	271,686
Unsecured note payable, net of discount and issuance costs	8,403,968	11,781,952
Total liabilities	14,801,425	16,659,963

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 76,246,113 shares issued and outstanding as of March 31, 2019 76,246,113 shares issued and outstanding as of December 31, 2018	76,246	76,246
Additional paid-in capital	42,785,990	42,785,990
Accumulated deficit	(49,197,401)	(51,483,332)

Total stockholders' deficit	(6,335,165)	(8,621,096)

Total liabilities and stockholders' deficit	$8,466,260	$8,038,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Revenues	$2,787,321	$2,121,112

Costs and expenses:
Cost of sales	2,166,340	1,708,315
Selling, general and administrative expenses	1,140,195	1,781,368
Interest expense & letter of credit fees	529,193	542,501
Gain on debt restructuring	(3,412,204)	-

Total costs and expenses	423,524	4,032,184

Net income (loss)	$2,363,797	$(1,911,072)

Net loss per common share - basic and diluted:	$0.03	$(0.03)

Weighted average common shares outstanding - basic	76,246,113	75,933,613
Weighted average common shares outstanding - diluted	76,334,167	75,933,613

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Net income	-	-	-	2,363,797	2,363,797

Balance - March 31, 2019	76,246,113	$76,246	$42,785,990	$(49,197,401)	$(6,335,165)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - Janaury 1, 2018	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Issuance of stock options	-	-	231,165	-	231,165

Vesting of stock issued to non-employees in prior year	-	-	69,375	-	69,375

Net loss	-	-	-	(1,911,072)	(1,911,072)

Balance - March 31, 2018	76,246,113	$76,246	$42,466,160	$(48,577,724)	$(6,035,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Cash flows from operating activities
Net loss	$2,363,797	$(1,911,072)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	300,540
Amortization of discount of notes payable	303,697	183,856
Amortization of debt issuance costs	7,174	38,160
Amortizaton of right to use assets	94,353	-
Amortization of customer acquisition costs	34,467	34,467
Amortization of patent rights	50,301	50,301
Depreciation expense	82,597	164,279
Gain on debt restructuting	(3,412,204)	-
Change in assets and liabilities
Decrease in accounts receivable	673,961	2,090,287
(Increase) decrease in inventory	(16,961)	40,816
Decrease in prepaid expenses and other assets	20,129	40,872
Increase (decrease) in accounts payable and accrued liabilities	(40,690)	(1,550,567)
(Decrease) in operating lease liability	(92,376)	-
(Decrease) in deferred revenue and customer credits	-	(517,060)
Net cash provided by (used in) operating activities	68,245	(1,035,121)

Cash flows used in investing activities
Purchase of property and equipment	-	(114,508)
Net cash used in investing activities	-	(114,508)

Cash flows from financing activities
Payment of debt issuance costs	(26,683)	-
Payments of notes payable	(14,892)	(639,215)
Net cash used in financing activities	(41,575)	(639,215)

Net increase (decrease) in cash and cash equivalents	26,670	(1,788,844)

Cash and cash equivalents - beginning of period	584,877	2,418,427

Cash and cash equivalents - end of period	$611,547	$629,583

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$108,928	$287,232

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$77,866	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2019, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the three months ended March 31, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued new guidance which requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Balance Sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Condensed Consolidated Balance Sheet without adjusting comparative periods, but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

We have operating leases for office space in two multitenant facilities, which are not recorded as assets and liabilities as those leases do not have terms greater than 12 months. We have an operating leases for a multi-purpose facility and bulk trailers used in operations which is recorded as an asset and liability as the lease has a terms greater than 12 months. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Upon adoption of the standard on January 1, 2019, we recorded approximately $1,339,569 of right of use assets and $1,417,435 of lease-related liabilities, with the difference charged to accumulated deficit at that date.

For the three months ended March 31, 2019, the Company’s lease cost consist of the following components, each of which is included in costs and expenses within the Company’s condensed consolidated statements of operations:

Three Months Ended March 31, 2019

Operatig lease cost	$109,710
Short-term lease cost (1)	6,450
Total lease cost	$116,160

__________

(1) Short-term lease costs includes any lease with a term of less than 12 months

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

Cash was the only asset measured at fair value on a recurring basis by the Company at March 31, 2019 and December 31, 2018 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2019 and December 31, 2018 due to their short-term maturities.

The fair value of the promissory notes payable at March 31, 2019 and December 31, 2018 approximated the carrying amount as the notes were issued during the years ended December 31, 2018 and 2017 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2019. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	611,547	611,547
Total Assets	$611,547	$611,547	$-	$-

Liabilities
Promissory notes	8,803,968	-	8,803,968
Total Libilities	$8,803,968	$-	$8,803,968	$-

		Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash	584,877	584,877
Total Assets	$584,877	$584,877	$-	$-

Liabilities
Promissory notes	13,814,208	-	13,814,208
Total Libilities	$13,814,208	$-	$13,814,208	$-

Foreign Currency Transactions

The Company's functional currency is the United States Dollar (the "U.S. Dollar"). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both March 31, 2019 and December 31, 2018, there were no material gains or losses recognized.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2019 and 2018 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

Customer Acquisition Costs

Customer acquisition costs are amortized on a straight-line bases over the life of the initial customer contract. The capitalized balance of customer acquisition costs was $0 and $34,467 on March 31, 2019 and December 31, 2018, respectively. Amortization expense for the three months ended March 31, 2019 and 2018 was $34,467 and $34,467, respectively and included in cost of sales.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. For the three months ended March 31, 2019 basic and diluted earnings per share approximated each other. There were no dilutive potential common shares as of March 31, 2018, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	March 31	March 31
	2019	2018

Stock Options	8,526,510	9,216,184
Warrants	4,105,398	7,237,763
Convertible debt	3,700,000	3,100,000
Total common stock equivalents excluded from diluted net loss per share	16,331,908	19,553,947

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the three months ended March 31, 2019 and 2018, 100% of the Company’s revenue related to eight customers. At March 31, 2019 and 2018, 100% of the Company’s accounts receivable related to seven and eight customers, respectively.

For each of the three months ended March 31, 2019 and 2018, 96% and 95% of the Company’s purchases related to two suppliers, respectively. At March 31, 2019 and 2018, 75% and 41% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

Note 3 – Liquidity and Financial Condition

Under ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had $612,000 in cash on its balance sheet at March 31, 2019. The Company had negative working capital of $1.1 million and an accumulated deficit $49.2 million. Additionally, the Company had a net income in the amount of $2.4 million and cash provided by operating activities of $68,000 for the three months ended March 31, 2019, respectively.

The accompanying condensed consolidated financial statements as of March 31, 2019 have been prepared assuming the Company will continue as a going concern. During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Note 4 - Inventory

The Company held product supply inventory valued at $278,850 and $306,651, raw materials inventory valued at $134,300 and $87,730 and equipment and parts inventory valued at $113,227 and $113,035 as of March 31, 2019 and December 31, 2018, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2019 and December 31, 2018 are as follows:

	March 31	December 31
	2019	2018

Equipment	$1,965,659	$1,965,659
Trucking equipment	983,948	983,948
Office equipment	27,155	27,155
Computer equipment and software	117,212	117,212
Total equipment	3,093,974	3,093,974

Less: accumulated depreciation	(2,586,587)	(2,503,990)
Total equipment in use, net	507,387	589,984

Construction in process	1,807,707	1,807,707
Property and equipment, net	$2,315,094	$2,397,691

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended March 31, 2019 and 2018 depreciation expense was $82,597, and $164,324.

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

License and patent costs capitalized as of March 31, 2019 and December 31, 2018 are as follows:

	March 31	December 31
	2019	2018

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(385,633)	(335,333)
License, Net	$2,683,362	$2,733,662

Amortization expense for each of the three months ended March 31, 2019 and 2018 was $50,300. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 –Notes Payable

The Company has the following convertible notes payable outstanding as of March 31, 2019 and December 31, 2018:

	2019	2018

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$990,000	$990,000

Unsecured convertible promissory notes which mature on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$860,000	$860,000

Total convertible notes payable before discount	1,850,000	1,850,000

Less discounts	(84,531)	(89,430)

Notes payable	1,765,469	1,760,570

As of March 31, 2019, scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2020	$-
2021	-
2022	-
2023	990,000
2024	860,000
$1,850,000

As of March 31, 2019, future amortization of discounts are as follows:

Twelve months ended December 31,	Discounts
2020	$19,596
2021	19,596
2022	19,596
2023	19,596
2024	6,147
$84,531

Note 8 - Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (“The New AC Midwest Secured Note”) in the principle amount of $9,646,686, which was to mature on December 15, 2018.The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the three months ended March 31, 2019 and 2018 was $10,188 and $30,859, respectively. On February 25 2019, per Amendment No. 3 (“Amendment No. 3”) to the Amended and Restate Financing Agreement, AC Midwest agreed to waive of compliance with a certain financial covenants of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. As of March 31, 2019 and December 31, 2018, total principal of $271,686 and $271,686 was outstanding on this note.

Note 9 – Unsecured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (“The AC Midwest Unsecured Note”) in the principle amount of $13,000,000, which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,930.60 (the “New AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing. The Company recorded a gain of $3,412,204 on this exchange which is primarily related to the difference in fair value of the notes on the date of the exchange.

The New AC Midwest Unsecured Note, which has been issued in exchange for the AC Midwest Subordinated Note which has now been cancelled, will mature on August 25, 2022 (the “Maturity Date”). It bears a zero cash interest rate.

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

The Company determined that the rate of interest on the New AC Midwest Unsecured Note was a below market rate of interest and determined that a discount of $11,113,087 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the quarter ended March 31, 2019 was $209,428.

Note 10 - Operating Leases

In 2016, the Company entered into a six year agreement to lease trailers used in the delivery of its products. Monthly payments currently total $32,820.

On January 27, 2015, the Company entered into a lease for office space in Lewis Center, Ohio, commencing February 1, 2015 which lease as amended expires in February 2020. The lease provides for the option to extend the lease for up to five additional years. Monthly rent is $1,575 through February 2020.

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

Future minimum lease payments under these non-cancelable leases are approximately as follows:

For the Twelve Months Ended March 31
2020	$459,040
2021	401,340
2022	393,840
2023	157,680
Total	1,411,900
Less discount	(66,641)
Less short term leases	(20,200)
Total lease liabilities	1,325,059

Less current portion	(381,245)
Operating lease obligation, net of current portion	$943,814

The weighted average remaining lease term for operating leases is 2.4 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the three months ended March 31, 2019, payments on lease obligations were $115,931 and amortization on the right of use assets was $94,353.

Note 11 – Commitments and Contingencies

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

Note 12 - Stock Based Compensation

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

A summary of stock option activity for the quarter ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2018	9,161,510	1.15	2.0	-
Expirations	(635,000)	-	-	-
March 31, 2019	8,526,510	1.19	1.9	-

Options exercisable at:
March 31, 2019	8,526,510	1.19	1.9

Note 13 - Warrants

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

The following table summarizes information about common stock warrants outstanding at March 31, 2019:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.87	1,303,300		0.11	0.87	1,303,300	0.87
0.70	860,000		4.30	0.65	860,000	0.65
0.45	150,000		1.67	0.45	150,000	0.45
0.35	1,792,098	*	1.29	0.35	1,792,098	0.35
$0.50 - $3.30	4,105,398		1.56		4,105,398

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 – Subsequent Events

On May 14, 2019, Frederick Van Zijl resigned as a director of the Company. In connection with such resignation, the Company has agreed to issue, and Mr. Van Zijl has agreed to accept, an aggregate of 235,184 shares of common stock of the Company in full and complete payment for service on the Board since his appointment in October 2018. Mr. Van Zijl has not been paid any cash director fees since his appointment to the Board.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Information.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published its proposed revised supplemental cost-benefits finding for MATS which concludes that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA is proposing to leave the MATS rule in place. EPA requested public comment, however, on whether MATS may or must be rescinded if EPA reverses its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. The public comment period ended April 17, 2019. As of the date of the filing of this report, we are unable to predict whether the proposed supplemental cost-benefits finding will be finalized in substantially the form as proposed, or finalized at all. Any such final action will almost certainly be challenged in the courts, which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

Executive Overview

We remain focused on positioning the Company for short and long-term growth. During 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth:

•	Our acquisition of all the patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed in April 2017 positions us to license systems using a two-part mercury control process. In this regard, we anticipate being able, and have begun efforts, to license our technologies to utilities and others across North America, Europe and elsewhere.

•	In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, in October 2018, we secured a supply contract extension with our largest customer and also expanded into this customer’s fleet by securing two additional coal-fired boilers to which we supply our technology and products. In March 2019, we secured two additional coal-fired boilers within this customer’s fleet. In addition, in March 2019, we secured a contract renewal with another long-term customer and entered into an agreement with a new utility customer to supply our technology and products. In May 2019, we announced that we had signed a multi-year contract renewal with a long-term customer located in the U.S. Southwest.

•	In Europe, we are working to penetrate this market through our licensing agreement entered into in March 2018 with one of our primary suppliers. We believe such arrangement will make our technology more marketable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in the region.

•	On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflects the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Results of Operations

The Company saw an increase in sales in the three months ended March 31, 2019 as compared to the same period in 2018. The increase in product sales is primarily due to the recently announced new customer EGU’s noted above.

Revenues

Sales - We generated revenues of approximately $2,787,000 and $2,121,000 for the three months ended March 31, 2019 and 2018, respectively. Total sorbent product sales for the three months ended March 31, 2019 and 2018 were $2,758,000 and $2,060,000, respectively. The increase from the prior year is primarily due to the increase in customer EGU’s.

Equipment sales and other revenues for the three months ended March 31, 2019 and 2018 were $29,000 and $61,000, respectively. This decrease is primarily associated with decreased demonstration revenues in 2018.

Costs and Expenses

Costs and expenses were $424,000 and $3,490,000 during the three months ended March 31, 2019 and 2018, respectively. The decrease in costs and expenses from the prior year is primarily attributable to a non-cash, one time gain on debt restructuring recognized in the quarter as well as decrease in administrative overhead costs, offset by an increase in material costs associated with the increase in sales.

Costs of sales were $2,164,000 and $1,708,000 for the three months ended March 31, 2019 and 2018, respectively. The increase in cost is primarily attributable to the increase in product sales in 2019. Gross margin increased to 22% in 2019 from 19% due to lower overhead costs applied per sales dollar.

Selling, general and administrative expenses were $1,140,000 and $1,781,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in stock based compensation and sales compensation compared to 2018.

Interest expense related to the financing of capital was $320,000 and $514,000 for the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily related to the decrease in secured debt from the same period in the prior year and the new interest rates associated with the restructuring of debt, which occurred in February 2019.

Net Income (Loss)

For the quarter ended March 31, 2019 we had net income of approximately $2,364,000 and for the quarter ended March 31, 2018 we had a net loss of approximately $1,911,000. The change in net income is primarily due to the non-cash, one time gain on debt restructuring recognized during the quarter as well as increased sales, improved gross margin and decreased selling, general and administrative costs.

Liquidity and Capital Resources

The Company had $612,000 in cash on its balance sheet at March 31, 2019. The Company had working capital deficit of $1.1 million and an accumulated deficit $49.2 million. Additionally, the Company had a net income in the amount of $2.4 million and cash provided by operating activities of $68,000 for the three months ended March 31, 2019.

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

Total assets were $8,492,000 at March 31, 2019 versus $8,039,000 at December 31, 2018. The change in total assets is primarily attributable to the increase in right of use assets.

Total liabilities were $14,801,000 at March 31, 2019 versus $16,660,000 at December 31, 2018. The decrease is primarily attributable to the decrease in the fair value of long term debt and is offset by the increase in operating lease liabilities.

Operating activities provided $68,000 and used $1,035,000 of cash during the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used in operating activities is primarily attributable to an increase in net income and is offset by the non-cash gain on debt restructuring recognized in the current quarter.

Investing activities used $0 and $115,000 during the three months ended March 31, 2019 and 2018, respectively.

Financing activities used $42,000 and $639,000 during the three months ended March 31 2019 and 2018, respectively. In 2019, $15,000 was used to make principal payments on notes payable verses $639,000 in 2018.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Income to Adjusted EBITDA for the quarters ended March 31, 2019 and 2018, respectively:

	Quarter Ended March 31,
	2019	2018
	(In thousands)

Net income (loss)	$2,364	$(1,911)

Non-GAAP adjustments:
Depreciation and amortization	262	249
Interest	529	514
Gain on debt restructuring	(3,412)	-
Stock based compensation	-	301

Adjusted EBITDA	$(257)	$(847)

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

Despite the existence of the material weaknesses above, we believe that the condensed consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except the updated business processes and internal controls made in support of the adoption of the new lease accounting standard. Certain actions have been taken to address certain aspects of the material weaknesses disclosed above. We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2019 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 15, 2019	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2019	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

