Form 10-Q
period 2019-06-30
Midwest Energy Emissions Corp.
filed 2019-08-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,710,630 outstanding as of August 14, 2019.

MIDWEST ENERGY EMISSIONS CORP.

2

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

2

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the three and six months ended June 30, 2019

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(UNAUDITED)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets
Cash	$1,320,874	$584,877
Accounts receivable	1,240,154	1,642,126
Inventory	571,552	509,416
Prepaid expenses and other assets	143,957	136,628
Customer acquisition costs, net	-	34,467
Total current assets	3,276,537	2,907,514

Property and equipment, net	2,234,656	2,397,691
Right of use asset	1,295,995	-
Intellectual property, net	2,633,062	2,733,662
Total assets	$9,440,250	$8,038,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,890,080	$1,858,326
Current portion of equipment notes payable	64,924	63,424
Current portion of operating lease liability	381,245	-
Accrued interest	105,383	96,902
Customer credits	167,000	167,000
Deferred compensation	739,614	555,877
Total current liabilities	3,348,246	2,741,529

Equipment notes payable, less current portion	72,080	104,226
Operating lease liability	992,651	-
Convertible notes payable, net of discount and issuance costs	2,874,354	1,760,570
Secured note payable	271,686	271,686
Unsecured note payable, net of discount and issuance costs	9,095,119	11,781,952
Total liabilities	16,654,136	16,659,963

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized;
76,710,630 shares issued and outstanding as of June 30, 2019
76,246,113 shares issued and outstanding as of December 31, 2018	76,710	76,246
Additional paid-in capital	44,745,926	42,785,990
Accumulated deficit	(52,036,522)	(51,483,332)

Total stockholders' deficit	(7,213,886)	(8,621,096)

Total liabilities and stockholders' deficit	$9,440,250	$8,038,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Revenues	$2,509,750	$2,451,551	$5,297,070	$4,572,662

Costs and expenses:
Cost of sales	1,794,985	1,882,612	3,961,325	3,590,926
Selling, general and administrative expenses	2,790,013	1,709,763	3,930,206	3,491,130
Interest expense & letter of credit fees	763,873	516,082	1,293,067	1,058,583
(Gain)/Loss on debt restructuring	-	44,036	(3,412,204)	44,036

Total costs and expenses	5,348,871	4,152,493	5,772,394	8,184,675

Net loss	$(2,839,121)	$(1,700,942)	$(475,324)	$(3,612,013)
Net loss per common share - basic and diluted:	$(0.04)	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares outstanding	76,278,400	76,246,113	76,327,455	76,246,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months Ended June 30, 2019
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Net income	-	-	-	2,363,797	2,363,797

Balance - March 31, 2019	76,246,113	$76,246	$42,785,990	$(49,197,401)	$(6,335,165)

Stock issued per resignation agreements	464,517	464	118,076	-	118,540

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration dates	-	-	745,989	-	745,989

Issuance of warrants, recorded as discount on convertible notes payable		-	197,664	-	197,664

Net loss	-	-	-	(2,839,121)	(2,839,121)

Balance - June 30, 2019	76,710,630	$76,710	$44,745,926	$(52,036,522)	$(7,213,886)

	Six Months Ended June 30, 2018
	Common Stock	Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - Janaury 1, 2018	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Issuance of stock options	-	-	231,165	-	231,165

Vesting of stock issued to non-employees in prior year	-	-	69,375	-	69,375

Net loss	-	-	-	(1,911,071)	(1,911,071)

Balance - March 31, 2018	76,246,113	$76,246	$42,466,160	$(48,577,723)	$(6,035,317)

Issuance of stock options	-	-	14,705	-	14,705

Issuance of warrants, recorded as discount on convertible notes payable	-	-	89,500	-	89,500

Vesting of stock issued to non-employees in prior year	-	-	69,375	-	69,375

Net loss	-	-	-	(1,700,942)	(1,700,942)

Balance - June 30, 2018	76,246,113	$76,246	$42,639,740	$(50,278,665)	$(7,562,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Cash flows from operating activities
Net loss	$(475,324)	$(3,612,013)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,762,736	384,620
Amortization of discount of notes payable	938,532	281,001
Amortization of debt issuance costs	70,036	76,320
Amortizaton of right to use assets	188,841	-
Amortization of customer acquisition costs	34,467	68,934
Amortization of patent rights	100,602	100,602
Depreciation expense	163,035	227,968
Loss os debt exchange	-	44,036
Gain on debt restructuring	(3,412,204)	-
Change in assets and liabilities
Decrease in accounts receivable	401,972	2,099,273
(Increase) decrease in inventory	(62,136)	162,867
(Increase) decrease in prepaid expenses and other assets	(7,329)	45,889
Decrease in accounts payable and accrued liabilities	(21,097)	(251,374)
(Decrease) in operating lease liability	(188,805)	-
(Decrease) in deferred revenue and customer credits	-	(517,060)
Net cash used in operating activities	(506,674)	(888,937)

Cash flows used in investing activities
Purchase of property and equipment	-	(131,915)
Net cash used in investing activities	-	(131,915)

Cash flows from financing activities
Payment of debt issuance costs	(26,683)	-
Payments of notes payable	(30,646)	(903,594)
Proceeds from the issuance of convertible promissory notes and related warrants	1,300,000	-
Net cash provided by (used in) financing activities	1,242,671	(903,594)

Net increase (decrease) in cash and cash equivalents	735,997	(1,924,446)

Cash and cash equivalents - beginning of period	584,877	2,418,427

Cash and cash equivalents - end of period	$1,320,874	$493,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$121,084	$505,431

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$77,866	$-
Discount on convertible promissory notes payable	$197,664
Net adjustment for extension of lease	$145,267	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Midwest Energy Emissions Corp. and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2019, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the six months ended June 30, 2019 and 2018, respectively.

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

Upon adoption of the standard on January 1, 2019, we recorded $1,339,569 of right of use assets and $1,417,435 of lease-related liabilities, with the difference charged to accumulated deficit at that date.

For the three and six months ended June 30, 2019, the Company’s lease cost consist of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operatig lease cost	$109,710	$219,420
Short-term lease cost (1)	6,450	12,900
Total lease cost	$116,160	$232,320

(1) Short-term lease costs includes any lease with a term of less than 12 months

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

•	Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

•	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at June 30, 2019 and December 31, 2018 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2019 and December 31, 2018 due to their short-term maturities.

The fair value of the promissory notes payable at June 30, 2019 and December 31, 2018 approximated the carrying amount as the notes were issued during the years ended December 31, 2018 and 2017 at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2019. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,320,874	1,320,874
Total Assets	$1,320,874	$1,320,874	$-	$-

Liabilities
Promissory notes	12,241,159	-	12,241,159
Total Libilities	$12,241,159	$-	$12,241,159	$-

		Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash	584,877	584,877
Total Assets	$584,877	$584,877	$-	$-

Liabilities
Promissory notes	13,814,208	-	13,814,208
Total Libilities	$13,814,208	$-	$13,814,208	$-

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both June 30, 2019 and December 31, 2018, there were no material gains or losses recognized.

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2019 and 2018 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

Customer Acquisition Costs

Customer acquisition costs are amortized on a straight-line bases over the life of the initial customer contract. The capitalized balance of customer acquisition costs was $0 and $34,467 on June 30, 2019 and December 31, 2018, respectively. Amortization expense for the three and six months ended June 30, 2019 was $0 and $34,467, respectively and for the three and six months ended June 30, 2018 was $34,467 and $68,934, respectively. Amortization expense was included in cost of sales.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. For the three and six months ended June 30, 2019 and 2018 basic and diluted earnings per share approximated each other. There were no dilutive potential common shares as of June 30, 2019 and 2018, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	June 30,	June 30,
	2019	2018

Stock Options	12,563,326	8,680,893
Warrants	4,102,098	7,237,763
Convertible debt	6,300,000	3,100,000
Total common stock equivalents excluded from diluted net loss per share	22,965,424	19,018,656

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the six months ended June 30, 2019 and 2018, 100% of the Company’s revenue related to eight customers. At June 30, 2019 and 2018, 100% of the Company’s accounts receivable related to seven and eight customers, respectively.

For each of the six months ended June 30, 2019 and 2018, 91% and 90% of the Company’s purchases related to two suppliers, respectively. At June 30, 2019 and 2018, 71% and 53% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

As reflected in the condensed consolidated financial statements, the Company had $1,321,000 in cash on its balance sheet at June 30, 2019. The Company had a working capital deficit of $72,000 and an accumulated deficit $52.0 million. Additionally, the Company had a net loss in the amount of $475,000 and cash used by operating activities of $507,000 for the six months ended June 30, 2019, respectively.

The accompanying condensed consolidated financial statements as of June 30, 2019 have been prepared assuming the Company will continue as a going concern. During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. In June 2019, the Company sold $1,300,000 of new convertible notes which mature in 2024. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

The Company held product supply inventory valued at $345,263 and $306,651, raw materials inventory valued at $112,189 and $87,730 and equipment and parts inventory valued at $114,100 and $113,035 as of June 30, 2019 and December 31, 2018, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	983,948	983,948
Computer equipment and software	117,212	117,212
Office equipment	27,155	27,155
Total equipment	3,093,974	3,093,974

Less: accumulated depreciation	(2,667,025)	(2,503,990)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$2,234,656	$2,397,691

The Company uses the straight-line method of depreciation over 2 to 5 years. During the six months ended June 30, 2019 and 2018 depreciation expense was $163,035, and $227,968.

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

License and patent costs capitalized as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(435,933)	(335,333)
License, Net	$2,633,062	$2,733,662

Amortization expense for each of the six months ended June 30, 2019 and 2018 was $100,602. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$1,300,000	$-

Total convertible notes payable before discount	3,150,000	1,850,000

Less discounts	(275,646)	(89,430)

Convertible notes payable	2,874,354	1,760,570

As of June 30, 2019, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2019	$-
2020	-
2021	-
2022	990,000
2023	860,000
Thereafter	1,300,000
$3,150,000

As of June 30, 2019, the remaining future amortization of discounts are as follows:

Twelve months ended June 30,	Discounts
2019	$29,565
2020	59,129
2021	59,129
2022	59,129
2023	50,579
Thereafter	18,116
$275,646

Note 8 - Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (“The New AC Midwest Secured Note”) in the principle amount of $9,646,686, which was to mature on December 15, 2018.The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the three and six months ended June 30, 2019 was $10,301 and $20,490, respectively. Interest expense for the three and six months ended June 30, 2018 was $14,853 and $45,712, respectively. On February 25, 2019, per Amendment No. 3 (“Amendment No. 3”) to the Amended and Restate Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. As of June 30, 2019 and December 31, 2018, total principal of $271,686 and $271,686 was outstanding on this note.

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

The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $11,113,087 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the three and six months ended June 30, 2019 was $628,286 and $837,714, respectively. As of June 30, 2019, the unamortized balance of the discount was $10,275,373.

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

On July 1, 2015, the Company entered into a five year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $882. The lease was extended on June 1, 2019 for five years.

On September 1, 2018, the Company entered into a one year lease for office space in Grand Forks, North Dakota. Monthly rent is $575 a month through August 2019.

Future remaining minimum lease payments under these non-cancelable leases are approximately as follows:

For the the twelve months ended December 31
2019	$230,020
2020	441,990
2021	438,840
2022	333,960
2023	45,000
Thereafter	11,250
Total	1,501,060
Less discount	(299,591)
Less short term leases	(13,750)
Total lease liabilities	1,187,719

Less current portion	(381,245)
Operating lease obligation, net of current portion	$806,474

The weighted average remaining lease term for operating leases is 2.4 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the six months ended June 30, 2019, payments on lease obligations were $229,716 and amortization on the right of use assets was $188,841.

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

A summary of stock option activity for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2018	9,161,510	1.15	2.0	-
Expirations	(635,000)	-	-	-
March 31, 2019	8,526,510	1.19	1.9	-

Grants	4,600,000	0.27	5.0	-
Expirations	(563,184)	11.19	-	-
June 30, 2019	12,563,326	0.55	4.5	-

Options exercisable at:
June 30, 2019	12,563,326	0.55	4.5	-

The Company utilized the Black-Scholes options pricing model. The significant assumptions utilized for the Black Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100%, and a risk free interest rate of 3%

On May 14, 2019, Frederick Van Zijl resigned as a director of the Company. In connection with such resignation, the Company has agreed to issue, and Mr. Van Zijl has agreed to accept, an aggregate of 235,184 shares of common stock of the Company in full and complete payment for service on the Board since his appointment in October 2018. Compensation of $63,500 based on the market price of the shares on the date of issuance was included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

On June 4, 2019, Allan T. Grantham resigned as a director of the Company. In connection with such resignation, the Company has agreed to issue, and Mr. Grantham has agreed to accept, an aggregate of 229,333 shares of common stock of the Company in full and complete payment for service on the Board for 2018 and 2019. Compensation of $55,040 based on the market price of the shares on the date of issuance was included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

On June 28, 2019, the Company granted nonqualified stock options to acquire an aggregate of 4,600,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.27 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $898,207 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

Also on June 28, 2019, the Company extended the expiration dates of previously granted nonqualified stock options to acquire an aggregate of 4,675,000 shares of the Company’s common stock under the Company’s 2014 Equity Plan to certain executive officers, employees and others. The extended options are exercisable from $0.42 to $1.36 per share, representing the original fair market value of the common stock on the date of grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable and will now expire five years from the date of the extension. Based on a Black-Scholes valuation model, these options were valued at $745,989 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

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

The following table summarizes information about common stock warrants outstanding at June 30, 2019:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.70	2,160,000		4.61	0.70	2,160,000	0.70
0.45	150,000		1.42	0.45	150,000	0.45
0.35	1,792,098	*	1.04	0.35	1,792,098	0.35
$0.50 - $3.30	4,102,098		2.93		4,102,098

Note * 916,720 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

During June 2019, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $1,300,000. The notes are convertible into shares of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received warrants to purchase a total of 1,300,000 shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $197,664 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

Note 14 – Subsequent Events

From July 1 through August 14, 2019, the Company issued unsecured convertible notes and warrants to unaffiliated accredited investors totaling $500,000. The notes are convertible into shares of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received warrants to purchase a total of 500,000 shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

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

Executive Overview

We remain focused on positioning the Company for short and long-term growth. During 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth:

•	Our acquisition of all the patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed in April 2017 provides a strong foundation for us to seek new customers for product using a two-part mercury control process or to offer licenses on a case by case basis.

•	In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, in October 2018, we secured a supply contract extension with our largest customer and also expanded into this customer’s fleet by securing two additional coal-fired boilers to which we supply our technology and products. In March 2019, we secured two additional coal-fired boilers within this customer’s fleet. In addition, in March 2019, we secured a contract renewal with another long-term customer and entered into an agreement with a new utility customer to supply our technology and products. In May 2019, we announced that we had signed a multi-year contract renewal with a long-term customer located in the U.S. Southwest, and in July 2019 we announced a two-year contract extension with another long-term customer.

•	In Europe, we are working to penetrate this market through our licensing agreement entered into in March 2018 with one of our primary suppliers. We believe such arrangement will make our technology more marketable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in the region.

•	On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflects the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio.

•	In June 2019, we raised $1,300,000 in a private placement offering of 12.0% unsecured convertible promissory notes and warrants sold and issued to certain accredited investors. We raised an additional $500,000 in such offering in the third quarter of this year to date.

•	In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Results of Operations

The Company saw an increase in sales in the six months ended June 30, 2019 as compared to the same period in 2018. The increase in product sales is primarily due to the recently announced new customer EGU’s noted above.

Revenues

Sales - We generated revenues of approximately $2,510,000 and $2,452,000 for the three months ended June 30, 2019 and 2018, respectively and $5,297,000 and $4,573,000 for the six months ended June 30, 2019 and 2018, respectively. Total sorbent product sales for the three months ended June 30, 2019 and 2018 were $2,319,000 and $2,415,000, respectively and $5,077,000 and $4,475,000 for the six months ended June 30, 2019 and 2018. The increase from the prior year is primarily due to the increase in customer EGU’s.

Equipment sales and other revenues for the three months ended June 30, 2019 and 2018 were $13,000 and $0, respectively and $18,000 and $9,000 for the six months ended June 30, 2019 and 2018.

Costs and Expenses

Costs and expenses were $5,349,000 and $4,152,000 during the three months ended June 30, 2019 and 2018, respectively and $5,772,000 and $8,185,000 for the six months ended June 30, 2019 and 2018. The decrease in costs and expenses from the prior year is primarily attributable to a gain on debt restructuring recognized in the 1st quarter.

Costs of sales were $1,795,000 and $1,883,000 for the three months ended June 30, 2019 and 2018, respectively and $3,961,000 and $3,591,000 for the six months ended June 30, 2019 and 2018. The year to date increase in cost is primarily attributable to the increase in product sales in 2019.

Selling, general and administrative expenses were $2,790,000 and $1,710,000 for the three months ended June 30, 2019 and 2018, respectively and $3,930,000 and $3,491,000 for the six months ended June 30, 2019 and 2018. The increase in the year to date selling, general and administrative expenses is primarily attributed to an increase in stock based compensation to $1,763,000 compared to $385,000 in the year to date of 2018. This increase was offset by decreases in salaries, sales commissions and benefits in 2019 compared to 2018.

Interest expense related to the financing of capital was $763,000 and $516,000 for the three months ended June 30, 2019 and 2018, respectively and $1,293,000 and $1,058,000 for the six months ended June 30, 2019 and 2018. The breakdown of interest expense for the three and six months ended June 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)

Interest expense on notes payable	$66	$291	$284	$612
Amortization of discount of notes payable	635	187	939	371
Amortization of debt issuance costs	62	38	70	76

	$763	$516	$1,293	$1,059

Net Income (Loss)

For the three months ended June 30, 2019 and 2018 we had a net loss of approximately $2,839,000 and $1,701,000. For the six months ended June 30, 2019 and 2018 we had a net loss of approximately $475,000 and $3,612,000. The change in net loss for the six months ended June 30, 2019 is primarily due to the gain on debt restructuring recognized during the 1st quarter of 2019.

Liquidity and Capital Resources

The Company had $1,321,000 in cash on its balance sheet at June 30, 2019. The Company had working deficit of $72,000 and an accumulated deficit $52.0 million. Additionally, the Company had a net loss in the amount of $475,000 and cash used by operating activities of $507,000 for the six months ended June 30, 2019.

During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. In June 2019, the Company sold $1,300,000 new convertible notes which mature in 2024 to investors. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total assets were $9,440,000 at June 30, 2019 versus $8,039,000 at December 31, 2018. The change in total assets is primarily attributable to the increase in right of use assets.

Total liabilities were $16,654,000 at June 30, 2019 versus $16,660,000 at December 31, 2018.

Operating activities used $507,000 and $889,000 of cash during the six months ended June 30, 2019 and 2018, respectively. The decrease in cash used in operating activities is primarily attributable to a decrease in net loss and is offset by the non-cash gain on debt restructuring offset by an increase in stock based compensation in 2019.

Investing activities used $0 and $132,000 during the six months ended June 30, 2019 and 2018, respectively.

Financing activities provided $1,243,000 during the six months ended June 30, 2019 and used $904,000 during the six months ended June 30, 2019 and 2018, respectively. In 2019, the company raised $1,300,000 in unsecured convertible debt.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018, respectively:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)

Net loss	$(2,839)	$(1,701)	$(475)	$(3,612)

Non-GAAP adjustments:
Depreciation and amortization	249	149	511	398
Interest and letter of credit fees	764	516	1,293	1,058
Income taxes	-	-	-	-
Stock based compensation	1,758	84	1,758	385
(Gain)/Loss on debt exchange	-	44	(3,412)	44

Adjusted EBITDA	$(68)	$(908)	$(325)	$(1,727)

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed the Company’s ‘114 Patent and ‘147 Patent and seeks a permanent injunction from further acts of infringement and monetary damages.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None

ITEM – 6 EXHIBITS

Exhibit Number	Description
10.1*	Form of 2019-Unsecured Convertible Promissory Notes
31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 14, 2019	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Richard H. Gross
Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

