Form 10-Q
period 2019-09-30
Midwest Energy Emissions Corp.
filed 2019-11-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 76,747,750 outstanding as of November 14, 2019.

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

3

ITEM 1 – FINANCIAL INFORMATION

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of the and for the nine months ended September 30, 2019

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$998,896	$584,877
Accounts receivable	1,431,066	1,642,126
Inventory	629,427	509,416
Prepaid expenses and other assets	256,413	136,628
Customer acquisition costs, net	-	34,467
Total current assets	3,315,802	2,907,514

Property and equipment, net	2,149,737	2,397,691
Right of use asset	1,201,285	-
Intellectual property, net	2,582,762	2,733,662
Total assets	$9,249,586	$8,038,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,826,908	$1,858,326
Current portion of equipment notes payable	53,304	63,424
Current portion of operating lease liability	383,307	-
Accrued interest	94,957	96,902
Customer credits	167,000	167,000
Deferred compensation	409,623	555,877
Total current liabilities	2,935,099	2,741,529

Equipment notes payable, less current portion	54,675	104,226
Operating lease liability	901,450	-
Convertible notes payable, net of discount and issuance costs	3,261,901	1,760,570
Secured note payable	271,686	271,686
Unsecured note payable, net of discount and issuance costs	9,752,882	11,781,952
Total liabilities	17,177,693	16,659,963

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit
Preferred stock, $.001 par value: 2,000,000 shares authorized	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 76,747,750 shares issued and outstanding as of September 30, 2019 76,246,113 shares issued and outstanding as of December 31, 2018	76,747	76,246
Additional paid-in capital	44,882,209	42,785,990
Accumulated deficit	(52,887,063)	(51,483,332)

Total stockholders' deficit	(7,928,107)	(8,621,096)

Total liabilities and stockholders' deficit	$9,249,586	$8,038,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended Sepbember 30, 2018

Revenues	$3,596,107	$4,209,091	$8,893,177	$8,781,754

Costs and expenses:
Cost of sales	2,477,673	3,009,656	6,438,998	6,600,582
Selling, general and administrative expenses	1,186,280	1,364,312	5,116,487	4,855,442
Interest expense & letter of credit fees	782,695	471,086	2,075,761	1,529,670
(Gain)/Loss on debt restructuring	-	-	(3,412,204)	44,036

Total costs and expenses	4,446,648	4,845,054	10,219,042	13,029,730

Net loss	$(850,541)	$(635,963)	$(1,325,865)	$(4,247,976)
Net loss per common share - basic and diluted:	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted average common shares outstanding	76,730,400	76,246,113	76,463,246	76,246,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended September 30, 2019
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Net income	-	-	-	2,363,797	2,363,797

Balance - March 31, 2019	76,246,113	$76,246	$42,785,990	$(49,197,401)	$(6,335,165)

Stock issued per resignation agreements	464,517	464	118,076	-	118,540

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration dates	-	-	745,989	-	745,989

Issuance of warrants, recorded as discount on convertible notes payable		-	197,664	-	197,664

Net loss	-	-	-	(2,839,121)	(2,839,121)

Balance - June 30, 2019	76,710,630	$76,710	$44,745,926	$(52,036,522)	$(7,213,886)

Stock issued upon cashless warrant exercise	37,120	37	(37)	-	-

Issuance of warrants, recorded as discount on convertible notes payable		-	136,320	-	136,320

Net loss	-	-	-	(850,541)	(850,541)

Balance - September 30, 2019	76,747,750	$76,747	$44,882,209	$(52,887,063)	$(7,928,107)

	Nine Months Ended September 30, 2018
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - Janaury 1, 2018	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Issuance of stock options	-	-	231,165	-	231,165

Vesting of stock issued to non-employees in prior year	-	-	69,375	-	69,375

Net loss	-	-	-	(1,911,071)	(1,911,071)

Balance - March 31, 2018	76,246,113	$76,246	$42,466,160	$(48,577,723)	$(6,035,317)

Issuance of stock options	-	-	14,705	-	14,705

Issuance of warrants, recorded as discount on convertible notes payable	-	-	89,500	-	89,500

Vesting of stock issued to non-employees in prior year	-	-	69,375	-	69,375

Net loss	-	-	-	(1,700,942)	(1,700,942)

Balance - June 30, 2018	76,246,113	$76,246	$42,639,740	$(50,278,665)	$(7,562,679)

Issuance of stock options	-	-	53,346	-	53,346

Issuance of warrants, recorded as discount on convertible notes payable	-	-	28,900	-	28,900

Net loss	-	-	-	(635,964)	(635,964)

Balance - September 30, 2018	76,246,113	$76,246	$42,721,987	$(50,914,629)	$(8,116,396)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Cash flows from operating activities
Net loss	$(1,325,865)	$(4,247,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,762,736	437,966
Amortization of discount of notes payable	1,585,686	523,871
Amortization of debt issuance costs	99,515	94,294
Amortizaton of right to use assets	283,551	-
Amortization of customer acquisition costs	34,467	103,400
Amortization of patent rights	150,900	150,900
Depreciation expense	247,954	346,562
Loss os debt exchange	-	44,036
Gain on debt restructuring	(3,412,204)	-
Change in assets and liabilities
Decrease in accounts receivable	211,060	1,154,486
(Increase) decrease in inventory	(120,011)	191,251
(Increase) in prepaid expenses and other assets	(119,785)	(207,707)
(Decrease) Increase in accounts payable and accrued liabilities	(424,686)	807,868
(Decrease) in operating lease liability	(277,944)	-
(Decrease) in deferred revenue and customer credits	-	(517,060)
Net cash used in operating activities	(1,304,626)	(1,118,109)

Cash flows used in investing activities
Purchase of property and equipment	-	(130,665)
Net cash used in investing activities	-	(130,665)

Cash flows from financing activities
Payment of debt issuance costs	(46,683)	-
Payments of notes payable	(59,672)	(920,107)
Proceeds from the issuance of convertible promissory notes and related warrants	1,825,000	200,000
Net cash provided by (used in) financing activities	1,718,645	(720,107)

Net increase (decrease) in cash and cash equivalents	414,019	(1,968,881)

Cash and cash equivalents - beginning of period	584,877	2,418,427

Cash and cash equivalents - end of period	$998,896	$449,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$237,575	$1,044,193

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$77,866	$-
Discount on convertible promissory notes payable	$333,984	$-
Net adjustment for extension of lease	$145,267	$-

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2019, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the nine months ended September 30, 2019 and 2018, respectively.

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

For the three and nine months ended September 30, 2019, the Company’s lease cost consist of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operatig lease cost	$109,710	$329,130
Short-term lease cost (1)	6,465	19,365
Total lease cost	$116,175	$348,495

(1)	Short-term lease costs includes any lease with a term of less than 12 months

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

•	Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

•	Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at September 30, 2019 and December 31, 2018 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2019 and December 31, 2018 due to their short-term maturities.

The fair value of the promissory notes payable at September 30, 2019 and December 31, 2018 approximated the carrying amount as the notes were issued during the years ended December 31, 2018 and 2017 at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2019. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	998,896	998,896
Total Assets	$998,896	$998,896	$-	$-

Liabilities
Promissory notes	13,286,469	-	13,286,469
Total Libilities	$13,286,469	$-	$13,286,469	$-

		Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash	584,877	584,877
Total Assets	$584,877	$584,877	$-	$-

Liabilities
Promissory notes	13,814,208	-	13,814,208
Total Libilities	$13,814,208	$-	$13,814,208	$-

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both September 30, 2019 and December 31, 2018, there were no material gains or losses recognized.

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2019 and 2018 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

Customer Acquisition Costs

Customer acquisition costs are amortized on a straight-line bases over the life of the initial customer contract. The capitalized balance of customer acquisition costs was $0 and $34,467 on September 30, 2019 and December 31, 2018, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $0 and $34,467, respectively and for the three and nine months ended September 30, 2018 was $34,467 and $68,934, respectively. Amortization expense was included in cost of sales.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. For the three and nine months ended September 30, 2019 and 2018 basic and diluted earnings per share approximated each other. There were no dilutive potential common shares as of September 30, 2019 and 2018, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	September 30	September 30
	2019	2018

Stock Options	12,463,326	9,012,289
Warrants	3,915,378	5,823,322
Convertible debt	7,350,000	3,500,000
Total common stock equivalents excluded from diluted net loss per share	23,728,704	18,335,611

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the nine months ended September 30, 2019 and 2018, 100% of the Company’s revenue related to eight customers. At September 30, 2019 , 100% of the Company’s accounts receivable related to seven customers.

For each of the nine months ended September 30, 2019 and 2018, 77% and 72% of the Company’s purchases related to two suppliers, respectively. At September 30, 2019, 78% of the Company’s accounts payable and accrued expenses related to two vendors. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

As reflected in the condensed consolidated financial statements, the Company had approximately $999,000 in cash on its balance sheet at September 30, 2019. The Company had working capital of $381,000 and an accumulated deficit $52.9 million. Additionally, the Company had a net loss in the amount of $1.3 million and cash used by operating activities of $1.3 million for the nine months ended September 30, 2019, respectively.

The accompanying condensed consolidated financial statements as of September 30, 2019 have been prepared assuming the Company will continue as a going concern. During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June 2019 through October 2019, the Company sold $2,600,000 of new convertible notes which mature in 2024. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

The Company held product supply inventory valued at $317,285 and $306,651, raw materials inventory valued at $190,971 and $87,730 and equipment and parts inventory valued at $121,171 and $113,035 as of September 30, 2019 and December 31, 2018, respectively.

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2019 and December 31, 2018 are as follows:

	September 30	December 31
	2019	2018

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	983,948	983,948
Computer equipment and software	117,212	117,212
Office equipment	27,155	27,155
Total equipment	3,093,974	3,093,974

Less: accumulated depreciation	(2,751,944)	(2,503,990)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$2,149,737	$2,397,691

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended September 30, 2019 and 2018 depreciation expense was $84,918, and $119,799. During the nine months ended September 30, 2019 and 2018 depreciation expense was $247,954, and $347,766.

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

License and patent costs capitalized as of September 30, 2019 and December 31, 2018 are as follows:

	September 30	December 31
	2019	2018

Patents	$3,068,995	$3,068,995
Less: Accumulated Amortization	(486,233)	(335,333)
License, Net	$2,582,762	$2,733,662

Amortization expense for each of the three months ended September 30, 2019 and 2018 was $50,300. Amortization expense for each of the nine months ended September 30, 2019 and 2018 was $150,900. Estimated annual amortization for each of the next five years is approximately $201,200.

Note 7 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of September 30, 2019 and December 31, 2018:

	September 30	December 31
	2019	2018

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$1,825,000	$-

Total convertible notes payable before discount	3,675,000	1,850,000

Less discounts and debt issuance costs	(413,099)	(89,430)

Convertible notes payable	3,261,901	1,760,570

As of September 30, 2019, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2019	$-
2020	-
2021	-
2022	990,000
2023	860,000
thereafter	1,825,000
$3,675,000

As of September 30, 2019, the remaining future amortization of discounts debt issuance costs are as follows:

Twelve months ended September 30,	Discounts
2019	$22,413
2020	90,387
2021	90,387
2022	90,387
2023	82,318
thereafter	37,207
$413,099

Note 8 - Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (“The New AC Midwest Secured Note”) in the principle amount of $9,646,686, which was to mature on December 15, 2018.The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the three and nine months ended September 30, 2019 was $10,415 and $30,904, respectively. Interest expense for the three and nine months ended September 30, 2018 was $10,415 and $56,127, respectively. On February 25, 2019, per Amendment No. 3 (“Amendment No. 3”) to the Amended and Restate Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. As of September 30, 2019 and December 31, 2018, total principal of $271,686 and $271,686 was outstanding on this note.

Note 9 – Unsecured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (“The AC Midwest Unsecured Note”) in the principle amount of $13,000,000, which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “New AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing. The Company recorded a gain of $3,412,204 on this exchange which is primarily related to the difference in fair value of the notes on the date of the exchange.

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

The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $11,123,087 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the three and nine months ended September 30, 2019 was $628,286 and $1,466,000, respectively. As of September 30, 2019, the unamortized balance of the discount was $9,647,087.

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

On September 1, 2019, the Company entered into a one year lease for office space in Grand Forks, North Dakota. Monthly rent is $590 a month through August 2020.

Future remaining minimum lease payments under these non-cancelable leases are approximately as follows:

For the the twelve months ended December 31
2019	$116,205
2020	446,710
2021	438,840
2022	333,960
2023	45,000
thereafter	11,250
Total	1,391,800
Less discount	(92,843)
Less short term leases	(14,365)
Total lease liabilities	1,284,757

Less current portion	(383,307)
Operating lease obligation, net of current portion	$901,450

The weighted average remaining lease term for operating leases is 2.0 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the nine months ended September 30, 2019, payments on lease obligations were $345,345 and amortization on the right of use assets was $350,952.

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

A summary of stock option activity for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2018	9,161,510	1.15	2.00	-
Grants	4,600,000	0.27	4.75	-
Expirations	(1,298,184)	-	-	-
September 30, 2019	12,463,326	0.55	4.26	-

Options exercisable at:
September 30, 2019	12,463,326	0.55	4.26	-

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

The following table summarizes information about common stock warrants outstanding at September 30, 2019:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	2,685,000		4.45	0.70	2,685,000	0.70
0.45	150,000		1.17	0.45	150,000	0.45
0.35	1,080,378	*	1.39	0.35	1,080,378	0.35
$0.50 - $3.30	3,915,378		1.35		3,915,378

Note * 205,000 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

On August 12, 2019, the Company issued 37,210 shares of common stock upon the cashless exercise of warrants to purchase 167,039 shares of common stock for $0.35 per share based on a market value of $0.45 per share as determined under the terms of the warrant.

From June through September 2019, the Company issued unsecured convertible notes and five-year warrants to unaffiliated accredited investors totaling $1,875,000. The notes are convertible into shares of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received warrants to purchase a total of 1,875,000 shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $333,984 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

Note 14 – Subsequent Events

On October 23, 2019, the Company issued an unsecured convertible note and five-year warrants to an unaffiliated accredited investor totaling $775,000. The note is convertible into shares of common stock, with the initial conversion ratio equal to $0.50 per share. The investor received warrants to purchase a total of 775,000 shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On October 23, 2019, and pursuant to an advisory agreement executed on that date for a term of one year with an unaffiliated third party, the Company granted such unaffiliated third party a vested three-year warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share, exercisable on a cash basis only. Such warrants were issued as and for the entire compensation to paid to the advisor for all services to be rendered during the term.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published its proposed revised supplemental cost-benefits finding for MATS which concludes that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA is proposing to leave the MATS rule in place. EPA requested public comment, however, on whether MATS may or must be rescinded if EPA reverses its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. The public comment period ended April 17, 2019. A draft final rule, which we understand to be similar to the proposal, was sent to the Office of Management and Budget for inter-agency review pursuant to Executive Order 12,866 on October 4, 2019. Because draft final rules can change as a result of the inter-agency review process, as of the date of the filing of this report, we are unable to predict whether the proposed supplemental cost-benefits finding will be finalized in substantially the form as proposed, or finalized at all. Any such final action will almost certainly be challenged in the courts, which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

Executive Overview

We remain focused on positioning the Company for short and long-term growth. During 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth:

•	Our acquisition of all the patent rights, including all patents and patents pending, domestic and foreign, which forms the basis of our mercury control technology, which acquisition was completed in April 2017 provides a strong foundation for us to seek new customers for product using a two-part mercury control process or to offer licenses on a case by case basis.

•	In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, in October 2018, we secured a supply contract extension with our largest customer and also expanded into this customer’s fleet by securing two additional coal-fired boilers to which we supply our technology and products. In March 2019, we secured two additional coal-fired boilers within this customer’s fleet. In addition, in March 2019, we secured a contract renewal with another long-term customer and entered into an agreement with a new utility customer to supply our technology and products. In May 2019, we announced that we had signed a multi-year contract renewal with a long-term customer located in the U.S. Southwest, and in July 2019 we announced a two-year contract extension with another long-term customer.

•	In Europe, we are working to penetrate this market through our licensing agreement entered into in March 2018 with one of our primary suppliers. We believe such arrangement will make our technology more marketable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in the region.

•	On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflects the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio.

•	From June through October 2019, we raised $2,600,000 in a private placement offering of 12.0% unsecured convertible promissory notes and warrants sold and issued to certain accredited investors.

•	In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants.

•	In October 2019, we entered into a license and development agreement with an unaffiliated entity pursuant to which the parties will work together to develop a plan to commercialize and market certain technology owned by such unaffiliated entity related to the removal of mercury from air and water emissions generated by coal burning power plants.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Results of Operations

Revenues

Sales - We generated revenues of approximately $3,596,000 and $4,209,000 for the three months ended September 30, 2019 and 2018, respectively and $8,893,000 and $8,782,000 for the nine months ended September 30, 2019 and 2018, respectively. Total sorbent product sales for the three months ended September 30, 2019 and 2018 were $3,486,000 and $4,114,000, respectively and $8,563,000 and $8,615,000 for the nine months ended September 30, 2019 and 2018. The increase from the prior year is primarily due to the increase in customer EGU’s.

Equipment sales and other revenues for the three months ended September 30, 2019 and 2018 were $110,000 and $95,000 respectively and $330,000 and $166,000 for the nine months ended September 30, 2019 and 2018.

Costs and Expenses

Costs and expenses were $4,447,000 and $4,845,000 during the three months ended September 30, 2019 and 2018, respectively and $10,219,000 and $13,030,000 for the nine months ended September 30, 2019 and 2018. The decrease in costs and expenses from the prior year to date is primarily attributable to a gain on debt restructuring recognized in the 1st quarter. The decrease in costs and expenses for the three months ended September 30, 2019 as compared to September 30, 2018 is primarily due to a decrease in cost of sales.

Costs of sales were $2,478,000 and $3,010,000 for the three months ended September 30, 2019 and 2018, respectively and $6,439,000 and $6,601,000 for the nine months ended September 30, 2019 and 2018. The three months ended and the year to date decrease in cost is primarily attributable to a decrease in salaries and wages and cost of goods sold.

Selling, general and administrative expenses were $1,186,000 and $1,364,000 for the three months ended September 30, 2019 and 2018, respectively and $5,116,000 and $4,855,000 for the nine months ended September 30, 2019 and 2018. The increase in the year to date selling, general and administrative expenses is primarily attributed to an increase in stock based compensation to $1,763,000 compared to $438,000 in the year to date of 2018. This increase was offset by decreases in salaries, sales commissions and benefits in 2019 compared to 2018. The decrease in selling, general and administrative expenses for three months ended September 30, 2019 as compared to September 30, 2018 is primarily due to decreases in salaries, sales commissions and benefits.

Interest expense related to the financing of capital was $783,000 and $471,000 for the three months ended September 30, 2019 and 2018, respectively and $2,076,000 and $1,501,000 for the nine months ended September 30, 2019 and 2018. The breakdown of interest expense for the three and nine months ended September 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)

Interest expense on notes payable	$107	$300	$390	$870
Amortization of discount of notes payable	647	153	1,586	537
Amortization of debt issuance costs	29	18	100	94

	$783	$471	$2,076	$1,501

Net Income (Loss)

For the three months ended September 30, 2019 and 2018 we had a net loss of approximately $851,000 and $636,000. For the nine months ended September 30, 2019 and 2018 we had a net loss of approximately $1,326,000 and $4,248,000. The change in net loss for the nine months ended September 30, 2019 is primarily due to the gain on debt restructuring recognized during the 1st quarter of 2019. The increase in net loss for the three months ended September 30, 2019 as compared to September 30, 2018 is primarily due to the decrease in sales and also an increase in interest expense.

Liquidity and Capital Resources

The Company had $999,000 in cash on its balance sheet at September 30, 2019. The Company had working capital of $381,000 and an accumulated deficit $52.9 million. Additionally, the Company had a net loss in the amount of $1,326,000 and cash used by operating activities of $1,305,000 for the nine months ended September 30, 2019.

During 2018, the Company restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, the Company completed the restructuring of its unsecured and secured debt obligations held its largest promissory noteholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June through September 2019, the Company sold $1,825,000 new convertible notes which mature in 2024 to investors. An additional $775,000 of such new convertible notes were sold in October 2019. Based on the extended maturities the Company negotiated with its note holders, historical sales and gross margin trends with its current customers under contract and the incremental sales and gross margin from the newly announced customer contracts, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total assets were $9,250,000 at September 30, 2019 versus $8,039,000 at December 31, 2018. The change in total assets is primarily attributable to the increase in right of use assets.

Total liabilities were $17,178,000 at September 30, 2019 versus $16,660,000 at December 31, 2018. The increase in liabilities is primarily due to an increase in convertible notes payable and operating lease liabilities offset by a decrease in unsecured notes payable, net of discount and issuance costs.

Operating activities used $1,305,000 and $1,118,000 of cash during the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in operating activities is primarily attributable to a decrease in net loss and is offset by the non-cash gain on debt restructuring offset by an increase in stock based compensation in 2019.

Investing activities used $0 and $131,000 during the nine months ended September 30, 2019 and 2018, respectively. The Company has not made any property and equipment purchases during 2019.

Financing activities provided $1,719,000 during the nine months ended September 30, 2019 and used $720,000 during the nine months ended September 30, 2019 and 2018, respectively. In 2019, the Company raised $1,825,000 in unsecured convertible debt.

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

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. The following table shows our reconciliation of Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)

Net loss	$(851)	$(636)	$(1,326)	$(4,248)

Non-GAAP adjustments:
Depreciation and amortization	230	205	717	602
Interest and letter of credit fees	783	471	2,076	1,530
Income taxes	-	4	-	12
Stock based compensation	-	53	1,763	438
(Gain)/Loss on debt exchange	-	-	(3,412)	44

Adjusted EBITDA	$162	$97	$(182)	$(1,622)

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Reference is hereby made to the Quarterly Report on Form 10-Q for the period ended June 30, 2019 for information on patent litigation initiated by us on July 17, 2019 against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company. In the lawsuit, the Company alleges that each of the defendants has willfully infringed the Company’s ‘114 Patent and ‘147 Patent and seeks a permanent injunction from further acts of infringement and monetary damages.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2019, we issued 37,210 shares of common stock upon the cashless exercise of warrants to purchase 167,039 shares of common stock for $0.35 per share based on a market value of $0.45 per share as determined under the terms of the warrant.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Unaudited Balance Sheets, (ii) the Condensed Consolidated Unaudited Statements of Operations, (iii) the Condensed Consolidated Unaudited Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Unaudited Statements of Cash Flows, and (v) Notes to Condensed Consolidated Unaudited Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 14, 2019	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Richard H. Gross
Chief Financial Officer
(Principal Financial Officer)

