Form 10-K
period 2019-12-31
Midwest Energy Emissions Corp.
filed 2020-05-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

Commission file number: 000-33067

MIDWEST ENERGY EMISSIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0398271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1810 Jester Drive, Corsicana, Texas 75109

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

Large accelerated filer	☐	Non-accelerated	☒
Accelerated filer	☐	Smaller reporting issuer	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,086,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on May 14, 2020 was 77,747,750.

DOCUMENTS INCORPORATED BY REFERENCE  None

MIDWEST ENERGY EMISSIONS CORP.

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

Item 1. Business.

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “ME2C”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly owned subsidiaries.

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

Our principal place of business is located at 1810 Jester Drive, Corsicana, Texas 75109, which location we have maintained for manufacturing and distribution of our products since 2015. As of December 2019, we relocated our corporate headquarters to such address which corporate headquarters prior thereto were maintained at 670 D Enterprise Drive, Lewis Center, Ohio 43035. Our telephone number is (614) 505-6115. Our corporate website address is http://www.midwestemissions.com. Our common stock is quoted on the OTCQB under the symbol “MEEC”.

We originally incorporated under the name Digicorp on July 19, 1983 in the State of Utah. We subsequently domesticated as a Delaware corporation in February 2007; changed our name to China Youth Media, Inc. in October 2008; and changed our name to Midwest Energy Emissions Corp. in October 2011.

Our wholly owned subsidiary, MES, Inc., was originally incorporated under the name RLP Energy, Inc. in December 2008 in the State of North Dakota; changed its name to Grunergy Technologies USA Inc. in December 2010; and changed its name to Midwest Energy Emissions Corp. (“Midwest”) in January 2011. Midwest was engaged in the business of developing and commercializing state-of-the-art control technologies relating to the capture and control of mercury emissions from coal-fired boilers in the United States and Canada.

On June 21, 2011, we completed a merger transaction (the “Merger”) whereby Midwest became our wholly owned subsidiary and changed its name to MES, Inc. For accounting purposes, the Merger was treated as a reverse merger and a recapitalization of the Company.

As a result of the Merger, our business is now focused on the delivery of mercury capture technologies to power plants in North America, Europe and Asia. Our prior business, which focused on youth marketing and media in China, terminated.

Prior to relocating our corporate headquarters to Corsicana, Texas, we maintained our corporate headquarters in Lewis Center, Ohio from March 2015 to December 2019, and in Worthington, Ohio from November 2011 to March 2015.

We currently have 11 full-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Regulations and Markets

The markets for mercury removal from plant emissions are largely driven by regulations. Changes in regulations have profound effects on these markets and the companies that compete in these markets. This is especially true for smaller companies such as ME2C.

On December 21, 2011 the EPA issued its Mercury and Air Toxics Standards (“MATS”) for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by State EPA’s where the plant is domiciled) from April 16, 2012, to comply with the new emission limits. The MATS rule applies to Electric Generating Units (“EGUs”) that are larger than 25 megawatts (“MW”) that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGU’s affected by this new rule. Since this time, many of such EGU’s have been shut down as a result of this regulation and due to competitive disadvantage to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2019, there are approximately 350 coal-fired EGU’s remaining in the power market which make up the large mercury-emissions control market into which we sell.

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

We believe that the large majority of the coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system is the primary removal method or such a system is employed as a supplemental system to SCR/Scrubber combinations to achieve the emission limits.

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

SEA® Technology

Our SEA® technology provides total mercury control, providing solutions that are based on a thorough scientific understanding of actual and probable interactions involved in mercury capture in coal-fired flue gas. A complete understanding of the complexity of mercury–sorbent–flue gas interactions and chemisorption mechanisms allows for optimal control strategy and product formulation, resulting in effective mercury capture. Combined with a thorough proprietary audit of the plant and its configuration and instrumentation, we believe our complete science and engineering approach for mercury–sorbent–flue gas interactions is well-understood, highly predictive, and critical to delivering total mercury control.

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

Scrubber Reemissions Additive Technology

We have also added a scrubber reemission additive to our product offering for use in wet flue gas desulfurization systems which reduces mercury reemissions from wet flue gas desulfurization systems by preventing scrubber reemission events. Our scrubber reemissions additive technology provides another mercury control solution in addition to our SEA technology for plants that are equipped with wet scrubbers. Depending on the level of mercury oxidation (discussed above), we can use one of our mercury oxidation additives to increase the amount of mercury oxidation in the flue gas and thereby increase the amount of mercury that is removed in the wet scrubber, often resulting in the plant achieving MATS compliance. Should the power plant encounter mercury reemission or desire a lower mercury emissions, we can provide a scrubber reemissions additive that is introduced into the scrubber to prevent mercury remissions resulting in lower mercury emissions from the plant.

Customized Emissions Services

In order to evaluate each customer’s needs, we finely tune the combustion chemistry using our technologies and specially formulated ME2C products. In order to achieve optimal results, we bring mercury emission analytics to the field for our demonstrations as opposed to collecting samples for laboratory analysis, while our team analyzes the entire plant’s performance once compliance testing has begun. As a result, we are able to offer customers:

Assessment of existing systems and suggested improvements;

Assessment and guidance of mercury capture and emissions;

Optimal design of the injection strategy and appropriate equipment layout and installation;

Sorbent optimization using flow modeling for a customized, low-cost plan for each unit;

Emission testing for mercury and other trace metals with our mobile laboratory; and

Ongoing research toward improved technology for mercury capture and rapid-response scientific support for emission or combustion issues as operations and regulations change.

Intellectual Property

We have a patent portfolio consisting of 50 patents throughout the U.S., Canada, Europe and China and 18 patents pending. We believe that our patent position is strong in the U.S., Canada, and Europe.

North American Markets for Our Technologies

North America is currently the largest market for our technologies.

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

At the present time, there are 15 EGUs in the U.S. which currently use our technologies. In Canada, we have 3 EGUs which currently use our technologies, with 2 more expected in the near term. We expect to continue to conduct numerous demonstrations on prospective customer units throughout 2020 and thereafter.

Other Markets for Our Technology

In March 2018, we entered into an agreement for a term of ten years with one of the Company’s primary suppliers to commercialize our technology throughout Europe. Under the terms of the agreement, we have granted such supplier an exclusive, non-transferable license to make, use, sell and market the Company’s technology during the term throughout Europe (which includes Germany and Poland which currently have the largest coal fleets in Europe). We believe such arrangement will make our technology more saleable throughout Europe and which will benefit the Company from such supplier’s knowledge and operations in this region. We have agreed to provide certain technical support throughout the term and shall continue to have the right to market and seek customers for our technology throughout Europe provided any opportunities are turned over to the supplier. Although we do not expect to generate significant revenues from such agreement for several years, we believe it positions us to make inroads in the European market sooner than we could achieve otherwise as Europe appears to be moving ahead with mercury emissions controls. The European market is significant although not as large as the market in the U.S. We believe more coal-fired EGUs operate throughout Europe than in the U.S. but are generally smaller EGUs.

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

With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. It is estimated that China represents 47% of the world’s coal power usage compared to the United States which represents 14%*. We are hopeful that as a result of the Minamata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions.

*Source: Carbon Brief, “Mapped: The World’s Coal Power Plants”, Simon Evans and Rosamund Pearce. May 6, 2018.

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

In October 2019, we entered into a license and development agreement with an unaffiliated entity located in Alabama pursuant to which the parties will work together to develop a plan to commercialize and market certain technology owned by such unaffiliated entity related to the removal of mercury from air and water emissions generated by coal burning power plants. Although no assurance can be given, we are optimistic that this arrangement will lead to a new revenue stream for us in the future.

Raw Materials

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products for effective mercury removal. Material components of our proprietary SEA® technology are readily available from numerous sources in the market. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with expeditiously to supply the raw materials that we need, ensuring a continued supply of our products to our customers.

Competition

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Albemarle Corporation, Cabot Corporation, Calgon Carbon Corporation, Carbonxt, Inc., Environmental Energy Services Inc. and Nalco Company. These companies employ large sales staff and are well positioned in the market. However, in head-to–head tests with competitor products our SEA® technology has consistently performed better in mercury removal, at lower projected costs. We believe that our SEA® technology is superior to offerings of our competitors and, with our highly experienced staff, we have shown that we can compete effectively in these markets.

Seasonality

The power market has changed over recent years with the introduction of more renewable energy, the low price of natural gas and the declining industrial demand for continuous power resulting in a greater proportional residential load demand. With this shift in demand and load, we have experienced some seasonal declines in the winter months due to our current customer concentration in the Southwestern United States, where many of our customers decrease capacity in such winter months.

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

Item 1A. Risk Factors.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published a proposed revised supplemental cost-benefits finding for MATS in which EPA proposed to conclude that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA proposed to leave the MATS rule in place. At the same time, EPA also requested public comment on whether MATS may or must be rescinded if EPA reversed its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. Following the close of the public comment period, on April 16, 2020, the EPA issued a final rule which finalized the proposed supplemental cost-benefits finding in substantially the form proposed in 2019. The final rule withdraws EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but leaves the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by EPA. EPA’s final action will almost certainly be challenged in the courts, both by those who favor retention of MATS (such as the electric utility industry) and by those who oppose it (such as certain coal interests and deregulatory groups). This litigation could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Albemarle Corporation, Cabot Corporation, Calgon Carbon Corporation, Carbonxt, Inc., Environmental Energy Services Inc. and Nalco Company. These companies employ large sales staff and are well positioned in the market. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of sales and technical staff. If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

We own a number of significant patents, and patents pending covering the U.S., Canada, Europe and China for our technology. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors, or that such other protection provided by trade secret laws and confidentiality and licensing agreement will prove adequate. We cannot assure you that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or violation of ME2C’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We may not be successful in our current or any future patent litigation.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Such litigation is in its early stages. Investors should note that patent litigation, like most types of commercial litigation, can be expensive, time-consuming and unpredictable. There is no assurance that this litigation, or any future patent litigation which the Company may commence, will be successful. In addition, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Low gas prices could negatively impact our results of operations; mild weather could also have corresponding effects on the demand for coal.

Our mercury-emissions control technologies are used by coal-fired power plants primarily in the United States. At such times that gas prices remain low for an extended period of time or drop substantially, power suppliers will likely rely more upon gas-fired units rather than coal plants in meeting their power needs. Gas prices can be very volatile and are influenced by numerous factors beyond our control. For example, market prices for natural gas have recently been low which has caused, and will likely continue to cause, a weaker demand for our products until such time that such prices increase. In addition, mild winter months in the U.S. will also result in less of a power demand which will also be expected to negatively impact our operations.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to claims resulting from products liability, employment-related actions, class action lawsuits, accidents, acts of God and other actions against us. Additionally, our insurance coverage may be insufficient to cover all existing and future claims against us. We may be compelled to expend significant time and resources defending any such claims, and a loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Litigation resulting from disputes with customers may result in substantial costs, liabilities and loss of revenues.

From time to time, we may be faced with disputes with our customers over the provisions of supply contracts relating to, among other things, pricing, quality, quantity and the existence of specified conditions beyond our or our customers’ control that impact performance obligations under the particular contract. In the event such disputes occur, we may not be able to resolve those disputes in a satisfactory manner which could have a material adverse effect on our business, financial condition and results of operations.

Revenues are generated under contracts that must be renegotiated periodically.

Substantially all of our revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended or replaced. Whether these contracts are renegotiated, extended or replaced is often subject to factors that may be beyond our control, including an extremely competitive marketplace for the services we offer. We cannot assure you that the costs and pricing of our services can remain competitive in the marketplace or that we will be successful in renegotiating our contracts.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us.

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission (the “SEC”). In this regard, on April 14, 2020, we filed a current report on Form 8-K with the SEC in part to avail ourselves of a 45-day grace period to file this Annual Report on Form 10-K provided by an SEC order issued on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), which order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19. In such Form 8-K, we acknowledged experiencing disruptions including, but not limited to, the limited availability of key Company personnel and professional advisors who are needed to prepare this Annual Report due in part to suggested and mandated social quarantining and work from home orders. This has, in turn, delayed our ability to complete our audit and prepare this Annual Report. Investors should be aware that such disruptions may impact our ability to file future SEC reports by their original due dates.

The extent to which the coronavirus impacts our operations in other areas or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2019. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2020 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Our board of directors recently concluded that we needed to restate previously issued financial statements as a result of a change in accounting for a certain debt restructuring.

On April 13, 2020, our board of directors of the Company (which currently acts as our audit committee) concluded, after consultation with management and the Company’s recently retained financial consulting firm, that our previously issued unaudited financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, should no longer be relied upon as a result of the change in accounting for a certain debt restructuring. We concluded that a gain on debt restructuring recognized during the first quarter of 2019 should have been accounted for as a capital transaction. Specifically, on February 25, 2019, we entered into an Unsecured Note Financing Agreement with AC Midwest Energy LLC (“AC Midwest”), pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,931. We recorded a gain of $3,412,402 on this exchange which we recently concluded should have been recorded as an equity transaction capital contribution. The adjustments resulting therefrom, which are non-cash in nature, increase additional paid-in capital and increase our previously reported net loss, but has no impact on previously reported cash, working capital, total assets, total liabilities and revenues. Nevertheless, such restatement could cause investors in our securities to lose confidence in our financial statements and management which could result in a decrease in our stock price and negative sentiment in the investment community.

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

The accompanying consolidated financial statements as of December 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, we had an accumulated deficit of $57.7 million, $1.5 million in cash and negative working capital of $302,000 at December 31, 2019. Additionally, we had a net loss in the amount of $6.1 million and cash used by operating activities of $1.6 million for the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the filing of this Annual Report on Form 10-K. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000 and in April 2020, we received loan proceeds in the amount of $299,300 pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. Nevertheless, we may need to raise additional equity or debt financing. While we believe in our ability to raise additional funds, no assurances can be given that we can maintain sufficient working capital through these efforts, or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Risks Related to our Common Stock

Current stockholders may suffer dilution.

In recent prior years, we have raised funds through the sale of convertible notes and restricted stock to qualified investors, and have under certain circumstances issued warrants to investors and options to employees and others. As of December 31, 2019, we have 76,747,750 shares of common stock outstanding of a total of 150,000,000 shares authorized by the Company. Approximately 104,313,000 shares of common stock are outstanding on a fully diluted basis as of December 31, 2019, taking into account shares issuable upon conversion of outstanding notes, and exercise of outstanding warrants and options. Any such conversion and/or exercise of such securities will have a dilutive effect on existing stockholders. In addition, if we were to raise additional funds through further issuances of equity or convertible debt securities in the future, our stockholders would suffer additional dilution.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. Based on such evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2020 and beyond.

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

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties.

We lease a warehouse in Corsicana, Texas consisting of 20,000 square feet which we use for manufacturing and distribution of our products. As of December 2020, we relocated our corporate headquarters to such location which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Such lease in Corsicana, Texas expires March 31, 2024. We also lease approximately 500 square feet of office space in Grand Forks, North Dakota which is primarily used for research and development activities. Such lease currently expires August 31, 2020, which shall automatically extend an additional year and on a year to year basis thereafter unless either landlord or tenant otherwise terminates.

Item 3. Legal Proceedings.

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed the Company’s ‘114 Patent and ‘147 Patent and seeks a permanent injunction from further acts of infringement and monetary damages. Such litigation is currently pending and in its early stages.

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate certain claims to the ‘114 Patent. The Company believes that such claims of invalidity are without merit.

Other than the foregoing, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Our shares of common stock are quoted on the OTCQB operated by OTC Markets Group Inc. under the symbol “MEEC”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2019 and have no program in place at the present time to buy any equity securities in the future.

Holders

As of December 31, 2019, there were 420 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated to be 1,125.

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

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2019, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	5,325,000	$0.76	0
Equity compensation plans approved by security holders	7,228,326	$0.39	771,674
Total	12,553,326	$0.55	771,674

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published a proposed revised supplemental cost-benefits finding for MATS in which EPA proposed to conclude that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA proposed to leave the MATS rule in place. At the same time, EPA also requested public comment on whether MATS may or must be rescinded if EPA reversed its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. Following the close of the public comment period, on April 16, 2020, the EPA issued a final rule which finalized the proposed supplemental cost-benefits finding in substantially the form proposed in 2019. The final rule withdraws EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but leaves the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by EPA. EPA’s final action will almost certainly be challenged in the courts, both by those who favor retention of MATS (such as the electric utility industry) and by those who oppose it (such as certain coal interests and deregulatory groups). This litigation could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

Executive Overview

We remain focused on positioning the Company for short and long-term growth. During 2018, we focused on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth.

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

In October 2019, we entered into a license and development agreement with an unaffiliated entity located in Alabama pursuant to which the parties will work together to develop a plan to commercialize and market certain technology owned by such unaffiliated entity related to the removal of mercury from air and water emissions generated by coal burning power plants.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

It should be noted that our operations may be affected by the recent and ongoing outbreak of the coronavirus disease (COVID-19) which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flow. Such disruptions may include, but are not limited to, the availability of raw materials and equipment, and disruptions to our workforce or to our business relationships with other third parties.

Restatement of Previously Issued Financial Statements (Unaudited)

On April 13, 2020, our board of directors of the Company (which currently acts as our audit committee) concluded, after consultation with management and the Company’s recently retained financial consulting firm, that our previously issued unaudited financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, should no longer be relied upon as a result of the change in accounting for a certain debt restructuring.

Specifically, on February 25, 2019, the Company entered into an Unsecured Note Financing Agreement with AC Midwest Energy LLC (“AC Midwest”), pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,931 (the “New AC Midwest Unsecured Note”). We recorded a gain of $3,412,402 on this exchange which is primarily related to the difference in fair value of the notes on the date of the exchange, which we recently concluded should have been recorded as an equity transaction capital contribution.

Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the Consolidated Balance Sheets of the financial statements. Such changes, including necessary adjustments for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, have been reflected in the audited consolidated financial statements and notes included in this Annual Report on Form 10-K. The adjustments, which are non-cash in nature, increase additional paid-in capital and increase our previously reported net loss, but has no impact on previously reported cash, working capital, total assets, total liabilities and revenues. For further information including the impact of these adjustments, please see Notes 8 and 14 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Sales - We generated revenues of approximately $11,417,000 and $12,296,000 for the years ended December 31, 2019 and 2018, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $11,324,000 and $12,115,000 for the years ended December 31, 2019 and 2018, respectively. The decrease from the prior year is primarily due to decreased generation in the coal fired power sector principally due to renewables and low natural gas prices. Equipment sales and other revenues for the years ended December 31, 2019 and 2018 were approximately $93,000 and $49,000 respectively.

Costs and Expenses

Total costs and expenses were approximately $13,929,000 and $17,090,000 during the years ended December 31, 2019 and 2018, respectively. The decrease in costs and expenses from the prior year to date is primarily attributable to the decrease in cost of sales. This was offset by an increase in selling, general and administrative expenses and interest expense.

Costs of sales were approximately $8,335,000 and $9,148,000 for the year ended December 31, 2019 and 2018, respectively. The year to date decreases in cost is primarily attributable to decreased sales.

Selling, general and administrative expenses were approximately $6,429,000 and $5,895,000 for the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributed to an increase in stock-based compensation of $1,810,000 in 2019 compared to $491,000 in 2018. This increase was offset by decreases in salaries and other compensation which totaled $1,910,000 in 2019 compared to $2,400,000 in 2018.

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $374,000 and $0 for the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributed to an increase in the fair value of the profit share liability.

Interest expense related to the financing of capital was approximately $2,391,000 and $2,004,000 for the years ended December 31, 2019 and 2018, respectively. The increase in the year ended 2019 is due to the incentives provided with the notes issued in 2019, offset by the reduced interest on the notes payable. The breakdown of interest expense for the years ended December 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)

Interest expense on notes payable	$537	$1,224
Amortization of discount of notes payable	1,752	678
Amortization of debt issuance costs	102	102

	$2,391	$2,004

Net Income (Loss)

For the years ended December 31, 2019 and 2018 we had a net loss of approximately $6,097,000 and $4,817,000, respectively. The change in net loss for the year ended December 31, 2019 is primarily due to the decrease in revenue and an increase in Selling, general and administrative expenses. This was offset by a decrease in cost of sale.

Liquidity and Capital Resources

We had approximately $1,499,000 in cash on its balance sheet at December 31, 2019. Total current assets were $3,552,000 and total current liabilities were $3,854,000 at December 31, 2019, resulting in a working capital deficit of approximately $302,000. Our accumulated deficit was $57.7 million at December 31, 2019. Additionally, we had a net loss in the amount of approximately $6,097,000 and cash used by operating activities of approximately $1,577,000 for the year ended December 31, 2019.

During 2018, we restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, we completed the restructuring of our unsecured and secured debt obligations held by a principal shareholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June through October 2019, we sold $2,600,000 new convertible notes which mature in 2024 to investors. Nevertheless, the accompanying consolidated financial statements as of December 31, 2019 have been prepared assuming we will continue as a going concern. As reflected in the consolidated financial statements, we had an accumulated deficit of $57.7 million and a negative working capital of $302,000 at December 31, 2019. Additionally, we had a net loss in the amount of $6.1 million and cash used by operating activities of $1.6 million for the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000, and in April 2020, we received loan proceeds in the amount of $299,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. The principal and accrued interest under the PPP Loan is forgivable after eight weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements. Notwithstanding the foregoing loans, we may need to raise additional equity or debt financing. While we believe in our ability to raise additional funds, no assurances can be given that we can maintain sufficient working capital through these efforts, or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

Total assets were approximately $9,273,000 at December 31, 2019 versus approximately $8,039,000 at December 31, 2018. The change in total assets is primarily attributable to the increase in right of use assets.

Total liabilities were approximately $18,147,000 at December 31, 2019 versus approximately $16,660,000 at December 31, 2018. The increase in liabilities is primarily due to an increase in convertible notes payable and operating lease liabilities offset by a decrease in unsecured notes payable, net of discount and issuance costs.

Operating activities used approximately $1,577,000 and $1,065,000 of cash during the years ended December 31, 2019 and 2018, respectively. The increase in cash used in operating activities is primarily due to a decrease in accounts payable, accrued liabilities and operating lease liability partially offset by a decrease in accounts receivable.

Investing activities provided $30,000 during the year ended December 31, 2019 and used approximately $132,000 during the years ended December 31, 2018. The increase in cash provided by investing activities is due the increase in cash received from the sale of equipment and the decrease in cash used to purchase equipment.

Financing activities provided approximately $2,461,000 during the year ended December 31, 2019 and used approximately $636,000 during the year ended December 31, 2018, respectively. In 2019, the Company raised $2,600,000 in unsecured convertible debt and repaid $139,000 on notes payable compared to $300,000 in unsecured convertible debt and repaid $936,000 on notes payable during 2018.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. In the past the Company has experienced a minimal valuation allowance on its inventory.

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

Intellectual Property

Intellectual is recorded at cost and amortized over its estimated useful life of 15 years. Management reviews intellectual property for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued new guidance which requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Balance Sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods, but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

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

Upon adoption of the new lease accounting standard on January 1, 2019, we recorded $1,339,569 of right of use assets and $1,417,435 of lease-related liabilities, with the difference charged to accumulated deficit at that date.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation , which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

☐	Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

☐

Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

☐

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

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2019 and 2018 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. The adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718)”. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2019 and 2018, respectively:

	Year Ended
	12/31/2019	12/31/2018
	(In thousands)

Net loss	$(6,097)	$(4,817)

Non-GAAP adjustments:
Depreciation and amortization	929	796
Interest and letter of credit fees	2,391	2,004
Income taxes	14	22
Stock based compensation	1,810	491

Adjusted EBITDA	$(953)	$(1,504)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Financial Information

Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Restatement of Previously Issued Unaudited Financial Statements

As discussed in Note 14 to the financial statements, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 should have been accounted for as a capital transaction. The effect of restatement, which resulted in a reduction in net gain and no effect on ending equity, on the specific items presented in the Company’s historical unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q have been restated within these financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019; as further described in Note 14.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Houston, Texas
May 14, 2020

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$1,499,287	$584,877
Accounts receivable	1,222,874	1,642,126
Inventory	513,498	509,416
Prepaid expenses and other assets	316,199	136,628
Customer acquisition costs, net	-	34,467
Total current assets	3,551,858	2,907,514

Property and equipment, net	2,082,343	2,397,691
Right of use asset	1,106,575	-
Intellectual property	2,532,462	2,733,662
Total assets	$9,273,238	$8,038,867

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,676,757	$1,858,326
Current portion of equipment notes payable	53,304	63,424
Current portion of operating lease liability	383,307	-
Current portion of convertible notes payable, net of discount and issuance costs	990,000	-
Accrued interest	226,065	96,902
Customer credits	167,000	167,000
Deferred compensation	357,095	555,877
Total current liabilities	3,853,528	2,741,529

Equipment notes payable, less current portion	22,386	104,226
Operating lease liability	807,409	-
Convertible notes payable, net of discount and issuance costs	2,951,137	1,760,570
Profit share liability	2,328,845	-
Secured note payable	271,686	271,686
Unsecured note payable, net of discount and issuance costs	7,911,898	11,781,952
Total liabilities	18,146,889	16,659,963

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 76,747,750 and 76,246,113 shares issued and outstanding as of December 31, 2019 and 2018, respectively	76,748	76,246
Additional paid-in capital	48,708,085	42,785,990
Accumulated deficit	(57,658,484)	(51,483,332)

Total stockholders’ deficit	(8,873,651)	(8,621,096)

Total liabilities and stockholders’ deficit	$9,273,238	$8,038,867

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Revenues	$11,417,027	$12,295,862

Costs and expenses:
Cost of sales	8,335,436	9,147,745
Selling, general and administrative expenses	6,428,580	5,894,511
Interest expense & letter of credit fees	2,391,395	2,004,097
Loss on debt restructuring	-	44,036
Loss on change in fair value of profit share liability	374,462	-
Gain on sale of equipment	(29,560)	-
Total costs and expenses	17,500,313	17,090,389

Net loss before provision for income taxes	(6,083,286)	(4,794,527)

Provision for income taxes	(14,000)	(22,153)

Net loss	$(6,097,286)	$(4,816,680)

Net loss per common share-basic and diluted:	$(0.08)	$(0.06)

Weighted average common shares outstanding	76,534,957	76,137,894

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - December 31, 2017	76,246,113	$76,246	$42,165,620	$(46,666,652)	$(4,424,786)

Vesting of stock issued to non-employees in prior year	-	-	138,750	-	138,750

Issuance of warrants	-	-	129,850	-	129,850

Issuance of stock options	-	-	351,770	-	351,770

Net loss	-	-	-	(4,816,680)	(4,816,680)

Balance - December 31, 2018	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Issuance of warrants, recorded as discount on convertible notes payable	-	-	485,640	-	485,640

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration	-	-	745,989	-	745,989

Stock issued per resignation agreements	464,517	465	118,075	-	118,540

Stock issued upon cashless warrant exercise	37,120	37	(37)	-	-

Stock warrants issued for prepaid services	-	-	243,294	-	243,294

Stock options issued for prepaid services	-	-	18,723	-	18,723

Capital contribution related to debt restructuring Note 8	-	-	3,412,204	-	3,412,204

Net loss	-	-	-	(6,097,286)	(6,097,286)

Balance - December 31, 2019	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Cash flows from operating activities
Net loss	$(6,097,286)	$(4,816,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,810,267	490,520
Amortization of discount of notes payable	1,752,639	678,061
Amortization of debt issuance costs	101,852	102,183
Amortizaton of right to use assets	378,261	-
Amortization of customer acquisition costs	34,467	137,866
Amortization of patent rights	201,200	201,200
Depreciation expense	314,908	456,914
Loss on debt exchange	-	44,036
Loss on change in fair value of profit share	374,462	-
(Gain) Loss on sale of equipment	(29,560)	6,303
Changes in operating assets and liabilities
Decrease in accounts receivable	419,252	1,289,227
(Increase) Decrease in inventory	(4,082)	150,163
Decrease in prepaid expenses and other assets	34,915	73,907
(Decrease) Increase in accounts payable and accrued liabilities	(426,638)	62,623
Increase in deferred compensation	(198,782)	555,877
Increase in accrued interest	129,163	19,402
(Decrease) in operating lease liability	(371,986)	-
(Decrease) in deferred revenue and customer credits	-	(517,060)
Net cash used in operating activities	(1,576,948)	(1,065,458)

Cash flows used in investing activities
Cash received from sale of equipment	30,000	-
Purchase of property and equipment	-	(131,915)
Net cash used in investing activities	30,000	(131,915)

Cash flows from financing activities
Payments on secured promissory note	(46,682)	(875,000)
Payments of equipment notes payable	(91,960)	(61,177)
Proceeds from the issuance of convertible promissory notes and related warrants	2,600,000	300,000
Net cash provided by (used in) financing activities	2,461,358	(636,177)

Net increase (decrease) in cash and cash equivalents	914,410	(1,833,550)

Cash and cash equivalents - beginning of year	584,877	2,418,427

Cash and cash equivalents - end of year	$1,499,287	$584,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,175,450
Taxes	$14,000	$22,153

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$77,866	$-
Discount on convertible promissory notes payable	$485,640	$-
Net adjustment for extension of lease	$145,267	$-
Stock warrants issued for prepaid services	$243,294	$-
Stock options issued for prepaid services	$18,723	$-
Conversion of secured notes payable into unsecured notes payable	$-	$560,000
Capital contribution	$(3,412,204)	$-
Warrants issued upon debt exchange	$-	$89,500

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. The Company has not experienced any loses on such accounts. At December 31, 2019 and 2018, the Company had no cash equivalents.

As of December 31, 2019, approximately $1,249,000 of cash exceeded the FDIC insurance limits.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2019 and 2018, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2019 and 2018, the Company has no valuation allowance.

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

Intellectual Property

Intellectual is recorded at cost and amortized over its estimated useful life of 15 years. Management reviews intellectual property for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued new guidance which requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Balance Sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods, but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

Fair Value of Financial Instruments

The fair value hierarchy has three levels based on the inputs used to determine fair value, which are as follows:

☐	Level 1 — Unadjusted quoted prices available in active markets for the identical assets or liabilities at the measurement date.

☐

Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

☐

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

Cash was the only asset measured at fair value on a recurring basis by the Company at December 31, 2019 and December 31, 2018 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, deferred revenue, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2019 and December 31, 2018 due to their short-term maturities.

The fair value of the promissory notes payable at December 31, 2019 and December 31, 2018 approximated the carrying amount as the notes were issued during the years ended December 31, 2019 and 2018 at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2019. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at December 31, 2019 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,499,287	1,499,287	-	-
Total Assets	$1,499,287	$1,499,287	$-	$-

Liabilities
Promissory notes	12,200,411	-	12,200,411	-
Profit share liability	2,328,845	-	-	2,328,845
Total Liabilities	$14,529,256	$-	$12,200,411	$2,328,845

		Fair Value Measurement as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash	584,877	584,877	-	-
Total Assets	$584,877	$584,877	$-	$-

Liabilities
Promissory notes	13,814,208	-	13,814,208
Total Liabilities	$13,814,208	$-	$13,814,208	$-

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both December 31, 2019 and December 31, 2018, there were no material gains or losses recognized.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2019 and 2018 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the years ended December 31, 2019, and 2018.

	Year ended December 31, 2019			Year ended December 31, 2018
	United States	International	Total	United States	International	Total
Product revenue	$10,746,714	$297,840	$11,044,554	$11,965,185	$149,968	$12,115,153
Demonstrations & Consulting revenue	183,448	95,543	278,991	131,681	-	131,681
Equipment revenue	93,481	-	93,481	49,028	-	49,028
	$11,023,643	$393,383	$11,417,026	$12,145,894	$149,968	$12,295,862

Customer Acquisition Costs

Customer acquisition costs are amortized on a straight-line bases over the life of the initial customer contract. The capitalized balance of customer acquisition costs was $0 and $34,467 on December 31, 2019 and December 31, 2018, respectively. Amortization expense for the years ended December 31, 2019 and 2018 was $0 and $137,866, respectively and included in cost of sales.

Deferred Revenue

Revenue is recognized in the period that delivery is made and performance obligations are met. In accordance with the terms of an agreement with one customer, the Company allocated a fixed amount of payments made against the total deliveries of product made during the contract period. As of December 31, 2019 and 2018 the Company had no deferred revenue.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. For the years ended December 31, 2019 and 2018 basic and diluted earnings per share approximated each other. There were no dilutive potential common shares as of December 31, 2019 and 2018, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	December 31	December 31
	2019	2018

Stock Options	12,553,326	9,161,510
Warrants	5,690,378	4,105,398
Convertible debt	9,351,400	3,700,000
Total common stock equivalents excluded from diluted net loss per share	27,595,104	16,966,908

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the years ended December 31, 2019 and 2018, 100% of the Company’s revenue related to eleven and eight customers respectively. At December 31, 2019 and 2018, 100% of the Company’s accounts receivable related to eight and seven customers respectively.

For each of the years ended December 31, 2019 and 2018, 91% and 52% of the Company’s purchases related to two suppliers, respectively. At December 31, 2019 and 2018, 74% and 72% of the Company’s accounts payable and accrued expenses related to two vendors. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. The adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating ASU 2018-07 and its impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

 In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern and Financial Condition

Under ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

The accompanying consolidated financial statements as of December 31, 2019 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $57.7 million and a negative working capital of $302,000 at December 31, 2019. Additionally, the Company had a net loss in the amount of $6.1 million and cash used by operating activities of $1.6 million for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements within the Company’s Annual Report on Form 10-K. Although we anticipate continued significant revenues for products in be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, the Company closed on a one-year secured loan with a bank in the principal amount of $200,000, and in April 2020, the Company received loan proceeds in the amount of $299,300 pursuant to the Paycheck Protection Program under the Cares Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. Nevertheless, the Company may need to raise additional equity or debt financing. While the Company believes in its ability to raise additional funds, no assurances can be given that the Company can maintain sufficient working capital through these efforts, or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Raw Materials	$223,790	$87,730
Work in Process	43,814	130,062
Spare Parts	27,632	26,967
Finished goods	218,262	264,657
	$513,498	$509,416

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	922,441	983,948
Computer equipment and software	67,126	117,212
Office equipment	27,155	27,155
Total equipment	2,982,381	3,093,974

Less: accumulated depreciation	(2,707,745)	(2,503,990)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$2,082,343	$2,397,691

The Company uses the straight-line method of depreciation over 2 to 5 years. During the years ended December 31, 2019 and 2018 depreciation expense was $314,908, and $456,914.

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

On April 24, 2017, the Company closed on the acquisition of all patent rights from EERCF including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to EERCF and 296,002 were issued to the inventors who had been designated by EERCF. The shares issued were valued at $518,000 ($0.56 per share), representing the value as of the closing date.

License and patent costs capitalized as of December 31, 2019 and 2018 are as follows:

	December 31	December 31
	2019	2018

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(536,533)	(335,333)
License, net	$2,532,462	$2,733,662

Amortization expense for the years ended December 31, 2019 and 2018 was $201,200 and $201,200, respectively. Estimated annual amortization for each of the next five years is $201,200.

Note 7 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt, bear interest at 10% per annum, and are convertible into one share of common stock, par value $0.001 per share.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share.	2,600,000	-

Total convertible notes payable before discount	4,450,000	1,850,000

Less discounts and debt issuance costs	(508,863)	(89,430)

Total convertible notes payable	3,941,137	1,760,570

Less current portion	(990,000)	-

Convertible notes payable, net of current portion	$2,951,137	$1,760,570

As of December 31, 2019, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2020	$990,000
2021	-
2022	-
2023	860,000
2024	2,600,000
thereafter	-
$4,450,000

As of December 31, 2019, the remaining future amortization of discounts are as follows:

Twelve months ended December 31,	Discounts
2020	$114,647
2021	114,334
2022	114,334
2023	105,477
2024	60,071
thereafter	-
$508,863

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2019 and 2018, was $99,000 and $124,967, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model and was amortized over the initial five year life of the notes. Amortized interest expense for the years ended December 31, 2019 and 2018 on this discount was $0 and $74,447, respectively. As of December 31, 2019 and 2018, total principal of $990,000 and $990,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Notes totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes (see description above of the private placement offering commenced during the second quarter of 2018). The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. Loss on this debt exchange was $44,036. A discount on the notes payable of $89,500 was recorded based on the value of the fair value of the note and warrants exchanged. The included warrants were valued using a Black-Scholes options pricing model. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Notes totaling $300,000 and warrants to unaffiliated accredited investors. A discount on the notes payable of $40,350 was recorded based on the fair value of the warrants issued with this note using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2019 and 2018 on these discounts was $24,323 and $8,700, respectively. Interest expense for the years ended December 31, 2019 and 2018, was $202,200 and $46,587, respectively. As of December 31, 2019 and 2018, total principal of $860,000 and $860,000 was outstanding on the 2018 Unsecured Notes. The significant assumptions utilized for these Black-Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100% respectively, and a risk free interest rate of 3%.

From June 18, 2019 through October 23, 2019, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $2,600,000. The notes bear interest at 12% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes have a term of five years. Interest expense for the year ended December 31, 2019 was $124,600. A discount on the notes payable of $488,245 was recorded based on the relative fair value of the warrants issued using a Black-Scholes options pricing model and was amortized over the initial five year life of the notes. Amortized interest expense for the year ended December 31, 2019 on this discount was $37,737. As of December 31, 2019, total principal of $2,600,000 was outstanding on these notes.

Note 8 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “New AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018.The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Companies. Interest expense for the years ended December 31, 2019 and 2018 was $40,753 and $66,694, respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restate Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of December 31, 2019 and December 31, 2018, total principal of $271,686 and $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2019 and 2018:

Unsecured Note Payable	$13,154,931	$13,000,000

Less discounts and debt issuance costs	(5,243,033)	(1,218,048)

Total convertible notes payable	7,911,898	11,781,952

Less current portion	-	-

Convertible notes payable, net of current portion	$7,911,898	$11,781,952

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (the “AC Midwest Subordinated Note”) in the principal amount of $13,000,000, which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “New AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing.

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the year ended December 31, 2019 was $1,763,024. As of December 31, 2019, the unamortized balance of the discount was $5,243,033.

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

The Profit Share

In connection with the New AC Midwest Unsecured Note the Company shall pay the principal outstanding, as well as the Profit Share, in an amount equal to 60.0% of Net Litigation Proceeds until such time as any litigation funder has been paid in full and, thereafter, in an amount equal to 75.0% of such Net Litigation Proceeds until the Unsecured Note and Profit Share have been paid in full. In addition, and within 30 days following the end of each fiscal quarter, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to the Net Revenue Share (which means 60.0% of Net Licensing Revenue (as defined) from licensing the Company’s intellectual property) plus Adjusted Free Cash Flow until the Unsecured Note and Profit Share have been paid in full, provided, however, that such payments shall exclude the first $3,500,000 of Net Licensing Revenue and Adjusted Free Cash Flow achieved commencing with the fiscal quarter ending March 31, 2019. Any remaining principal balance due on the Unsecured Note shall be due and payable in full on the Maturity Date. The Profit Share, however, if not paid in full on or before the Maturity Date, shall remain subject to Unsecured Note Financing Agreement until full and final payment.

The company is utilizing the methodology behind the ASC 815 and ASC 480 to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s stock the profit sharing seems like a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the note payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. This was calculated with discounted cash flow model, with the following key valuation assumptions: estimated term of seventeen years with $250,000 paid quarterly after the first three years, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing managements estimates.

The following are the changes in the profit share liabilities during the year ended December 31, 2019.

Profit Share as of January 1, 2019	$-
Addition	1,954,383
Loss on change in fair value of profit share	374,462
Profit Share as of December 31, 2019	$2,328,845

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $329,729 in 2019 for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm.

Note 9 - Operating Leases

In 2016, the Company entered into a six-year agreement to lease trailers used in the delivery of its products. Monthly payments currently total $32,820.

On January 27, 2015, the Company entered into a lease for office space in Lewis Center, Ohio, commencing February 1, 2015 which lease as amended expired in February 2020. The lease provides for the option to extend the lease for up to five additional years. Monthly rent is $1,575 through February 2020. The Company did not renew this lease.

On July 1, 2015, the Company entered into a five-year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $882. The lease was extended on June 1, 2019 for five years. The company recorded a right of use asset and an operating lease liability of $145,267. This amount represents the difference between the value from the remaining lease and the extended lease.

On September 1, 2019, the Company entered into a one-year lease for office space in Grand Forks, North Dakota. Monthly rent is $590 a month through August 2020.

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31
2020	$438,840
2021	438,840
2022	351,027
2023	45,000
2014	11,250
Total	1,284,957
Less discount	(94,241)
Total lease liabilities	1,190,716
Less current portion	(383,307)
Operating lease obligation, net of current portion	$807,409

The weighted average remaining lease term for operating leases is 2.0 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the year ended December 31, 2019, payments on lease obligations were $457,740 and amortization on the right of use assets was $378,261.

For the year ended December 31, 2019, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

Year Ended December 31, 2019

Operating lease cost	$1,284,957
Short-term lease cost (1)	3,150
Total lease cost	$1,288,107

(1)	Short-term lease costs includes any lease with a term of less than 12 months

Note 10 – Commitments and Contingencies

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

Legal proceedings

On July 17, 2019, the Company initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company. These patents relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed the Company’s ‘114 Patent and ‘147 Patent and seeks a permanent injunction from further acts of infringement and monetary damages. Such litigation is currently pending and in its early stages.

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate certain claims to the ‘114 Patent. The Company believes that such claims of invalidity are without merit.

Except for the foregoing disclosures, the Company is not presently aware of any other material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful in litigating and/or settling any of these claims.

Note 11 - Stock Based Compensation

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

A summary of stock option activity for the years ended December 31, 2019 and 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2017	8,463,184	1.26	3.00
Grants	1,423,326	0.26	4.40
Expirations	(725,000)	0.69	-
December 31, 2018	9,161,510	1.15	2.00	-

Grants	4,700,000	0.27	5.00
Expirations	(1,308,184)	0.27	-
December 31, 2019	12,553,326	0.55	4.02	927

Options exercisable at:
December 31, 2018	9,161,510	1.15	2.00	-
December 31, 2019	12,563,326	0.55	4.02	927

The Company utilized the Black-Scholes options pricing model to value its options granted. The assumptions used for options granted during the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Exercise price	$0.25-$0.27	$0.17-$0.33
Expected dividends	0%	0%
Expected volatility	100% - 109%	100%
Risk free interest rate	1.73% - 3%	3%
Expected life	5 years	5 years

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

On May 14, 2019, Frederick Van Zijl resigned as a director of the Company. In connection with such resignation, the Company has agreed to issue, and Mr. Van Zijl has agreed to accept, an aggregate of 235,184 shares of common stock of the Company in full and complete payment for service on the Board since his appointment in October 2018. Compensation of $63,500 based on the market price of the shares on the date of issuance was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On June 4, 2019, Allan T. Grantham resigned as a director of the Company. In connection with such resignation, the Company has agreed to issue, and Mr. Grantham has agreed to accept, an aggregate of 229,333 shares of common stock of the Company in full and complete payment for service on the Board for 2018 and 2019. Compensation of $55,040 based on the market price of the shares on the date of issuance was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On June 28, 2019, the Company granted nonqualified stock options to acquire an aggregate of 4,600,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan to certain executive officers, employees and others. The options granted are exercisable at $0.27 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $898,207 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

Also on June 28, 2019, the Company extended the expiration dates of previously granted nonqualified stock options to acquire an aggregate of 4,675,000 shares of the Company’s common stock under the Company’s 2014 Equity Plan to certain executive officers, employees and others. The extended options are exercisable from $0.42 to $1.36 per share, representing the original fair market value of the common stock on the date of grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable and will now expire five years from the date of the extension. Based on a Black-Scholes valuation model, these options were valued at $745,989 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On December 20, 2019, the Company granted nonqualified stock options to acquire an aggregate of 100,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan. The options were granted as compensation for a one year consulting agreement. The options granted are exercisable at $0.25 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $18,723 in accordance with FASB ASC Topic 718. The fair value of the option will be amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over one year.

Note 12 - Warrants

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2017	7,237,763	$0.51	1.35
Grants	860,000	0.70	5.00
Expirations	(3,992,365)	0.46	-
December 31, 2018	4,105,398	0.59	1.79	-

Grants	3,600,000	0.70	5.00
Expirations	(2,015,020)	0.69	-
December 31, 2019	5,690,378	0.63	3.72	-

Warrants exercisable at:
December 31, 2018	4,105,398	0.59	1.79	-
December 31, 2019	5,690,378	0.63	3.72	-

The following table summarizes information about common stock warrants outstanding at December 31, 2019:

Outstanding					Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	4,460,000		4.45	$0.70	4,460,000	$0.70
0.45	150,000		0.92	0.45	150,000	0.45
0.35	1,080,378	*	1.13	0.35	1,080,378	0.35
$0.35 - $0.70	5,690,378		3.72	$0.63	5,690,378	$0.63

* 205,000 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

The Company utilized the Black-Scholes options pricing model. The assumptions used for warrants granted during the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Exercise price	$0.70	$0.70
Expected dividends	0%	0%
Expected volatility	100% - 112%	100%
Risk free interest rate	1.58% - 3%	3%
Expected life	5 years	5 years

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

From June through October 2019, the Company issued unsecured convertible notes and five-year warrants to unaffiliated accredited investors totaling $2,600,000. The notes are convertible into shares of common stock, with the initial conversion ratio equal to $0.50 per share. The investors received warrants to purchase a total of 2,600,000 shares of common stock with an exercise price of $0.70 per share. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Using a Black-Scholes Valuation model these warrants had a value of $525,142 which was recorded as a discount on the notes payable and will be amortized over the life of the associated notes payable.

On October 23, 2019, and pursuant to an advisory agreement executed on that date for a term of one year with an unaffiliated third party, the Company granted such unaffiliated third party a vested three-year warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.70 per share, exercisable on a cash basis only. Such warrants were issued as and for the entire compensation to paid to the advisor for all services to be rendered during the term. Based on a Black-Scholes valuation model, these options were valued at $243,294 in accordance with FASB ASC Topic 718. The fair value of the option will be amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over one year.

Note 13 - Income Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2019	2018
Federal
Current	$-	$-
Deferred	(1,278,000)	(536,000)
State and local
Current	14,000	22,000
Deferred	(196,000)	(116,000)
Change in valuation allowance	1,474,000	652,000
Income tax provision (benefit)	$14,000	$22,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
U.S. federal statutory rate	21.0%	21.0%
State taxes	4.3%	(0.5)%
Other permanent and prior period adjustments	(1.4)%	(7.4)%
Valuation allowance	(24.2)%	(13.6)%
Income tax provision	(0.3)%	(0.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$5,456,000	$4,328,000
Stock based compensation	1,285,000	888,000
Other	81,000	115,000
Total deferred tax assets	6,822,000	5,331,000
Deferred tax liabilities:
Property and equipment	(57,000)	(51,000)
Other	(44,000)	(33,000)
Total deferred tax liabilities	(101,000)	(84,000)

Valuation Allowance	(6,721,000)	(5,247,000)

Net deferred tax asset	$-	$-

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $22,640,000 and $20,608,000 at December 31, 2019 and 2018, respectively, available to offset 80% of taxable net income in a given year. The Company has state net operating loss carryovers (“NOLs”) of approximately $3,531,815 and $2,873,351 at December 31, 2019 and 2018, respectively. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $1,474,000 and $652,000, respectively.

The Company evaluated the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 14 - Restatement of previously issued financial statements (unaudited)

On April 13, 2020, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 (relating to the New AC Midwest Unsecured Note) should have been accounted for as a capital transaction. Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the Consolidated Balance Sheets of the financial statements. See Note 8.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three month period ended March 31, 2019:

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019
	As previously reported	Adjustment	As restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Profit Share liability	$-	$1,991,940	$1,991,940
Unsecured note payable, net of discount and issuance costs	8,403,968	(1,981,568)	6,422,400
Total liabilities	14,801,425	10,372	14,811,797

Stockholders’ deficit
Additional paid-in capital	42,785,990	3,412,204	46,198,194
Accumulated deficit	(49,197,401)	(3,422,576)	(52,619,977)

Total stockholders’ deficit	(6,335,165)	(10,372)	(6,345,537)

Total liabilities and stockholders’ deficit	$8,466,260	$-	$8,466,260

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
	As previously reported	Adjustment	As restated

Interest expense & letter of credit fees	$529,193	$(27,185)	$502,008
Loss on change in fair value of profit share	-	37,557	37,557
Gain on debt restructuring	(3,412,204)	3,412,204	-

Total costs and expenses	423,524	3,422,576	3,846,100

Net income (loss)	$2,363,797	$(3,422,576)	$(1,058,779)

Net loss per common share - basic and diluted:	$0.03	$(0.04)	$(0.01)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$2,363,797	$(3,422,576)	$(1,058,779)

Adjustments to reconcile net loss to net cash
Amortization of discount of notes payable	303,697	(27,185)	276,512
Loss on change in fair value of profit share	-	37,557	37,557
Gain on debt restructuring	(3,412,204)	3,412,204	-
Net cash provided by (used in) operating activities	$68,245	$-	$68,245

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and six month periods ended June 30, 2019:

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2019
	As previously reported	Adjustment	As restated

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Profit Share liability	$-	$2,097,655	$2,097,655
Secured note payable	271,686	-	271,686
Unsecured note payable, net of discount and issuance costs	9,095,119	(2,179,831)	6,915,288
Total liabilities	16,654,136	(82,176)	16,571,960

Stockholders’ deficit
Additional paid-in capital	44,745,926	3,412,204	48,158,130
Accumulated deficit	(52,036,522)	(3,330,028)	(55,366,550)

Total stockholders’ deficit	(7,213,886)	82,176	(7,131,710)

Total liabilities and stockholders’ deficit	$9,440,250	$-	$9,440,250

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2019			FOR THE SIX MONTHS ENDED JUNE 30, 2019
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Interest expense & letter of credit fees	$763,873	$(198,263)	$565,610	$1,293,067	$(225,448)	$1,067,619
Loss on change in fair value of profit share	-	105,715	105,715	-	143,272	143,272
(Gain)/Loss on debt restructuring	-	-	-	(3,412,204)	3,412,204	-

Total costs and expenses	5,348,871	(92,548)	5,256,323	5,772,394	3,330,028	9,102,422

Net loss	$(2,839,121)	$92,548	$(2,746,573)	$(475,324)	$(3,330,028)	$(3,805,352)
Net loss per common share - basic and diluted:	$(0.04)	$(0.00)	$(0.04)	$(0.01)	$(0.04)	$(0.05)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net loss	$(475,324)	$(3,330,028)	$(3,805,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount of notes payable	938,532	(225,448)	713,084
Loss on change in fair value of profit share	-	143,272	143,272
Gain on debt restructuring	(3,412,204)	3,412,204	-
Net cash used in operating activities	$(506,674)	$-	$(506,674)

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and nine month periods ended September 30, 2019:

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Profit Share liability	$-	$2,210,230	$2,210,230
Unsecured note payable, net of discount and issuance costs	9,752,882	(2,339,289)	7,413,593
Total liabilities	17,177,693	(129,059)	17,048,634

Stockholders’ deficit
Additional paid-in capital	44,882,209	3,412,204	48,294,413
Accumulated deficit	(52,887,063)	(3,283,145)	(56,170,208)

Total stockholders’ deficit	(7,928,107)	129,059	(7,799,048)

Total liabilities and stockholders’ deficit	$9,249,586	$-	$9,249,586

CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Interest expense & letter of credit fees	$782,695	$(159,458)	$623,237	$2,075,761	$(529,918)	$1,690,855
Loss on change in fair value of profit share	-	112,575	112,575	-	255,847	255,847
(Gain)/Loss on debt restructuring	-	-	-	(3,412,204.00)	3,412,204.00	-
Total costs and expenses	4,446,648	(46,883)	4,399,765	10,219,042	3,138,133	13,502,187

Net loss	$(850,541)	$46,883	$(803,658)	$(1,325,865)	$(3,138,133)	$(4,609,010)
Net loss per common share-basic and diluted:	$(0.01)	$-	$(0.01)	$(0.02)	$(0.04)	$(0.06)

CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net loss	$(1,325,865)	$(3,283,145)	$(4,609,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount of notes payable	1,585,686	(384,906)	1,200,780
Loss on change in fair value of profit share		255,847	255,847
Gain on debt restructuring	(3,412,204)	3,412,204	-
Net cash used in operating activities	$(1,304,626)	$-	$(1,304,626)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE MONTHS ENDED MARCH 31, 2019, THE SIX MONTHS ENDED JUNE 30, 2019 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Restated)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Capital contribution	-	-	3,412,204	-	3,412,204

Net income	-	-	-	(1,058,779)	(1,058,779)

Balance - March 31, 2019	76,246,113	$76,246	$46,198,194	$(52,619,977)	$(6,345,537)

Stock issued per resignation agreements	464,517	464	118,076	-	118,540

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration	-	-	745,989	-	745,989

Issuance of warrants, recorded as discount on convertible notes payable	-	-	197,664	-	197,664

Net loss	-	-	-	(2,746,573)	(2,746,573)

Balance - June 30, 2019	76,710,630	$76,710	$48,158,130	$(55,366,550)	$(7,131,710)

Stock issued upon cashless warrant exercise	37,120	37	(37)	-	-

Issuance of warrants, recorded as discount on convertible notes payable	-	-	136,320	-	136,320

Net loss	-	-	-	(803,658)	(803,658)

Balance - September 30, 2019	76,747,750	$76,747	$48,294,413	$(56,170,208)	$(7,799,048)

Note 15 – Subsequent Events

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, the Company issued 1,000,000 shares of common stock of the Company to such third party as and for the entire compensation to be paid for all services to be rendered during the term.

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with First International Bank & Trust in Grand Forks, ND, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan is paid in full on February 26, 2021.

On April 14, 2020, the Company received loan proceeds in the amount of $299,300 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The loan, which is in the form of a Note dated April 14, 2020, matures on April 14, 2022 and bears interest at a rate of 1.0% per annum, with one interest payment on April 14, 2021 and one principal and interest payment on maturity. The principal and accrued interest under the PPP Loan is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2019, the Company’s disclosure controls and procedures were ineffective as a result of material weaknesses in our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2019, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Due to our size and nature, segregation of duties within our internal control system may not always be possible or economically feasible. Likewise, we may not be able to engage sufficient resources to enable us to have adequate staff and supervision within our accounting function, including technical accounting.

Remediation

Certain actions have been taken to address certain aspects of the material weaknesses disclosed above. Although we no longer have a full-time CFO, we hired a new full-time Controller at our Corsicana, Texas location, closed our Lewis Center, Ohio office and moved our corporate headquarters to our Corsicana, Texas address which has allowed us to consolidate our manufacturing and distribution activities, bookkeeping and accounting at one location. We have also recently hired a financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters. As of January 1, 2020, we have replaced our previous accounting software with a more efficient software package to manage our business activities and accounting needs. All of this should help us achieve a more effective internal control environment with the necessary segregation of duties, continued to document necessary internal control policies and continued with the appropriate training of our personnel on our internal controls and procedures.

Although we believe that these efforts effectively strengthen our disclosure controls and procedures as well as our internal control over financial reporting, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2020 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Present Position and Offices	Director of the Company Since
Richard MacPherson	65	President and Chief Executive Officer, Director	2011
Christopher Greenberg	54	Chairman of the Board, Director	2013
John Pavlish	61	Senior Vice President and Chief Technology Officer	-
James Trettel	51	Vice President of Operations	-
David M. Kaye	65	Secretary and Director	2019

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

Christopher Greenberg has been a Director of the Company since June 2013 and Chairman of the Board since December 2014. Mr. Greenberg is a founder of, and since 2003, has been the Chief Executive Officer of Global Safety Network, Inc., a company which provides employment screening and safety compliance services. He is also the owner of multiple Express Employment Professionals franchises located in North Dakota and South Dakota. Express Employment Professionals is a staffing agency that provides full time and temporary job placement, human resources services and consulting. Mr. Greenberg is a highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 24 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization’s critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings.

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

David M. Kaye has been a Director of the Company since June 2019 and Secretary since December 2019. Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Kay & Rosenberg, LLP, located in Roseland, New Jersey, since the firm’s inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in business, corporate and securities matters. From March 2006 to June 2011, Mr. Kaye was a director of China Youth Media, Inc., resigning from such position effective with the merger between the Company with MES, Inc which was completed in June 2011. From December 2000 to October 2009, Mr. Kaye also served on the Board of Directors of Dionics, Inc. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979).

There are no family relationships between any of the directors and executive officers of the Company.

Committees

Effective as of June 2016, the Board of Directors established (i) an Audit Committee, (ii) a Compensation Committee, and (iii) a Nominating and Corporate Governance Committee. Upon being established, each of these Committees had only independent directors appointed as members. In addition, effective as of June 2016, the Board established a Finance Committee for which it has not imposed any membership rules regarding director independence. Each of the Committees operates under a written charter that is available on the Company’s website: http://www.midwestemissions.com. Due to the resignation of certain independent directors since then, and due to the current small size of the Board, the current Board of Directors as a whole now acts as such Committees. Each of the Committees shall meet as often as its members deem necessary to perform such Committee’s responsibilities.

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

Compensation Committee

The Compensation Committee’s charter requires that such Committee shall consist of no fewer than two directors, each of whom shall (i) be an independent director of the Company satisfying the independence requirements of NASDAQ or any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements, (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended; and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. The Compensation Committee is appointed by the Board to review and approve the Company’s compensation and benefits programs, including annual base salary; annual incentive opportunity; stock option or other equity participation plans; profit-sharing plans; long-term incentive opportunity; the terms of employment agreements, severance agreements, and change in control agreements, in each case as, when and if appropriate; any special or supplemental benefits; and any other payments that are deemed compensation under applicable rules of the SEC. In this regard, the Compensation Committee shall evaluate the performance of the CEO in light of the Company’s goals and objectives and determine and approve the CEO’s compensation based on this evaluation and such other factors as the Committee shall deem appropriate. The Committee shall also determine and approve the compensation of all other executive officers of the Company, which determination may be based upon recommendations of the CEO. The Board of Directors can exercise its discretion in modifying any amount presented by our CEO. From June 2016 to April 2017, the Compensation Committee consisted of Christopher Greenberg (chairperson), Allan T. Grantham and one other director of the Company who resigned in April 2017. As of April 2017, the Compensation Committee consisted of two members, Messrs. Greenberg and Grantham, which remained in place until Mr. Grantham’s resignation in June 2019. Since then, the Board of Directors as a whole has acted and shall continue to act as the Compensation Committee until such time, if any, that the number of authorized and elected directors is increased or the Compensation Committee is otherwise reconfigured.

Our policies and overall compensation practices for all employees do not create risks that are reasonably likely to have a material adverse effect on the Company. In addition, incentive compensation (in the past generally in the form of stock options) is not designed to create, and does not create, risks that are reasonably likely to have a material adverse effect on the Company. During 2019, the Board of Directors did not retain the services of a compensation consultant.

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

The Committee shall review, at least annually, the composition and size of the Board and make recommendations to the Board regarding the criteria for Board membership including issues of character, judgment, diversity, expertise, corporate experience and the like. At a minimum, directors should share the values of the Company and should possess the following characteristics: high personal and professional integrity; the ability to exercise sound business judgment; an inquiring mind; and the time available to devote to Board of Directors’ activities and the willingness to do so. The Board or the Committee does not have a formal policy specifically focusing on the consideration of diversity; however, diversity is one of the many factors that the Committee shall consider when identifying candidates. In addition to the foregoing considerations, generally with respect to nominees recommended by stockholders, the Committee will evaluate such recommended nominees considering the additional information regarding the nominees provided to the Committee. When seeking candidates for the Board of Directors, the Committee may solicit suggestions from incumbent directors, management and third-party search firms. Ultimately, the Committee will recommend prospective nominees who the Committee believes will be effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the Company’s stockholders. The Committee will review any candidate recommended by stockholders of the Company in light of its criteria for selection of new directors. From June 2016 to April 2017, the Nominating and Corporate Governance Committee consisted of four directors: Christopher Greenberg (chairperson), Allan T. Grantham and two other directors of the Company each of whom resigned in April 2017. As of April 2017, the Nominating and Corporate Governance Committee consisted of two members, Messrs. Greenberg and Grantham, which remained in place until Mr. Grantham’s resignation in June 2019. Since then, the Board of Directors as a whole has acted and shall continue to act as the Nominating and Corporate Governance Committee until such time, if any, that the number of authorized and elected directors is increased or the Nominating and Corporate Governance Committee is otherwise reconfigured.

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

Financial Experts

The Board of Directors has not appointed any directors as “audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended, insofar that it is not a listed security.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all employees, officers and directors, including the Chief Executive Officer and Principal Financial Officer. A copy of the Code of Ethics and Business Conduct is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505-6115.

Delinquent Section 16(a) Reports

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth for each of the Company’s last two fiscal years the compensation for the Company’s Principal Executive Officer and each of the Company’s other two most highly compensated officers (collectively, our “named executive officers”):

Name, Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard MacPherson, CEO & President (1)	2019	$395,000	-	292,894	17,468	$705,362
	2018	$395,000	142,750	63,722	202	$601,674
John Pavlish, Senior Vice President (2)	2019	$330,000	-	117,157	14,268	$461,425
	2018	$330,000	6,750	28,633	11,675	$377,058
James, Trettel, Vice President (3)	2019	$300,000	-	195,262	12,730	$507,992
	2018	$300,000	6,750	26,978	9,800	$343,528

(1)	Mr. MacPherson was appointed Chief Executive Officer and President in March 2015. Since January 1, 2017, Mr. MacPherson’s annual base salary has been $395,000. Mr. MacPherson is currently employed pursuant to a three-year employment letter agreement which was entered into on January 29, 2019, and effective January 1, 2019, which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. As of December 31, 2019, $38,508 of Mr. MacPherson’s 2018 salary and $49,375 of Mr. MacPherson’s 2019 salary remained unpaid. Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2018, Mr. MacPherson was granted five year, nonqualified stock options to acquire a total of 340,519 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share. During 2019, Mr. MacPherson was granted a five-year nonqualified stock option to acquire 1,500,000 shares of common stock exercisable at $0.27 per share. In addition, during 2019, the expiration dates of (i) an option held by Mr. MacPherson and granted in 2016 to acquire 250,000 shares of common stock exercisable at $0.81 per share, and (ii) option held by Mr. MacPherson and granted in 2016 to acquire 750,000 shares of common stock exercisable at $1.20 per share, were extended to June 28, 2024.

(2)	Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish entered into an employment agreement effective as of November 16, 2014. Pursuant to his employment agreement, Mr. Pavlish agreed to be employed by the Company as Senior Vice President. Effective as of January 1, 2017, Mr. Pavlish’s annual base salary was increased to $330,000. As of December 31, 2019, $30,938 of Mr. Pavlish’s 2018 salary and $41,250 of Mr. Pavlish’s 2019 salary remained unpaid. Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2018, Mr. Pavlish was granted five year, nonqualified stock options to acquire a total of 153,125 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share. During 2019, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 600,000 shares of common stock exercisable at $0.27 per share. In addition, during 2019, the expiration dates of (i) an option held by Mr. Pavlish and granted in 2014 to acquire 2,000,000 shares of common stock exercisable at $0.74 per share, and (ii) option held by Mr. Pavlish and granted in 2015 to acquire 1,000,000 shares of common stock exercisable at $0.45 per share, were extended to June 28, 2024.

(3)	Mr. Trettel was appointed Vice President of Operations in January 2014. As of January 1, 2014, the Company and James Trettel entered into a two-year employment agreement, pursuant to which Mr. Trettel agreed to be employed by the Company as Vice President of Operations. Mr. Trettel is also entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and is eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Trettel is also entitled to participate in any stock option and incentive plans adopted by the Company. Following the end of the two year term, Mr. Trettel continues in such capacity. Effective as of January 1, 2017, Mr. Trettel’s annual base salary was increased to $300,000. As of December 31, 2019, $28,125 of Mr. Trettel’s 2018 salary and $37,500 of Mr. Trettel’s 2019 salary remained unpaid. During 2018, Mr. Trettel was granted five-year nonqualified stock options to acquire a total of 143,750 shares of common stock exercisable at prices ranging from $0.17 to $0.33 per share. During 2019, Mr. Trettel was granted a five-year nonqualified stock option to acquire 1,000,000 shares of common stock exercisable at $0.27 per share. In addition, during 2019, the expiration date of an option held by Mr. Trettel and granted in 2015 to acquire 250,000 shares of common stock exercisable at $0.42 per share was extended to June 28, 2024.

(4)	Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options issued to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value
Richard MacPherson	2019	1,500,000	$292,894
	2018	340,519	$63,722
John Pavlish	2019	600,000	$117,157
	2018	153,125	$28,633
James Trettel	2019	1,000,000	$195,262
	2018	143,750	$26,978

(5)	The amounts shown for 2019 and 2018 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match	Group Term Life Insurance	Auto Allowance and Other Benefits
Richard MacPherson	2019	$-	184	17,284
	2018	$-	202	-
John Pavlish	2019	$11,388	2,880	-
	2018	$8,795	2,880	-
James Trettel	2019	$11,200	1,530	-
	2018	$8,270	1,530	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2019 by each executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2019 by such executives.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option Expiration Date
Richard MacPherson	250,000	-	$0.81	June 28, 2024
Richard MacPherson	750,000	-	$1.20	June 28, 2024
Richard MacPherson	250,000	-	$0.28	February 5, 2023
Richard MacPherson	8,229	-	$0.29	July 6, 2023
Richard MacPherson	16,458	-	$0.21	July 6, 2023
Richard MacPherson	16,458	-	$0.17	July 31, 2023
Richard MacPherson	16,458	-	$0.25	August 31, 2023
Richard MacPherson	16,458	-	$0.26	September 30, 2023
Richard MacPherson	16,458	-	$0.20	October 31, 2023
Richard MacPherson	1,500,000	-	$0.27	June 28, 2024
John Pavlish	2,000,000	-	$0.74	June 28, 2024
John Pavlish	1,000,000	-	$0.45	June 28, 2024
John Pavlish	50,000	-	$1.15	February 10, 2022
John Pavlish	50,000	-	$0.27	February 23, 2023
John Pavlish	6,875	-	$0.29	June 8, 2023
John Pavlish	13,750	-	$0.21	June 30, 2023
John Pavlish	13,750	-	$0.17	July 31, 2023
John Pavlish	13,750	-	$0.25	August 31, 2023
John Pavlish	13,750	-	$0.26	September 30, 2023
John Pavlish	13,750	-	$0.20	October 31, 2023
John Pavlish	13,750	-	$0.33	November 30, 2023
John Pavlish	13,750	-	$0.25	December 31, 2023
John Pavlish	600,000	-	$0.27	June 28, 2024
James Trettel	250,000	-	$0.42	June 28, 2024
James Trettel	500,000	-	$1.15	February 10, 2022
James Trettel	50,000	-	$0.27	February 23, 2023
James Trettel	6,250	-	$0.29	June 8, 2023
James Trettel	12,500	-	$0.21	June 30, 2023
James Trettel	12,500	-	$0.17	July 31, 2023
James Trettel	12,500	-	$0.25	August 31, 2023
James Trettel	12,500	-	$0.26	September 30, 2023
James Trettel	12,500	-	$0.20	October 31, 2023
James Trettel	12,500	-	$0.33	November 30, 2023
James Trettel	12,500	-	$0.25	December 31, 2023
James Trettel	1,000,000	-	$0.27	June 28, 2024

Retirement and Savings Plan - 401(k)

Since November 1, 2011, the Company has maintained a Retirement and Savings Plan under IRS Code Section 401(k) (“the 401(k) Plan”). The 401(k) Plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) Plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, the Company matches 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2019 and 2018, the Company contributed $47,898 and $62,729, respectively, to the 401(k) Plan.

Director Compensation

The following table sets forth information regarding the compensation for 2019 of each non-executive member of the Board of Directors:

Name	Fees earned or paid in cash	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Christopher Greenberg	$100,000	$-	$117,157	$-	$217,157

Allan Grantham	$-	$55,040	$-	$-	$55,040

Frederick Van Zijl	$-	$63,500	$-	$-	$63,500

David M. Kaye	$-	$-	$-	$-	$-

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock awards and stock options granted to the Directors for 2019:

Name	Stock Awards (#)	FASB ASC Topic 718 Value	Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	-	$-	600,000	$117,157

Allan Grantham	229,333	$55,040	-	$-

Frederick Van Zijl	235,184	$63,500	-	$-

David M. Kaye	-	$-	-	$-

Effective as of January 1, 2017, the Chairman began to be paid $100,000 per year. As of December 31, 2019, $41,667 of Mr. Greenberg’s 2019 cash fee remained unpaid.

Mr. Van Zijl resigned as a director effective as of May 14, 2019, and Mr. Grantham resigned as a director effective as of June 4, 2019. Mr. Kaye was appointed director effective as June 5, 2019.

In connection with Mr. Van Zijl’s resignation, the Company issued an aggregate of 235,184 shares of common stock in full and complete payment for service on the Board since his appointment in October 2018. Mr. Van Zijl had not been paid any cash director fees since his appointment to the Board.

In connection with Mr. Grantham’s resignation, the Company issued an aggregate of 229,333 shares of common stock in full and complete payment for director fees due to him for 2018 and 2019. Mr. Grantham had been paid a monthly cash director fee of $6,000 per month for the months of January through April 2018, but had not since been paid any additional cash director fees.

Mr. Kaye was not paid any compensation for service on the Board in 2019.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of May 14, 2020, by: (a) our directors; (b) each other person who is known by us to own beneficially more than 5% of our outstanding shares of common stock; (c) the named executive officers identified in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. The percentages in the table are calculated on the basis of the amount of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

Name of	Number	Percent of
Beneficial Owner	of Shares	Class (7)

Richard MacPherson (1)	14,078,345	17.5%

Christopher Greenberg (2)	3,235,664	4.0%

John Pavlish (3)	4,839,070	5.9%

James Trettel (4)	2,230,685	2.8%

David M. Kaye (5)	50,000	*

Alterna Core Capital Assets Fund II, L.P., et al (6)	11,700,000	15.1%

All Executive Officers and Directors as a Group (5 persons)	24,433,764	27.9%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)	Includes 11,237,826 shares owned by Mr. MacPherson and 2,840,519 shares which Mr. MacPherson has the right to acquire upon exercise of options. Mr. MacPherson’s address is 1810 Jester Drive, Corsicana, Texas 75109.

(2)	Includes 2,064,000 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, and 1,666,664 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,035,945 shares owned by Mr. Pavlish and 3,803,125 shares which Mr. Pavlish has the right to acquire upon exercise of options. Mr. Pavlish’s address is 1810 Jester Drive, Corsicana, Texas 75109.

(4)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by Mr. Trettel’s wife and 1,893,750 shares which Mr. Trettel has the right to acquire upon exercise of options.

(5)	Includes 50,000 shares which Mr. Kaye has the right to acquire upon exercise of options.

(6)	Represents 11,700,000 shares owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Harry V. Toll, Eric M. Press, Roger P. Miller and Earle Goldin. The address for the Reporting Persons is 15 River Road, Suite 230, Wilton CT 06897.

(7)	Applicable percentage ownership for each stockholder is based on 77,747,750 shares of common stock outstanding as of May 14, 2020 plus any securities that stockholder has the right to acquire within 60 days of May 14, 2020 pursuant to options, warrants, conversion privileges or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of May 14, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party required to be disclosed under Item 404 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $329,729 in 2019 for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm.

On February 25, 2019, the Company entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest Energy LLC (“AC Midwest”), pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000 (the “AC Midwest Subordinated Note”), together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,931 (the “New AC Midwest Unsecured Note”). The New AC Midwest Unsecured Note, which has been issued in exchange for the AC Midwest Subordinated Note which has now been cancelled, will mature on August 25, 2022 (the “Maturity Date”). It bears a zero cash interest rate. If the original principal amount is paid in full on or before August 25, 2020 (18 months from issuance), AC Midwest shall be entitled to a profit participation preference equal to 0.5 times the original principal amount, and if the original principal amount is paid in full after August 25, 2020, AC Midwest shall be entitled to a profit participation preference equal to 1.0 times the original principal amount (the “Profit Share”). The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement). If the Profit Share is not paid in full on or before the Maturity Date, it shall remain subject to Unsecured Note Financing Agreement until full and final payment. As of December 31, 2019, total principal of $13,154,931 was outstanding on the New AC Midwest Unsecured Note.

In addition, on February 25, 2019, and effective as of December 15, 2018, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Amended and Restated Financing Agreement with AC Midwest which was entered into on November 1, 2016 (the “Restated Financing Agreement”) in connection with the issuance of a secured note in the original principal amount of $9,646,686 (the “AC Midwest Secured Note”). Pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance of $271,686 due under the AC Midwest Secured Note (which prior to Amendment No. 3 was due on December 15, 2018) shall be extended to August 25, 2022. In addition, AC Midwest agreed to waive the minimum EBITDA covenant contained in the Restated Financing Agreement and further to strike such covenant from the Restated Financing Agreement in its entirety as of the effective date of Amendment No. 3. As of December 31, 2019, total principal of $271,686 was outstanding on the AC Midwest Secured Note.

AC Midwest beneficially owns 5% or more of the common stock of the Company.

Director Independence

The Board of Directors consists of three members. They are Richard MacPherson, Christopher Greenberg and David M. Kaye. Christopher Greenberg is an “independent director” as defined by the listing standards of The NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Marcum LLP, our principal accountants effective as of December 17, 2018, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings were $138,697 and $90,000 for the years ended December 31, 2019 and 2018, respectively.

The aggregate fees billed for professional services rendered by Schneider Downs & Co., Inc. (“Schneider Downs”), our former principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory filings and fees in connection with our Annual Meeting of Stockholders was $75,579 for the year ended December 31, 2018.

Audit-Related Fees

For the year ended December 31, 2018, we received professional services in the amount rendered by Schneider Downs totaling $2,500 for professional services rendered by our former principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in “Audit Fees.”

Tax Fees

For the year ended December 31, 2019, we received professional services rendered by Marcum LLP in the amount of $17,860 in connection with the preparation of our tax returns and other tax compliance services.

For the year ended December 31, 2018, we received professional services rendered by Schneider Downs in the amount of $16,105 in connection with the preparation of our tax returns and other tax compliance services.

All Other Fees

For the years ended December 31, 2019 and 2018, all other fees incurred for professional services rendered by our principal accountants were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not set any pre-approval policies and procedures as of December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2019 and 2018

Consolidated Statements of Operations for Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit for Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
4.1	Description of Securities	☒
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019		10-K	04/11/2019
10.4	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.5	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended		10-K	03/30/2016
10.6	Form of Option Award Agreement (2014 Equity Incentive Plan)		8-K	02/05/2014
10.7	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014
10.8	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014
10.9	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		8-K	08/15/2014
10.10	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016
10.11	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.12	Amendment No. 1 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of June 14, 2018		8-K	06/20/2018
10.13	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018		10-Q	11/13/2018
10.14	Amendment No. 3 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.15	Senior Secured Note dated November 29, 2016		8-K	12/02/2016
10.16	Form of 2018-Unsecured Convertible Promissory Notes	☒
10.17	Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.18	Unsecured Note dated February 25, 2019		8-K	03/01/2019
10.19	Form of 2019-Unsecured Convertible Promissory Notes		10-Q	08/14/2019
10.20	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan		8-K	02/14/2017
10.21	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
14.1	Code of Ethics		10-K	03/20/2015
21.1	Subsidiaries of the registrant		10-K	04/11/2019
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: May 14, 2020	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson
Richard MacPherson	President, Chief Executive Officer	May 14, 2020
and Director (Principal Executive Officer and
Principal Financial and Accounting Officer)

/s/ Christopher Greenberg
Christopher Greenberg	Chairman of the Board and Director	May 14, 2020

/s/ David M. Kaye
David M. Kaye	Director	May 14, 2020

