Form 10-Q
period 2020-03-31
Midwest Energy Emissions Corp.
filed 2020-07-06
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission file number 000-33067

MIDWEST ENERGY EMISSIONS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	87-0398271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 Jester Drive Corsicana, Texas	75109
(Address of principal Executive offices)	(Zip Code)

(614) 505-6115

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:  None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 77,747,750 outstanding as of July 6, 2020.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) pursuant to an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies.  The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.  On May 15, 2020, we filed a current report on Form 8-K with the SEC to avail ourselves of such 45-day grace period to file this Quarterly Report provided by the Order.  In such Form 8-K, we acknowledged experiencing disruptions including, but not limited to, the limited availability of key Company personnel and professional advisors who are needed to prepare the Quarterly Report due in part to suggested and mandated social quarantining and work from home orders.  This has, in turn, delayed the Company’s ability to prepare and complete this Quarterly Report.

2

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our  management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2019 Form 10-K.  In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

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

4

Item 1. Financial Information.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three months ended March 31, 2020

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$461,300	$1,499,287
Accounts receivable	499,560	1,222,874
Inventory	464,812	513,498
Prepaid expenses and other assets	392,795	316,199
Total current assets	1,818,467	3,551,858

Property and equipment, net	2,015,754	2,082,343
Right of use asset	1,011,865	1,106,575
Intellectual property	2,482,162	2,532,462
Total assets	$7,328,248	$9,273,238

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $56,250 and $43,750)	$655,726	$1,676,757
Current portion of equipment notes payable	43,016	53,304
Current portion of operating lease liability	393,147	383,307
Note payable	183,982	-
Current portion of convertible notes payable, net of discount and issuance costs	-	990,000
Accrued interest	128,550	226,065
Customer credits	167,000	167,000
Accrued salaries	381,934	357,095
Total current liabilities	1,953,355	3,853,528

Equipment notes payable, less current portion	21,460	22,386
Operating lease liability	702,347	807,409
Convertible notes payable, net of discount and issuance costs	3,969,642	2,951,137
Profit share liability – related party	2,452,495	2,328,845
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	8,404,785	7,911,898
Total liabilities	17,775,770	18,146,889

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 77,747,750 and 76,747,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	77,748	76,748
Additional paid-in capital	48,907,085	48,708,085
Accumulated deficit	(59,432,355)	(57,658,484)

Total stockholders' deficit	(10,447,522)	(8,873,651)

Total liabilities and stockholders' deficit	$7,328,248	$9,273,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Revenues	$1,116,676	$2,787,321

Costs and expenses:
Cost of sales	930,534	2,166,340
Selling, general and administrative expenses (related party of $62,500 and $75,000)	1,171,975	1,140,195
Interest expense & letter of credit fees (related party of $502,825 and $438,645)	664,388	502,008
Loss on change in fair value of profit share	123,650	37,557
Total costs and expenses	2,890,547	3,846,100

Loss before provision for income taxes	(1,773,871)	(1,058,779)

Provision for income taxes	-	-

Net loss	$(1,773,871)	$(1,058,779)

Net loss per common share-basic and diluted:	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	77,736,639	76,246,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2020	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(1,773,871)	(1,773,871)

Balance - March 31, 2020	77,747,750	$77,748	$48,907,085	$(59,432,355)	$(10,447,522)

Three Months Ended March 31, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Capital contribution related to debt restructuring	-	-	3,412,204	-	3,412,204

Net loss	-	-	-	(1,058,779)	(1,058,779)

Balance - March 31, 2019	76,246,113	$76,246	$46,198,194	$(52,619,977)	$(6,345,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Cash flows from operating activities
Net loss	$(1,773,871)	$(1,058,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	114,640	-
Amortization of discount of notes payable	490,988	276,512
Amortization of debt issuance costs	30,406	7,174
Amortization of right to use assets	94,710	94,353
Amortization of customer acquisition costs	-	34,467
Amortization of patent rights	50,300	50,301
Depreciation expense	66,589	82,597
Loss on change in fair value of profit share	123,650	37,557
Changes in operating assets and liabilities:
Decrease in accounts receivable	723,314	673,961
(Increase) Decrease in inventory	48,686	(16,961)
Decrease in prepaid expenses and other assets	8,764	20,129
(Decrease) in accounts payable and accrued liabilities	(1,093,709)	(40,690)
(Decrease) in operating lease liability	(95,222)	(92,376)
Net cash provided by (used in) operating activities	(1,210,755)	68,245

Cash flows from financing activities:
Payment of debt issuance costs	-	(26,683)
Payments of notes payable	(16,018)	(14,892)
Payments of equipment notes payable	(11,214)	-
Proceeds from the issuance of notes payable	200,000	-
Net cash provided by (used in) financing activities	172,768	(41,575)

Net increase (decrease) in cash	(1,037,987)	26,670

Cash - beginning of period	1,499,287	584,877

Cash - end of period	$461,300	$611,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$228,458	$108,928

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Cumulative effect on accumulated deficit of lease accounting change	$-	$77,866
Stock issued for prepaid services	$200,000	$-
Capital contribution related to debt restructuring	$-	$3,412,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020, from which the accompanying condensed consolidated balance sheet dated December 31, 2019 was derived.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2020, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiary, MES, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, profit share liability, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for both of the three months ended March 31, 2020 and 2019.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at March 31, 2020 and December 31, 2019 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2020 and December 31, 2019 due to their short-term maturities.

The fair value of the promissory notes payable at March 31, 2020 and December 31, 2019 approximated the carrying amount as the notes were issued during the three months ended March 31, 2020 and 2019 at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at March 31, 2020 and December 31, 2019 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	461,300	461,300	-	-
Total Assets	$461,300	$461,300	$-	$-

Liabilities:
Promissory notes	12,894,571	-	12,894,571	-
Profit share liability	2,452,495	-	-	2,452,495
Total Liabilities	$15,347,066	$-	$12,894,571	$2,452,495

		Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,499,287	1,499,287	-	-
Total Assets	$1,499,287	$1,499,287	$-	$-

Liabilities:
Promissory notes	12,200,411	-	12,200,411	-
Profit share liability	2,328,845	-	-	2,328,845
Total Liabilities	$14,529,256	$-	$12,200,411	$2,328,845

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both March 31, 2020 and 2019, there were no material gains or losses recognized.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2020 and 2019 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020			Three months ended March 31, 2019
	United States	International	Total	United States	International	Total
Product revenue	$984,160	$85,200	$1,069,360	$2,715,282	$42,600	$2,757,882
Demonstrations & Consulting revenue	42,767	-	42,767	24,000	-	24,000
Equipment revenue	4,549	-	4,549	5,439	-	5,439
	$1,031,476	$85,200	$1,116,676	$2,744,721	$42,600	$2,787,321

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2020 and 2019, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	March 31,	March 31,
	2020	2019

Stock options	12,553,326	8,526,510
Warrants	5,690,378	4,105,398
Convertible debt	9,157,100	3,700,000
Total common stock equivalents excluded from diluted net loss per share	27,400,804	16,331,908

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2020 and December 31, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the three months ended March 31, 2020 and 2019, 100% of the Company’s revenue related to nine and eight customers, respectively. At March 31, 2020 and 2019, 100% of the Company’s accounts receivable related to seven customers, respectively.

For each of the three months ended March 31, 2020 and 2019, 86% and 96% of the Company’s purchases related to two suppliers, respectively. At March 31, 2020 and 2019, 47% and 75% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Prior to the issuance of this guidance, the accounting requirements for nonemployee and employee share-based payment transactions were significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The adoption of ASU 2018-07 did not have a material impact on its condensed consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods (beginning with the quarter ended March 31, 2021 for the Company). The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 - Going Concern and Financial Condition

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

The accompanying condensed consolidated financial statements as of March 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $59.4 million and a negative working capital of $134,888 at March 31, 2020. Additionally, the Company had a net loss in the amount of $1.8 million and cash used by operating activities of $1.2 million for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q. Although we anticipate continued significant revenues for products in be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In April 2020, the Company received loan proceeds in the amount of $299,300 pursuant to the Paycheck Protection Program under the Cares Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. Nevertheless, the Company may need to raise additional equity or debt financing. While the Company believes in its ability to raise additional funds, no assurances can be given that the Company can maintain sufficient working capital through these efforts, or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw materials	$173,692	$223,790
Work in process	59,475	43,814
Spare parts	27,632	27,632
Finished goods	204,013	218,262
	$464,812	$513,498

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	922,441	922,441
Computer equipment and software	67,126	67,126
Office equipment	27,155	27,155
Total equipment	2,982,381	2,982,381

Less: accumulated depreciation	(2,774,334)	(2,707,745)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$2,015,754	$2,082,343

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended March 31, 2020 and 2019 depreciation expense was $66,589, and $82,597, respectively.

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

License and patent costs capitalized as of March 31, 2020 and December 31,2019 are as follows:

	March 31,	December 31,
	2020	2019

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(586,833)	(536,533)
License, net	$2,482,162	$2,532,462

Amortization expense for the three months ended March 31, 2020 and 2019 was $50,300 and $50,301, respectively. Estimated annual amortization for each of the next five years is $201,200.

Note 7 - Note Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan is paid in full on February 26, 2021. The note is secured by substantially all of the assets of MES, Inc. Interest expense for the three months ended March 31, 2020 was $1,410.

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9), bear interest at 10% per annum, are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	2,600,000	2,600,000

Total convertible notes payable before discount	4,450,000	4,450,000

Less discounts and debt issuance costs	(480,358)	(508,863)

Total convertible notes payable	3,969,642	3,941,137

Less current portion	-	(990,000)

Convertible notes payable, net of current portion	$3,969,642	$2,951,137

As of March 31, 2020, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2021	$-
2022	-
2023	990,000
2024	860,000
2025	2,600,000
$4,450,000

As of March 31, 2020, the remaining future amortization of discounts are as follows:

Twelve months ended March 31,	Discounts
2021	$114,334
2022	114,334
2023	114,334
2024	101,604
2025	35,752
$480,358

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “New AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest beneficially owns 5% or more of the common stock of the Company. The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended March 31, 2020 and 2019 was $9,937 and $40,753, respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restate Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both March 31, 2020 and December 31, 2019, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(4,750,146)	(5,243,033)

Total unsecured note payable	8,404,785	7,911,898

Less current portion	-	-

Unsecured note payable, net of current portion	$8,404,785	$7,911,898

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the three months ended March 31, 2020 and 2019 was $462,483 and 273,526, respectively. As of March 31, 2020, the unamortized balance of the discount was $4,750,146.

The New AC Midwest Unsecured Note, which has been issued in exchange for the AC Midwest Subordinated Note which has now been cancelled, will mature on August 25, 2022 (the “Maturity Date”). It bears a zero cash interest rate.

If the original principal amount is paid in full on or before August 25, 2020 (18 months from issuance), AC Midwest shall be entitled to a profit participation preference equal to 0.5 times the original principal amount, and if the original principal amount is paid in full after August 25, 2020, AC Midwest shall be entitled to a profit participation preference equal to 1.0 times the original principal amount (the “Profit Share”). The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property (see Note 11), Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement).

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. This was calculated with discounted cash flow model, with the following key valuation assumptions: estimated term of seventeen years with $250,000 paid quarterly after the first three years, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing managements estimates.

The following are the changes in the profit share liabilities during the three months ended March 31, 2020 and 2019.

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Loss on change in fair value of profit share	123,650
Profit Share as of March 31, 2020	$2,452,495

Profit Share as of January 1, 2019	$-
Addition	1,954,383
Loss on change in fair value of profit share	37,557
Profit Share as of March 31, 2019	$1,991,940

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $62,500 in 2020 for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm.  At March 31, 2020 and December 31, 2019, $56,250 and $43,750, respectively, was owed to the firm for services rendered.

Note 10 - Operating Leases

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2021	$438,840
2022	438,840
2023	252,567
2024	45,000
Total	1,175,247
Less discount	(79,753)
Total lease liabilities	1,095,494
Less current portion	(364,213)
Operating lease obligation, net of current portion	$731,281

The weighted average remaining lease term for operating leases is 2.94 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the three months ended March 31, 2020, payments on lease obligations were $109,710 and amortization on the right of use assets was $94,710.

For the three months ended March 31, 2020, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

Three Months Ended March 31, 2020

Operating lease cost	$95,222
Short-term lease cost (1)	1,770
Total lease cost	$96,992

(1)	Short-term lease costs includes any lease with a term of less than 12 months

Note 11 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2020 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period. Revenue reported during interim periods were recorded based on the facts and circumstances at the time and any differences noted when the final revenue is determined is considered to be a change in estimate for the period.

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

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (“IPR”) with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate certain claims to the ‘114 Patent.  On May 27, 2020, such defendants filed two additional petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘147 Patent.  The Company believes that all of the foregoing claims of invalidity are without merit.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued for prepaid services.  For the three months ended March 31, 2020 and 2019, stock based compensation amounted to $114,640 and $0, respectively.  Such expense is classified in selling, general and administrative expenses.

Common Stock

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, the Company issued 1,000,000 shares of common stock of the Company to such third party as and for the entire compensation to be paid for all services to be rendered during the term. These shares of common stock were valued at $200,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over one year.

Stock Options

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

A summary of stock option activity for the three months ended March 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2020	12,553,326	$0.55	4.02	$927
Grants	-	-	-
Expirations	-	-	-
March 31, 2020	12,553,326	$0.55	3.77	$-

Options exercisable at:
March 31, 2020	12,553,326	$0.55	3.77	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.16 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

Note 13 - Warrants

Sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor of 100%, a risk-free interest rate and the life of the warrant for the exercise period.

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2020	5,690,378	$0.63	3.72	$-
Grants	-	-	-
Expirations	-	-	-
March 31, 2020	5,690,378	$0.63	3.47	$-

Warrants exercisable at:
March 31, 2020	5,690,378	$0.63	3.47	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.16 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about common stock warrants outstanding at March 31, 2020:

Outstanding and Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,460,000		4.20	$0.70
0.45	150,000		0.67	0.45
0.35	1,080,378	*	0.88	0.35
$0.35-$0.70	5,690,378		3.47	$0.63

* 205,000 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 - Subsequent Events

On April 14, 2020, the Company received loan proceeds in the amount of $299,300 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The loan, which is in the form of a Note dated April 14, 2020, matures on April 14, 2022 and bears interest at a rate of 1.0% per annum, with one interest payment on April 14, 2021 and one principal and interest payment on maturity. The principal and accrued interest under the PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.

On June 15, 2020, the Company granted a nonqualified stock option to the Company’s controller to acquire 250,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan.  The option granted is exercisable at $0.19 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan.  Fifty percent (50.0%) of the option is exercisable immediately and the balance shall vest and become exercisable on April 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Information.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

Results of Operations

Revenues

We generated revenues of approximately $1,117,000 and $2,787,000 for the three months ended March 31, 2020 and 2019, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $1,069,000 and $2,758,000 for the three months ended March 31, 2020 and 2019, respectively.  The decrease from the prior year period is primarily due to decreased generation in the coal fired power sector principally due to renewables and low natural gas prices.

Equipment sales and other revenues for the three months ended March 31, 2020 and 2019 were approximately $47,000 and $29,000, respectively.  This increase was primarily due to increased demonstration revenues in the first quarter of 2020 compared to the same period last year.

Costs and Expenses

Total costs and expenses were approximately $2,891,000 and $3,846,000 during the three months ended March 31, 2020 and 2019, respectively. The decrease in costs and expenses from the prior year is primarily attributable to the decrease in cost of sales principally due to the decrease in sales.   This was partially offset by increases in selling, general and administrative expenses and interest expense, and an increase in loss on change in fair value of profit share.

Cost of sales were approximately $931,000 and $2,166,000 for the three months ended March 31, 2020 and 2019, respectively.  This year to date decrease in cost of sales is primarily attributable to decreased sales.

Selling, general and administrative expenses were approximately $1,172,000 and $1,140,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in selling, general and administrative expenses is primarily attributed to an increase of stock-based compensation and accounting related fees compared to the comparable period of 2019. This was offset by a decrease in salaries, legal, and investor relation related fees.

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $124,000 and $38,000 for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributed to an increase in the fair value of the profit share liability.

Interest expense related to the financing of capital was approximately $664,000 and $502,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in the three months ended 2020 is due to the incentives provided with the notes issued in 2019, offset by the reduced interest on the notes payable. The breakdown of interest expense for the three months ended March 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Interest expense on notes payable	$143	$218
Amortization of discount of notes payable	491	277
Amortization of debt issuance costs	30	7

	$664	$502

Net Income (Loss)

For the three months March 31, 2020 and 2019, we had a net loss of approximately $1,774,000 and $1,059,000.  The change in net loss for the three months ended March 31, 2020 compared to the prior year period is primarily due to the decrease in sales partially offset by the decrease in total costs and expenses principally due to the decrease in cost of sales.

Liquidity and Capital Resources

We had approximately $461,000 in cash on our balance sheet at March 31, 2020 compared to approximately $1,499,000 at December 31, 2019.  Total current assets were approximately $1,818,000 and total current liabilities were approximately $1,953,000 at March 31, 2020, resulting in a working capital deficit of approximately $135,000.  This compares to total current assets of approximately $3,552,000 and total current liabilities of approximately $3,854,000 at December 31, 2019, resulting in a working capital deficit of approximately $302,000.  Our accumulated deficit was approximately $59.4 million at March 31, 2020 compared to $57.7 million at December 31, 2019. Additionally, we had a net loss in the amount of approximately $1,774,000 and cash used in operating activities of approximately $1,211,000 for the three months ended March 31, 2020.

During 2018, we restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, we completed the restructuring of our unsecured and secured debt obligations held by a principal shareholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June through October 2019, we sold $2,600,000 new convertible notes which mature in 2024 to investors. Nevertheless, the accompanying condensed consolidated financial statements as of March 31, 2020 have been prepared assuming we will continue as a going concern. As reflected in the condensed consolidated financial statements included with this report, we had an accumulated deficit of approximately $59.4 million and a negative working capital of approximately $135,000 at March 31, 2020. Additionally, we had a net loss in the amount of approximately $1.8 million and cash used in operating activities of $1.2 million for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Quarterly Report on Form 10-Q.  Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000, and in April 2020, we received loan proceeds in the amount of $299,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. The principal and accrued interest under the PPP Loan is forgivable if we use the PPP Loan proceeds for eligible purposes during an 8 or 24 week period from the date of the loan, including payroll, benefits, rent and utilities, and we otherwise comply with the PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements. Notwithstanding the foregoing loans, we may need to raise additional equity or debt financing. While we believe in our ability to raise additional funds, no assurances can be given that we can maintain sufficient working capital through these efforts, or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

Total assets were approximately $7,328,000 at March 31, 2020 versus approximately $9,273,000 at December 31, 2019. The change in total assets is primarily attributable to decreases in cash and accounts receivable.

Total liabilities were approximately $17,776,000 at March 31, 2020 versus approximately $18,147,000 at December 31, 2019.  The decrease in liabilities is primarily due to a decrease in accounts payable and accrued expenses partially offset by increases in secured note payable, profit share liability and unsecured convertible notes payable, net of discount and issuance costs.

Net cash used in operating activities was approximately $1,211,000 for the three months ended March 31, 2020 compared to net cash provided from operating activities of approximately $68,000 for the three months ended March 31, 2019.  This change is primarily attributable to a decrease in accounts payable and accrued liabilities, offset by a decrease in accounts receivable and decrease in inventory.

There was no cash from or used by investing activities for the three months ended March 31, 2020 and 2019.

Net cash provided by financing activities was approximately $173,000 for the three months ended March 31, 2020 compared to net cash used in financing activities of approximately $42,000 for the three months ended March 31, 2019.   During the three months ended March 31, 2020, the Company received $200,000 from the issuance of notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net loss	$(1,774)	$(1,059)

Non-GAAP adjustments:
Depreciation and amortization	212	262
Interest and letter of credit fees	664	502
Income taxes	-	-
Stock based compensation	115	-

Adjusted EBITDA	$(783)	$(295)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (who is the same person), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting, which are common to many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Certain actions have been taken to address certain aspects of the material weaknesses disclosed above.  As of January 1, 2020, we replaced our previous accounting software with a more efficient software package to manage our business activities and accounting needs.  Although we no longer have a full-time CFO, during the fourth quarter of 2019 we hired a new full-time Controller at our Corsicana, Texas location, closed our Lewis Center, Ohio office and moved our corporate headquarters to our Corsicana, Texas address which has allowed us to consolidate our manufacturing and distribution activities, bookkeeping and accounting at one location. Also, in the fourth quarter of 2019, we hired a financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters.  We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2020 and beyond.  Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is hereby made to the Annual Report on Form 10-K for the year ended December 31, 2019 for information on patent litigation initiated by us on July 17, 2019 against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company.  In the lawsuit, the Company alleges that each of the defendants has willfully infringed the Company’s ‘114 Patent and ‘147 Patent and seeks a permanent injunction from further acts of infringement and monetary damages.  Such litigation is currently pending and in its early stages.

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (“IPR”) with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate certain claims to the ‘114 Patent. On May 27, 2020, such defendants filed two additional petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘147 Patent.  The Company believes that all of the foregoing claims of invalidity are without merit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, we issued 1,000,000 shares of common stock to such third party as and for the entire compensation to be paid for all services to be rendered during the term.  The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*

Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101*

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Unaudited Balance Sheets, (ii) the Condensed Consolidated Unaudited Statements of Operations, (iii) the Condensed Consolidated Unaudited Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Unaudited Statements of Cash Flows, and (v) Notes to Condensed Consolidated Unaudited Financial Statements

_______

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: July 6, 2020	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

