Form 10-Q
period 2020-06-30
Midwest Energy Emissions Corp.
filed 2020-08-19
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 77,747,750 outstanding as of August 19, 2020.

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

3

Item 1. Financial Information.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three and six months ended June 30, 2020

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019
(UNAUDITED)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$595,338	$1,499,287
Accounts receivable	934,048	1,222,874
Inventory	461,398	513,498
Prepaid expenses and other assets	272,509	316,199
Total current assets	2,263,293	3,551,858

Property and equipment, net	1,956,159	2,082,343
Right of use asset	913,889	1,106,575
Intellectual property	2,421,096	2,532,462
Total assets	$7,554,437	$9,273,238

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $93,750 and $43,750)	$1,199,045	$1,676,757
Current portion of equipment notes payable	39,287	53,304
Current portion of operating lease liability	399,581	383,307
Note payable	135,309	-
Current portion of convertible notes payable	-	990,000
Accrued interest	268,034	226,065
Customer credits	167,000	167,000
Accrued salaries	525,019	357,095
Total current liabilities	2,733,275	3,853,528

Equipment notes payable, less current portion	13,844	22,386
Operating lease liability	596,386	807,409
Note payable	299,300	-
Convertible notes payable, net of discount and issuance costs	3,997,634	2,951,137
Profit share liability – related party	2,076,455	2,328,845
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	8,897,675	7,911,898
Total liabilities	18,886,255	18,146,889

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 77,747,750 and 76,747,750 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	77,748	76,748
Additional paid-in capital	48,927,006	48,708,085
Accumulated deficit	(60,336,572)	(57,658,484)

Total stockholders’ deficit	(11,331,818)	(8,873,651)

Total liabilities and stockholders’ deficit	$7,554,437	$9,273,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Revenues	$1,883,502	$2,509,749	$3,000,178	$5,297,070

Costs and expenses:
Cost of sales	1,385,849	1,794,985	2,316,383	3,961,325
Selling, general and administrative expenses (related party of $62,500, $69,289, $125,000, and $144,289)	1,133,470	2,790,011	2,305,445	3,930,206
Interest expense & letter of credit fees (related party of $503,190, $503,077, $1,006,015, and $941,722)	650,359	565,611	1,314,747	1,067,619
(Gain) loss on change in fair value of profit share	(376,040)	105,715	(252,390)	143,272
Gain on sale of equipment	(5,919)	-	(5,919)	-
Total costs and expenses	2,787,719	5,256,322	5,678,266	9,102,422

Loss before provision for income taxes	(904,217)	(2,746,573)	(2,678,088)	(3,805,352)

Provision for income taxes	-	-	-	-

Net loss	$(904,217)	$(2,746,573)	$(2,678,088)	$(3,805,352)

Net loss per common share-basic and diluted:	$(0.01)	$(0.04)	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic and diluted	77,747,750	76,278,400	77,742,225	76,327,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2020	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(1,773,871)	(1,773,871)

Balance - March 31, 2020	77,747,750	77,748	48,907,085	(59,432,355)	(10,447,522)

Issuance of stock options	-	-	19,921	-	19,921

Net loss	-	-	-	(904,217)	(904,217)

Balance - June 30, 2020	77,747,750	$77,748	$48,927,006	$(60,336,572)	$(11,331,818)

Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Capital contribution related to debt restructuring	-	-	3,412,204	-	3,412,204

Net loss	-	-	-	(1,058,779)	(1,058,779)

Balance - March 31, 2019	76,246,113	$76,246	$46,198,194	$(52,619,977)	$(6,345,537)

Stock issued per resignation agreements	464,517	464	118,076	-	118,540

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration dates	-	-	745,989	-	745,989

Issuance of warrants, recorded as discount on convertible notes payable	-	-	197,664	-	197,664

Net loss	-	-	-	(2,746,573)	(2,746,573)

Balance - June 30, 2019	76,710,630	$76,710	$48,158,130	$(55,366,550)	$(7,131,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Cash flows from operating activities
Net loss	$(2,678,088)	$(3,805,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – amortization of prepaid services	249,749	1,762,736
Amortization of discount of notes payable	981,462	713,084
Amortization of debt issuance costs	60,812	70,036
Amortization of right to use assets	192,686	188,841
Amortization of customer acquisition costs	-	34,467
Amortization of patent rights	111,366	100,602
Depreciation expense	122,604	163,035
Gain on sale of equipment	(5,919)	-
(Gain) Loss on change in fair value of profit share	(252,390)	143,272
Changes in operating assets and liabilities
Decrease in accounts receivable	288,826	401,972
(Increase) Decrease in inventory	52,100	(62,136)
(Increase) Decrease in prepaid expenses and other assets	13,862	(7,329)
Decrease in accounts payable and accrued liabilities	(267,820)	(21,097)
Decrease in operating lease liability	(194,749)	(188,805)
Net cash used in operating activities	(1,325,499)	(506,674)

Cash flows from investing activities
Cash received from sale of equipment	9,500	-
Net cash provided by investing activities	9,500	-

Cash flows from financing activities
Payment of debt issuance costs	-	(26,683)
Payments of notes payable	(64,691)	(30,646)
Payments of equipment notes payable	(22,559)	-
Proceeds from the issuance of convertible promissory notes and related warrants	-	1,300,000
Proceeds from the issuance of notes payable	499,300	-
Net cash provided by financing activities	412,050	1,242,671

Net increase (decrease) in cash and cash equivalents	(903,949)	735,997

Cash and cash equivalents - beginning of period	1,499,287	584,877

Cash and cash equivalents - end of period	$595,338	$1,320,874

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$228,458	$121,084
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$-	$77,866
Stock issued for prepaid services	$200,000	$-
Discount on convertible promissory notes payable	$-	$197,664
Net adjustment for extension of lease	$-	$145,267
Capital contribution related to debt restructuring	$-	$3,412,204

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2020, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiary, MES, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Restatement of previously issued financial statements (unaudited)

On April 13, 2020, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 (relating to the New AC Midwest Unsecured Note) should have been accounted for as a capital transaction. Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the consolidated balance sheets of the financial statements. For more information please review Note 14 in the Form 10-K filed on May 14, 2020 which includes the restated financial statements. Accordingly, the restated amounts are reflected in the results of operations in this Form 10-Q for the three and six months ended June 30, 2019.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for both of the three and six months ended June 30, 2020 and 2019.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at June 30, 2020 and December 31, 2019 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2020 and December 31, 2019 due to their short-term maturities.

The fair value of the promissory notes payable at June 30, 2020 and December 31, 2019 approximated the carrying amount as the notes were issued during the six months ended June 30, 2020 and 2019 at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at June 30, 2020 and December 31, 2019 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	595,338	595,338	-	-
Total Assets	$595,338	$595,338	$-	$-

Liabilities
Promissory notes	13,654,735	-	13,654,735	-
Profit share liability – related party	2,076,455	-	-	2,076,455
Total Liabilities	$15,731,190	$-	$13,654,735	$2,076,455

		Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,499,287	1,499,287	-	-
Total Assets	$1,499,287	$1,499,287	$-	$-

Liabilities
Promissory notes	12,200,411	-	12,200,411	-
Profit share liability	2,328,845	-	-	2,328,845
Total Liabilities	$14,529,256	$-	$12,200,411	$2,328,845

Foreign Currency Transactions

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). Transactions denominated in currencies other than the U.S. Dollar are re-measured to the U.S. Dollar at the period-end exchange rates. Any associated transactional currency re-measurement gains and losses are recognized in current operations. At both June 30, 2020 and 2019, there were no material gains or losses recognized.

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2020, and 2019 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three months ended June 30, 2020, and 2019.

	Three months ended June 30, 2020			Three months ended June 30, 2019
	United States	International	Total	United States	International	Total
Product revenue	$1,809,115	$28,400	$1,837,515	$2,149,468	$170,040	$2,319,508
Demonstrations & Consulting revenue	39,335	-	39,335	81,832	95,543	177,375
Equipment revenue	2,895	3,757	6,652	12,866	-	12,866
	$1,851,345	$32,157	$1,883,502	$2,244,166	$265,583	$2,509,749

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the six months ended June 30, 2020, and 2019.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	United States	International	Total	United States	International	Total
Product revenue	$2,793,485	$113,600	$2,907,085	$4,864,749	$212,640	$5,077,389
Demonstrations & Consulting revenue	81,892	-	81,892	105,832	95,543	201,375
Equipment revenue	7,444	3,757	11,201	18,306	-	18,306
	$2,882,821	$117,357	$3,000,178	$4,988,887	$308,183	$5,297,070

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2020 and 2019, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	June 30,	June 30,
	2020	2019

Stock Options	12,447,326	12,563,326
Warrants	5,690,378	4,102,098
Convertible debt	9,414,200	6,300,000
Total common stock equivalents excluded from diluted net loss per share	27,551,904	22,965,424

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2020 and December 31, 2019 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the six months ended June 30, 2020 and 2019, 100% of the Company’s revenue related to nine and eight customers respectively. At June 30, 2020 and 2019, 100% of the Company’s accounts receivable related to seven customers, respectively.

For each of the six months ended June 30, 2020 and 2019, 83% and 91% of the Company’s purchases related to two suppliers, respectively. At June 30, 2020 and 2019, 59% and 71% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The accompanying condensed consolidated financial statements as of June 30, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $60.3 million and a negative working capital of $469,982 at June 30, 2020. Additionally, the Company had a net loss in the amount of $2.7 million and cash used by operating activities of $1.3 million for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q. Although we anticipate continued significant revenues for products in be used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In April 2020, the Company received loan proceeds in the amount of $299,300 pursuant to the Paycheck Protection Program under the Cares Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. Nevertheless, the Company may need to raise additional equity or debt financing. While the Company believes in its ability to raise additional funds, no assurances can be given that the Company can maintain sufficient working capital through these efforts, or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw Materials	$216,758	$223,790
Work in Process	16,397	43,814
Spare Parts	27,632	27,632
Finished goods	200,611	218,262
	$461,398	$513,498

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	895,587	922,441
Computer equipment and software	67,126	67,126
Office equipment	27,155	27,155
Total equipment	2,955,527	2,982,381

Less: accumulated depreciation	(2,807,075)	(2,707,745)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,956,159	$2,082,343

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended June 30, 2020 and 2019 depreciation expense was $56,015, and $80,438, respectively. During the six months ended June 30, 2020 and 2019 depreciation expense was $122,604, and $163,035, respectively.

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

License and patent costs capitalized as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(647,899)	(536,533)
License, net	$2,421,096	$2,532,462

Amortization expense for the three months ended June 30, 2020 and 2019 was $61,066 and $50,301, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $111,366 and $100,602, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 –Notes Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan is paid in full on February 26, 2021. The note is secured by substantially all of the assets of MES, Inc. During the six months ended June 30, 2020 the Company repaid $64,691 of principal and $5,216 of interest.

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

Note 8 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9), bear interest at 10% per annum, are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	2,600,000	2,600,000

Total convertible notes payable before discount	4,450,000	4,450,000

Less discounts and debt issuance costs	(452,366)	(508,863)

Total convertible notes payable	3,997,634	3,941,137

Less current portion	-	(990,000)

Convertible notes payable, net of current portion	$3,997,634	$2,951,137

As of June 30, 2020, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2021	$-
2022	-
2023	1,550,000
2024	1,600,000
2025	1,300,000
$4,450,000

As of June 30, 2020, the remaining future amortization of discounts are as follows:

Twelve months ended June 30,	Discounts
2021	$114,040
2022	114,040
2023	113,742
2024	98,149
2025	12,395
$452,366

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “New AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended June 30, 2020 and 2019 was $10,301. Interest expense for the six months ended June 30, 2020 and 2019 was $20,238 and $20,490 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both June 30, 2020 and December 31, 2019, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(4,257,256)	(5,243,033)

Total unsecured note payable	8,897,675	7,911,898

Less current portion	-	-

Unsecured note payable, net of current portion	$8,897,675	$7,911,898

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the six months ended June 30, 2020 and 2019 was $985,777 and $766,415, respectively. As of June 30, 2020, the unamortized balance of the discount was $4,257,256.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. This was calculated with discounted cash flow model, with the following key valuation assumptions: estimated term of eighteen years with $1 million paid yearly after the first five years, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing managements estimates.

The following are the changes in the profit share liabilities during the six months ended June 30, 2020 and 2019.

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Gain on change in fair value of profit share	(252,390)
Profit Share as of June 30, 2020	$2,076,455

Profit Share as of January 1, 2019	$-
Addition	1,954,383
Loss on change in fair value of profit share	143,272
Profit Share as of June 30, 2019	$2,097,655

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $100,000 in 2020 for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At June 30, 2020 and December 31, 2019, $93,750 and $43,750, respectively, was owed to the firm for services rendered.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2021	$438,840
2022	429,760
2023	163,187
2024	30,000
Total	1,061,787
Less discount	(65,820)
Total lease liabilities	995,967
Less current portion	(399,581)
Operating lease obligation, net of current portion	$596,386

The weighted average remaining lease term for operating leases is 2.69 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the six months ended June 30, 2020, payments on lease obligations were $219,420 and amortization on the right of use assets was $192,686.

For the three and six months ended June 30, 2020, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Operating lease cost	$101,908	$197,130
Short-term lease cost (1)	1,770	3,540
Total lease cost	$103,678	$200,670

_____________

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

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (“IPR”) with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate certain claims to the ‘114 Patent on May 27, 2020, such defendants filed two additional petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘147 Patent. On or about July 15, 2020, AEP Generation Resources, Inc., another defendant in the above action, filed four petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘114 Patent and ‘147 Patent. The Company believes that all of the foregoing claims of invalidity are without merit. (See Note 14 for information on the fleetwide license and supply agreement executed on July 30, 2020 with Vistra Corp.)

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued for prepaid services. For the three months ended June 30, 2020 and 2019, stock based compensation amounted to $135,109 and $1,762,736, respectively. For the six months ended June 30, 2020 and 2019, stock based compensation amounted to $249,749 and $1,762,736, respectively. Such expense is classified in selling, general and administrative expenses.

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

A summary of stock option activity for the six months ended June 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2020	12,553,326	$0.55	4.02	$927
Grants	250,000	0.19	5.00
Expirations	(356,000)	0.59	-
June 30, 2020	12,447,326	$0.54	3.60	$1,734

Options exercisable at:
June 30, 2020	12,322,326	$0.54	3.59	$1,734

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.19 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

The Company utilized the Black-Scholes options pricing model to value its options granted. The assumptions used for options granted during the six months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Exercise price	$0.19	$0.27
Expected dividends	0%	0%
Expected volatility	103%	100%
Risk free interest rate	0.33%	3%
Expected life	5 years	5 years

On June 15, 2020, the Company granted nonqualified stock options to acquire an aggregate of 250,000 shares of the Company’s common stock under the Company’s 2017 Equity Plan to an employee. The options granted are exercisable at $0.19 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Plan. Fifty percent of the options are fully vested and exercisable as of the date of grant and fifty percent of the options vest on April 1, 2021. The options will expire five years from the date of grant. Based on a Black-Scholes valuation model, these options were valued at $37,882 in accordance with FASB ASC Topic 718 which will be expensed over the vesting period in selling, general and administrative expenses within the Company’s consolidated statements of operations.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2020	5,690,378	$0.63	3.72	$-
Grants	-	-	-
Expirations	-	-	-
June 30, 2020	5,690,378	$0.63	3.23	$-

Warrants exercisable at:
June 30, 2020	5,690,378	$0.63	3.23	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.19 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about common stock warrants outstanding at June 30, 2020:

Outstanding and Exercisable
Exercise Price	Number Outstanding		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,460,000		3.95	$0.70
0.45	150,000		0.42	0.45
0.35	1,080,378	*	0.63	0.35
$0.35-$0.70	5,690,378		3.23	$0.63

__________

* 205,000 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

Note 14 – Subsequent Events

On July 8, 2020, the Board of Directors of the Company approved an amendment to the 2017 Equity Incentive Plan (the “2017 Plan”) to increase the maximum number of shares of common stock that may be issued under the 2017 Plan from 8,000,0000 to 12,000,000 shares. On the same date, the Company granted nonqualified stock options to the following executive officers to each acquire 500,000 shares of the Company’s common stock: Richard MacPherson (President and Chief Executive Officer), John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations); and, also granted nonqualified stock options to the following persons to each acquire 250,000 shares of the Company’s common stock: Christopher Greenberg (Chairman of the Board) and David M. Kaye (director). All of such options were granted under the 2017 Plan and are exercisable at $0.19 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter.

On July 30, 2020, the Company and Vistra Corp. executed a multi-year fleetwide license and supply agreement to provide Vistra a non-exclusive license to certain Company patents for use in connection with Vistra’s coal-fired power plants, and to facilitate the parties’ ongoing business relationship. Such patents licensed to Vistra relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. The Company has dismissed all claims brought against Vistra in the patent litigation initiated by the Company and Vistra has agreed to withdraw from petitions for IPR filed with the USPTO. See Note 11. These proceedings will continue with respect to the other parties involved.

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

The MATS regulation has been subject to legal challenge, and in June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants. The Court remanded the case back to the U.S. Court of Appeals for the District of Columbia Circuit for further proceedings, but left the rule in place. In December 2015, the D.C. Circuit remanded the rule back to the EPA for further consideration while allowing MATS to remain in effect pending the EPA’s finding; the Supreme Court later denied a petition challenging the lower court’s decision to remand without vacating. On April 14, 2016, EPA issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding is under review by the D.C. Circuit, and the Company is unable to predict with certainty the outcome of these proceedings. On April 18, 2017, EPA asked the court to place that litigation in abeyance, stating that the Agency is reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request on April 27, 2017, and ordered EPA to file 90-day status reports starting July 26, 2017. In February 2019, the EPA published a proposed revised supplemental cost-benefits finding for MATS in which EPA proposed to conclude that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS. Nevertheless, the EPA proposed to leave the MATS rule in place. At the same time, EPA also requested public comment on whether MATS may or must be rescinded if EPA reversed its earlier conclusion that it is “appropriate and necessary” to regulate power plant emissions of mercury and other hazardous air pollutants under the statutory provision authorizing MATS. Following the close of the public comment period, on April 16, 2020, the EPA issued a final rule which finalized the proposed supplemental cost-benefits finding in substantially the form proposed in 2019. The final rule withdraws EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but leaves the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by EPA. EPA’s final action will almost certainly be challenged in the courts, some of which has already begun, both by those who favor retention of MATS (such as the electric utility industry) and by those who oppose it (such as certain coal interests and deregulatory groups). This litigation could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

On July 30, 2020, we executed a multi-year fleetwide license and supply agreement with Vistra Corp. (“Vistra”) to provide Vistra a non-exclusive license to certain of our patents for use in connection with Vistra’s coal-fired power plants, and to facilitate the parties’ ongoing business relationship. Such patents licensed to Vistra relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Pursuant thereto, Vistra has agreed to purchase from the Company a certain amount of product or services or pay us a certain amount quarterly over a four year period.

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

Results of Operations

Revenues

We generated revenues of approximately $1,884,000 and $2,510,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $3,000,000 and $5,297,000 for the six months ended June 30, 2020 and 2019, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $1,838,000 and $2,320,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $2,907,000 and $5,077,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease from the prior year period is primarily due to decreased generation in the coal fired power sector principally due to renewables and low natural gas prices.

Equipment sales and other revenues for the three months ended June 30, 2020 and 2019 were approximately $46,000 and $190,000, respectively and approximately $93,000 and $220,000 for the six months ended June 30, 2020 and 2019, respectively. This decrease was primarily due to decreased demonstration revenues in the first and second quarters of 2020 compared to the same periods last year.

Costs and Expenses

Total costs and expenses were approximately $2,788,000 and $5,256,000 during the three months ended June 30, 2020 and 2019, respectively and approximately $5,678,000 and $9,102,000 during the six months ended June 30, 2020 and 2019, respectively. The decrease in costs and expenses from the prior year is primarily attributable to the decrease in cost of sales principally due to the decrease in sales, as well as a decrease in selling, general and administrative expenses and a gain on change in fair value of profit share. This was partially offset by increases in interest expense.

Cost of sales were approximately $1,386,000 and $1,795,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $2,316,000 and $3,961,000 for the six months ended June 30, 2020 and 2019, respectively. This year to date decrease in cost of sales is primarily attributable to decreased sales.

Selling, general and administrative expenses were approximately $1,133,000 and $2,790,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $2,305,000 and $3,930,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in stock-based compensation compared to the comparable period of 2019.

Interest expense related to the financing of capital was approximately $650,000 and $566,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $1,315,000 and $1,068,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in 2020 is due to the incentives provided with the notes issued in 2019, offset by the reduced interest on the notes payable. The breakdown of interest expense for the three and six months ended March 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)

Interest expense on notes payable	$129	$67	$273	$285
Amortization of discount of notes payable	490	436	981	713
Amortization of debt issuance costs	31	63	61	70

	$650	$566	$1,315	$1,068

(Gain) loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $(376,000) and $106,000 for the three months ended June 30, 2020 and 2019, respectively and approximately $(252,000) and $143,000 for the six months ended June 30, 2020 and 2019, respectively. The change is primarily attributed to a decrease in the fair value of the profit share liability.

Net Income (Loss)

For the three months ended June 30, 2020 and 2019, we had a net loss of approximately $904,000 and $2,747,000, respectively. Although revenues decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, the net loss for the three months ended June 30, 2020 compared to the prior year period decreased by approximately $1,842,000 primarily due to the substantial decrease in total costs and expenses principally due to the decrease in stock based compensation allocated in selling, general and administrative expenses and the gain recognized during the three months ended June 30, 2020 from the on change in fair value of profit share.

For the six months ended June 30, 2020 and 2019, we had a net loss of approximately $2,678,000 and $3,805,000, respectively. Although revenues decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, the net loss for the six months ended June 30, 2020 compared to the prior year period decreased by approximately $1,127,000 primarily due to the substantial decrease in total costs and expenses principally due to the decrease in stock based compensation allocated in selling, general and administrative expenses and the gain recognized during the six months ended June 30, 2020 from the on change in fair value of profit share.

Liquidity and Capital Resources

We had approximately $595,000 in cash on our balance sheet at June 30, 2020 compared to approximately $1,499,000 at December 31, 2019. Total current assets were approximately $2,263,000 and total current liabilities were approximately $2,733,000 at June 30, 2020, resulting in a working capital deficit of approximately $470,000. This compares to total current assets of approximately $3,552,000 and total current liabilities of approximately $3,854,000 at December 31, 2019, resulting in a working capital deficit of approximately $302,000. Our accumulated deficit was approximately $60.3 million at June 30, 2020 compared to $57.7 million at December 31, 2019. Additionally, we had a net loss in the amount of approximately $2,678,000 and cash used in operating activities of approximately $1,325,000 for the six months ended June 30, 2020.

During 2018, we restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, we completed the restructuring of our unsecured and secured debt obligations held by a principal shareholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June through October 2019, we sold $2,600,000 new convertible notes which mature in 2024 to investors. Nevertheless, the accompanying condensed consolidated financial statements as of June 30, 2020 have been prepared assuming we will continue as a going concern. As reflected in the condensed consolidated financial statements included with this report, we had an accumulated deficit of approximately $60.3 million and a negative working capital of approximately $470,000 at June 30, 2020. Additionally, we had a net loss in the amount of approximately $2.7 million and cash used in operating activities of $1.3 million for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Quarterly Report on Form 10-Q. Although we anticipate continued significant revenues for products to be used in MATS compliance activities, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000, and in April 2020, we received loan proceeds in the amount of $299,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. The principal and accrued interest under the PPP Loan is forgivable if we use the PPP Loan proceeds for eligible purposes during an 8 or 24 week period from the date of the loan, including payroll, benefits, rent and utilities, and we otherwise comply with the PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements. Notwithstanding the foregoing loans, we may need to raise additional equity or debt financing. While we believe in our ability to raise additional funds, no assurances can be given that we can maintain sufficient working capital through these efforts, or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

Total assets were approximately $7,554,000 at June 30, 2020 versus approximately $9,273,000 at December 31, 2019. The change in total assets is primarily attributable to decreases in cash and accounts receivable.

Total liabilities were approximately $18,886,000 at June 30, 2020 versus approximately $18,147,000 at December 31, 2019. The increase in liabilities is primarily due to an increase in notes payable and convertible notes payable offset by a decrease in accounts payable and accrued expenses.

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $1,325,000 for the six months ended June 30, 2020 compared to net cash used in operating activities of approximately $507,000 for the six months ended June 30, 2019. The increase in cash used in operating activities of approximately $818,000 was primarily due to an approximate $588,000 increase in net loss after adjusting for non-cash items from period to period, plus a change in operating assets and liabilities of approximately $230,000 primarily attributable to a decrease in accounts payable and accrued liabilities, offset by decreases in accounts receivable and inventory and a decrease in prepaid expenses and other assets.

Net cash provided by investing activities was $9,500 for the six months ended June 30, 2020 compared to net cash provided by investing activities of $0 for the six months ended June 30, 2019. The increase is attributed to the cash received from the sale of equipment.

Net cash provided by financing activities was approximately $412,000 for the six months ended June 30, 2020 compared to net cash provided by financing activities of approximately $1,243,000 for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company received $499,000 from the issuance of notes payable.

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

The following table shows our reconciliation of Net loss to adjusted EBITDA for the three and six months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)		(In thousands)

Net loss	$(904)	$(2,746)	$(2,678)	$(3,805)

Non-GAAP adjustments:
Depreciation and amortization	215	225	427	487
Interest and letter of credit fees	650	565	1,314	1,067
Income taxes	-	-	-	-
Stock based compensation	135	1,763	250	1,763

Adjusted EBITDA	$96	$(193)	$(687)	$(488)

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

On April 21, 2020, NRG Energy, Inc., Talen Energy Corporation and Vistra Energy Corp., three of the defendants in the above action, filed two petitions for Inter Partes Review (“IPR”) with the United States Patent and Trademark Office (“USPTO”), seeking to invalidate certain claims to the ‘114 Patent. On May 27, 2020, such defendants filed two additional petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘147 Patent. On or about July 15, 2020, AEP Generation Resources, Inc., another defendant in the above action, filed four petitions for IPR with the USPTO, seeking to invalidate certain claims to the ‘114 Patent and ‘147 Patent. The Company believes that all of the foregoing claims of invalidity are without merit.

On July 30, 2020, the Company and Vistra Corp. executed a multi-year fleetwide license and supply agreement to provide Vistra a non-exclusive license to certain Company patents for use in connection with Vistra’s coal-fired power plants, and to facilitate the parties’ ongoing business relationship. Such patents licensed to Vistra relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. The Company has dismissed all claims brought against Vistra in the above referenced patent litigation and Vistra has agreed to withdraw from petitions for IPR filed with the USPTO. These proceedings will continue with respect to the other parties involved.

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

The following financial information from our Quarterly Report on Form 10-Q for the three months ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Unaudited Balance Sheets, (ii) the Condensed Consolidated Unaudited Statements of Operations, (iii) the Condensed Consolidated Unaudited Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Unaudited Statements of Cash Flows, and (v) Notes to Condensed Consolidated Unaudited Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 19, 2020	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

