Form 10-K
period 2020-12-31
Midwest Energy Emissions Corp.
filed 2021-04-05
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,760,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 31, 2021 was 83,715,582.

DOCUMENTS INCORPORATED BY REFERENCE: Part III of this report incorporates by reference certain information from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

MIDWEST ENERGY EMISSIONS CORP.

TABLE OF DEFINED TERMS

TERM	DEFINITION

BAC	Brominated Powdered Activated Carbon

EERC	Energy and Environmental Research Center

EGU	Electric Generating Unit

EPA	The U.S. Environmental Protection Agency

ESP	Electrostatic Precipitator

Hg	Mercury

IGCC	Integrated Gasification Combined Cycle

MATS	Mercury and Air Toxics Standards

ME2C Environmental	Midwest Energy Emissions Corp.

MW	Megawatt

OTCQB	OTCQB Venture Market

PAC	Powdered Activated Carbon

SCR	Selective Catalytic Reduction

SEC	U.S. Securities and Exchange Commission

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

Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in ME2C Environmental’s filings and with the Securities and Exchange Commission. See “Risk Factors” in Item 1A.

Item 1. Business.

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “the Company”, “ME2C Environmental”, and “Midwest Energy Emissions Corp.” refer to Midwest Energy Emissions Corp. and our wholly owned subsidiary.

Background

Midwest Energy Emissions Corp., a Delaware corporation, is an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than currently used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.

Our principal place of business is located at 1810 Jester Drive, Corsicana, Texas 75109, which location we have maintained for manufacturing and distribution of our products since 2015. As of December 2019, we relocated our corporate headquarters to such address which corporate headquarters prior thereto were maintained at 670 D Enterprise Drive, Lewis Center, Ohio 43035. Our telephone number is (614) 505-6115. Our corporate website address is http://www.me2cenvironmental.com. Our common stock is quoted on the OTCQB under the symbol “MEEC”.

We were originally incorporated on July 19, 1983 in the State of Utah and subsequently domesticated as a Delaware corporation in February 2007. We changed our name to Midwest Energy Emissions Corp. in October 2011. ME2C Environmental is a trade name of Midwest Energy Emissions Corp.

Our wholly owned subsidiary, MES, Inc., was originally incorporated in December 2008 in the State of North Dakota.

On June 21, 2011, we completed a merger transaction (the “Merger”) whereby MES, Inc. (then called Midwest Energy Emissions Corp.) became our wholly owned subsidiary. As a result of the Merger, our business began to focus on the delivery of mercury capture technologies to power plants in North America, Europe and Asia.

Prior to relocating our corporate headquarters to Corsicana, Texas, we maintained our corporate headquarters in Lewis Center, Ohio from March 2015 to December 2019, and in Worthington, Ohio from November 2011 to March 2015.

We currently have 11 full-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Regulations and Markets

The markets for mercury removal from power plant emissions have largely been driven by federal regulations.

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

At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGU’s affected by this new rule. Since this time, many of such EGU’s have been shut down as a result of this regulation and due to competitive disadvantage to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2020, there are approximately 350 coal-fired EGU’s remaining in the power market which make up the large mercury-emissions control market into which we sell.

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

ME2C Environmental’s Technology

Background and Acquisition of Patent Rights

We provide mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. Our mercury removal technologies and systems will achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use. Our SEA® technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center (“EERC”). It was tested and refined on numerous operating coal-fired EGUs, with the founder of MES, Inc. participating with the EERC on these tests since 2008. The Energy and Environmental Research Center Foundation, a non-profit entity (“EERCF”), obtained patents on this technology.

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

SEA® Technology

Our SEA® technology provides total mercury control, providing solutions that are based on a thorough scientific understanding of actual and probable interactions involved in mercury capture in coal-fired flue gas. A complete understanding of the complexity of mercury–sorbent–flue gas interactions and chemisorption mechanisms allows for optimal control strategy and product formulation, resulting in effective mercury capture. Combined with a thorough proprietary audit of the plant and its configuration and instrumentation, we believe our complete science and engineering approach for mercury–sorbent–flue gas interactions are well-understood, highly predictive, and critical to delivering total mercury control.

The SEA® approach to mercury capture is specifically tailored for each application to match a customer’s coal type and boiler configuration for optimal results. Our two-pronged solution consists of a front end sorbent injected directly into the boiler in minimal amounts combined with a back end sorbent injection solution to insure maximum mercury capture. We believe our two-part process uses fewer raw materials than other mercury capture systems and causes less disruption to plant operations. We believe our sorbent line, which is designed to meet or exceed the mercury mitigation requirements of our customers, offers superior performance and the lowest possible feed rates when compared to other solutions on the market. Our processes also preserve fly ash which can be sold and recycled for beneficial use.

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

Intellectual Property

We have a patent portfolio consisting of 42 active patents throughout the U.S., Canada, Europe and China and 20 patents pending applications. We believe that our patent position is strong in the U.S., Canada, and Europe.

Patent Enforcement

We believe that a significant percentage of coal-fired power plants in the United States have adopted and are infringing upon our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Since 2018, we have engaged a Dallas-based intellectual property and business litigation firm to oversee and spearhead our efforts to protect our intellectual property.

Beginning in 2019, we began to actively enforce our patent rights against unauthorized use of our patented technologies (i.e. infringers). In July 2019, we initiated our first patent litigation against four major owners and/or operators of coal-fired power plants in the United States and certain of their affiliates, along with certain other third parties in which we have claimed infringement of our patents related to our two-part process for mercury removal from coal-fired power plants. We have entered into agreements with four of the major defendants. Such litigation is continuing against the other parties. See Part I, Item 3 Legal Proceedings.

In 2021 and beyond, we expect to pursue other infringers and have already communicated with some. Although additional litigation may be necessary to enforce our intellectual property rights, we view this as a last resort. Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

North American Markets for Our Technologies

North America is currently the largest market for our emissions technologies.

In the U.S. market, our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract.

In Canada, there is a Canada-wide Standard for Mercury Emissions among all the provinces which was initially implemented in 2010, with caps in mercury emissions for each of the provinces. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there.

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

At the present time, there are 14 EGUs in the U.S. that currently use our SEA® technologies. In Canada, there are 5 EGUs that have our systems installed and are used when necessary to comply with their annual emissions requirements in Canada. We expect to continue to conduct numerous demonstrations on prospective customer units throughout 2021 and thereafter.

Other Markets for Our Emissions Technologies

In March 2018, we entered into an agreement for a term of ten years with one of the Company’s primary suppliers to commercialize our technology throughout Europe. Under the terms of the agreement, we had granted such supplier an exclusive, non-transferable license to make, use, sell and market the Company’s technology during the term throughout Europe (which included Germany and Poland which currently have the largest coal fleets in Europe). Under the terms of the agreement, such supplier had the right to terminate at any time on no less than 30 days prior written notice. Pursuant to notice provided to us by such supplier on November 6, 2020, the supplier advised us that it had undertaken a review of its strategy in the mercury control market and had decided to terminate the agreement effective as of December 6, 2020. Prior to its termination, no revenues had been generated from such agreement. We intend to continue to pursue the European market although no assurance can be made that any such efforts will be successful. The European market is significant although not as large as the market in the U.S. We believe more coal-fired EGUs operate throughout Europe than in the U.S. but are generally smaller EGUs.

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

With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China and Southeast Asia in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. It is estimated that China represents 47% of the world’s coal power usage compared to the United States which represents 14%*. We are hopeful that as a result of the Minamata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions.

*Source: Carbon Brief, “Mapped: The World’s Coal Power Plants”, Simon Evans and Rosamund Pearce. May 6, 2018.

Additional Business Opportunities

In October 2019, we entered into a license and development agreement with a nonrelated third party entity located in Alabama pursuant to which the parties have been developing a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants. Although no assurance can be given, we are optimistic that this arrangement will lead to a new revenue stream for us in the future.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. Methane is emitted from oil and gas operations worldwide and is believed to be a contributor to global warming. Methane is considered a greenhouse gas, like carbon dioxide. While we have not established a timeline for the introduction of our technology, we hope to be able to commercialize our efforts in 2022 and thereafter.

In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Currently, most of the demand for REEs in the United States is purchased from China. REEs are commonly used today in automobile catalysts and petroleum refining catalysts, televisions, magnets, batteries and medical devices. Our new technologies are under development in conjunction with our collaboration with the Alabama third party entity mentioned above and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those rare earth elements from their solvent state. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our SEC filings are also available on our website at www.me2cenvironmental.com. Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

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

Risks Related to our Business

Demand for our services and products is largely driven by coal consumption by North American electricity power generating plants. Any significant changes that diminish the use of coal as a primary fuel source for electricity production may adversely affect our business.

North American coal-fired electricity generating units comprise the basis of the market for our services and products. Regulations mandating or incentivizing the purchase of power from renewable energy sources (e.g. wind, solar, hydroelectric, geothermal) and/or the phasing out of coal-fired power plants could lessen the demand for electricity from such plants and overall reduce the number of coal-fired electricity generating units and the amount of coal burned, thereby decreasing the demand for our services and products which could adversely affect our business. The phasing out of coal-fired plants has already had a negative effect on our results of operations. Continued promulgation of these regulations in North America is affected by, among other things, politics, perceived environmental impact, and public favor.

Our business focus has predominately been mercury removal from power plant emissions, which is driven primarily by regulation. Any significant changes in mercury emission regulation could have a major impact on the Company.

Our business focus has predominately been mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on the Company, especially in North America (and primarily the United States) which is currently the largest market for our technology. Specifically, on December 16, 2011, the EPA published the Mercury and Air Toxics Standards (MATS), which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply.

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. On remand, following the Supreme Court’s instructions to consider costs, the EPA in April 2016 issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding remains under review by the D.C. Circuit. In April 2017, the EPA asked the court to place that litigation in abeyance, stating that the Agency then under the Trump Administration was reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request which has remained in place. In April 2020, the EPA concluded that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS and withdrew EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but left the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by EPA. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. Nevertheless, legal challenges may continue with respect to the MATS regulation which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

We own a number of significant patents, and patents pending covering the U.S., Canada, Europe and China for our technology. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors, or that such other protection provided by trade secret laws and confidentiality and licensing agreement will prove adequate. We cannot assure you that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or violation of ME2C Environmental’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We may not be successful in patent litigation.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Investors should note that patent litigation, like most types of commercial litigation, can be expensive, time-consuming and unpredictable. Although we already entered into agreements with each of the four major utility defendants in this litigation, such action will continue with respect to the other defendants still involved. There is no assurance that the continuing litigation with the remaining defendants, or any future patent litigation which the Company may commence, will be successful. In addition, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We depend on third-party suppliers for materials needed to implement our emissions technologies.

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products for effective mercury removal from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with expeditiously to supply the raw materials that we need, ensuring a continued supply of our products to our customers. However, the possibility exists that we may not be able to secure such arrangements on terms acceptable to the Company which could negatively impact our business.

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

Our business lacks significant diversification and is dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.

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

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus situation does not improve during 2021 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission. The extent to which the coronavirus impacts our operations in other areas or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Delays in enactment of foreign regulations could restrict our ability to reach our strategic growth targets in Europe and Asia.

Our strategic growth initiatives are reliant upon more restrictive environmental regulations being enacted for the purpose of mercury control from power plant emissions in Europe and in China and other Asian countries. In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury, which triggered its entry into force with implementation starting in 2021. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer. China is the largest producer and consumer of coal in the world. Nevertheless, we are hopeful that as a result of the Minamata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions. If stricter regulations are delayed or are not enacted, our sales growth targets in Europe and Asia could be adversely affected.

Maintaining and improving our financial controls may divert management’s attention and increase costs.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2020. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2021 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Our board of directors concluded in 2020 that we needed to restate previously issued financial statements as a result of a change in accounting for a certain debt restructuring.

On April 13, 2020, our board of directors of the Company (which currently acts as our audit committee) concluded, after consultation with management and the Company’s financial consulting firm, that our previously issued unaudited financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, included in the Company’s Quarterly Reports of Form 10-Q for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, should no longer be relied upon as a result of the change in accounting for a certain debt restructuring. We concluded that a gain on debt restructuring recognized during the first quarter of 2019 should have been accounted for as a capital transaction. Specifically, on February 25, 2019, we entered into an Unsecured Note Financing Agreement with AC Midwest Energy LLC (“AC Midwest”), pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,931. We recorded a gain of $3,412,402 on this exchange which we concluded in April 2020 should have been recorded as an equity transaction capital contribution. The adjustments resulting therefrom, which are non-cash in nature, increased additional paid-in capital and increased our previously reported net loss, but had no impact on previously reported cash, working capital, total assets, total liabilities and revenues. Nevertheless, such restatement may have caused, or could in the future cause, investors in our securities to lose confidence in our financial statements and management which could result in a decrease in our stock price and negative sentiment in the investment community.

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

The accompanying consolidated financial statements as of December 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $63 million and a negative working capital of $984,112 at December 31, 2020. Additionally, the Company had a net loss in the amount of $5.8 million and cash used by operating activities of $1.2 million for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements within the Company’s Annual Report on Form 10-K. Although we anticipate continued significant revenues for products used in MATS compliance activities and from licensing of our technologies, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000 and in April 2020, we received loan proceeds in the amount of $299,300 pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. Such PPP loan was forgiven in January 2021 and the one-year secured loan was repaid in full in February 2021. In February 2021, the Company received second draw loan proceeds in the amount of $299,380 pursuant to the Paycheck Protection Program. In January and February 2021, certain warrant holders exercised warrants for cash and the Company received proceeds of approximately $246,808. Also, in January and February 2021, the Company substantially reduced the aggregate principal amount outstanding on various debt obligations. In this regard, $940,000 of the outstanding principal amount of convertible promissory notes issued in 2013 was converted to common stock, leaving $50,000 remaining outstanding on such notes issued in 2013. In February and March 2021, the Company eliminated $860,000 of outstanding convertible notes issued in 2018 by force converting all of such notes based on the terms thereof. Nevertheless, the Company may need to raise additional equity or debt financing. While the Company believes in its ability to raise additional funds, no assurances can be given that the Company can maintain sufficient working capital through these efforts, or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Risks Related to our Common Stock

Current stockholders may suffer dilution.

In recent prior years, we have raised funds through the sale of convertible notes and restricted stock to qualified investors, and have under certain circumstances issued warrants to investors and options to employees and others. As of December 31, 2020, we have 78,096,326 shares of common stock outstanding of a total of 150,000,000 shares authorized by the Company. Approximately 109,199,230 shares of common stock are outstanding on a fully diluted basis as of December 31, 2020, taking into account shares issuable upon conversion of outstanding notes, and exercise of outstanding warrants and options. Any such conversion and/or exercise of such securities will have a dilutive effect on existing stockholders. In this regard, investors should note that multiple issuances of common stock were made in the first quarter of 2021, due to such conversions and exercises, along with other matters. In addition, if we were to raise additional funds through further issuances of equity or convertible debt securities in the future, our stockholders would suffer additional dilution.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. We evaluate our existing internal control over financial reporting based on the framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remedying any deficiencies, significant deficiencies or material weaknesses that we identify may require us to incur significant costs and expend significant time and management resources. Based on such evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2020. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2021 and beyond.

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

Item 2. Properties.

We lease a warehouse in Corsicana, Texas consisting of 20,000 square feet which we use for manufacturing and distribution of our products. As of December 2020, we relocated our corporate headquarters to such location which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Such lease in Corsicana, Texas expires March 31, 2024. We also previously leased approximately 500 square feet of office space in Grand Forks, North Dakota which was primarily used for research and development activities. Such lease which expired August 31, 2020 was not renewed by us, and our research and development activities are now performed by us elsewhere.

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

During 2020, each of the four major utility defendants in the above action filed petitions for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate certain claims to the patents which are subject to the litigation.

Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in such action which included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for IPR with the USPTO. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party.

The above described proceedings will continue with respect to the other defendants still involved.

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

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2020 and have no program in place at the present time to buy any equity securities in the future.

Holders

As of March 31, 2021, there were 429 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated to be 4,800.

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

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2020, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	4,925,000	$0.75	-
Equity compensation plans approved by security holders	11,293,326	$0.39	705,174
Total	16,218,326	$0.50	705,174

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

Background

Midwest Energy Emissions Corp. (the “Company”, “we”, “us” and “our”) is an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than currently used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. On remand, following the Supreme Court’s instructions to consider costs, the EPA in April 2016 issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding remains under review by the D.C. Circuit. In April 2017, the EPA asked the court to place that litigation in abeyance, stating that the Agency then under the Trump Administration was reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted EPA’s abeyance request which has remained in place. In April 2020, the EPA concluded that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS and withdrew EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but left the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by EPA. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. Nevertheless, legal challenges may continue with respect to the MATS regulation which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, during the first quarter of 2021, we announced that we had secured supply contract extensions with two long-term customers.

In Europe, we had been working to penetrate this market through our licensing agreement entered into in March 2018 with one of our primary suppliers. Such arrangement has been terminated effective as of December 6, 2020. We intend to continue to pursue the European market when certain new regulations are expected to take effect in 2021 and 2022 although no assurance can be made that any such efforts will be successful.

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

In October 2019, we entered into a license and development agreement with a nonrelated third party entity located in Alabama pursuant to which the parties have agreed to work together to develop a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants.

Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for IPR with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party.

During the first quarter of 2021, we eliminated $1,850,000 of convertible notes through conversions to shares of common stock.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. While we have not established a timeline for the introduction of our methane gas emissions control technology, we hope to be able to commercialize our efforts in 2022 and thereafter.

In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Our new technologies are under development in conjunction with our collaboration with the Alabama third party entity mentioned above and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those rare earth elements from their solvent state. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

It should be noted that our operations may be affected by the ongoing coronavirus outbreak which began in China at the beginning of 2020 which has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus situation does not improve during 2021 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties.

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

Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the Consolidated Balance Sheets of the financial statements. Such changes, including necessary adjustments for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019, have been reflected in the audited consolidated financial statements and notes included in this Annual Report on Form 10-K. The adjustments, which are non-cash in nature, increase additional paid-in capital and increase our previously reported net loss, but has no impact on previously reported cash, working capital, total assets, total liabilities and revenues. For further information including the impact of these adjustments, please see Notes 9 and 15 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Sales - We generated revenues of approximately $8,158,000 and $11,417,000 for the years ended December 31, 2020 and 2019, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $7,420,000 and $11,045,000 for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily due to decreased generation in the coal fired power sector principally due to renewables and low natural gas prices.

Costs and Expenses

Costs of sales were approximately $5,440,000 and $8,335,000 for the year ended December 31, 2020 and 2019, respectively. The decrease is primarily attributable to decreased sales.

Selling, general and administrative expenses were approximately $5,936,000 and $6,429,000 for the years ended December 31, 2020 and 2019, respectively. The decrease is primarily attributed to less travel due to COVID-19 and less business development and outside consulting expenses.

Total costs and expenses were approximately $13,974,000 and $17,500,000 during the years ended December 31, 2020 and 2019, respectively. The decrease is primarily attributable to the decrease in cost of sales.

Interest expense and letter of credit fees for the years ended December 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)

Interest expense on notes payable	$562	$537
Amortization of discount of notes payable	1,974	1,752
Amortization of debt issuance costs	122	102

	$2,658	$2,391

(Gain) Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately a gain of $24,000 and a loss of $374,000 for the years ended December 31, 2020 and 2019, respectively. The change is primarily attributed to the change in the fair value of the profit share liability.

Net Income (Loss)

For the years ended December 31, 2020 and 2019, we had a net loss of approximately $5,826,000 and $6,097,000, respectively. The change in net loss is primarily due to the decrease in revenue offset by a decrease in cost of sales and a decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

We had approximately $591,000 in cash on our balance sheet at December 31, 2020. Total current assets were $2,375,000, and total current liabilities were $3,359,000 at December 31, 2020, resulting in a working capital deficit of approximately $984,000. Our accumulated deficit was $63.5 million at December 31, 2020. Additionally, we had a net loss in the amount of approximately $5,826,000 and cash used by operating activities of approximately $1,239,000 for the year ended December 31, 2020.

During 2018, we restructured convertible notes totaling $560,000 into new loans that mature in 2023. In February 2019, we completed the restructuring of our unsecured and secured debt obligations held by a principal shareholder, extending the maturity dates of these debts and the remaining convertible notes until 2022 and eliminating quarterly principal payment requirements. From June through October 2019, we sold $2,600,000 new convertible notes which mature in 2024 to investors. In February 2020, we closed on a one-year secured loan with a bank in the principal amount of $200,000, and in April 2020, we received loan proceeds in the amount of $299,300 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. The principal and accrued interest under the PPP Loan is forgivable after eight weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements. Such PPP loan was forgiven in January 2021 and the one-year secured loan was repaid in full in February 2021.

Nevertheless, the accompanying consolidated financial statements as of December 31, 2020 have been prepared assuming we will continue as a going concern. As reflected in the consolidated financial statements, we had an accumulated deficit of $63.5 million and a negative working capital of $984,000 at December 31, 2020. Additionally, we had a net loss in the amount of $5.8 million and cash used by operating activities of $1.2 million for the year ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K. Although we anticipate continued significant revenues for products to be used in MATS compliance activities and from licensing of our technologies, no assurances can be given that we can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2021, the Company received second draw loan proceeds in the amount of $299,380 pursuant to the Paycheck Protection Program. In January and February 2021, certain warrant holders exercised warrants for cash and the Company received proceeds of approximately $246,808. Also, in January and February 2021, the Company substantially reduced the aggregate principal amount outstanding on various debt obligations. In this regard, $940,000 of the outstanding principal amount of convertible promissory notes issued in 2013 was converted to common stock, leaving $50,000 remaining outstanding on such notes issued in 2013. In February and March 2021, the Company eliminated $860,000 of outstanding convertible notes issued in 2018 by force converting all of such notes based on the terms thereof. Nevertheless, the Company may need to raise additional equity or debt financing. While we believe in our ability to raise additional funds, no assurances can be given that we can maintain sufficient working capital through these efforts, or that the continued implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations.

Total assets were approximately $7,376,000 at December 31, 2020 versus approximately $9,273,000 at December 31, 2019. The change in total assets is primarily attributable to the decrease in cash.

Total liabilities were approximately $20,580,000 at December 31, 2020 versus approximately $18,147,000 at December 31, 2019. The increase in liabilities is primarily due to an increase in debt.

Operating activities used approximately $1,239,000 and $1,577,000 of cash during the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in operating activities is primarily due to a decrease in net loss.

Investing activities provided $42,500 during the year ended December 31, 2020 and $30,000 during the year ended December 31, 2019. The increase in cash provided by investing activities is due the increase in cash received from the sale of equipment.

Financing activities provided approximately $288,000 during the year ended December 31, 2020 and $2,461,000 during the year ended December 31, 2019, respectively. In 2020, the Company obtained $499,000 in notes payable and repaid $165,000 of notes payable as compared to raising $2,600,000 in unsecured convertible debt and repaying $139,000 on notes payable in 2019.

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

Intellectual Property

Intellectual property is recorded at cost and amortized over its estimated useful life of 15 years. Management reviews intellectual property for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2020 and 2019, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2020 and 2019 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites, (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Effective January 1, 2020, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Prior to the issuance of this guidance, the accounting requirements for nonemployee and employee share-based payment transactions were significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

The following table shows our reconciliation of Net Income to Adjusted EBITDA for the years ended December 31, 2020 and 2019, respectively:

	Year Ended
	12/31/2020	12/31/2019
	(In thousands)

Net loss	$(5,826)	$(6,097)

Non-GAAP adjustments:
Depreciation and amortization	713	929
Interest and letter of credit fees	2,658	2,391
Income taxes	10	14
Stock based compensation	1,710	1,810

Adjusted EBITDA	$(735)	$(953)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Financial Information

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. and Subsidiary (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred substantial net losses in recent years, has negative working capital and has an accumulated deficit at December 31, 2020 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Profit Share Liability – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

In connection with the Unsecured Note disclosed in Note 9 to the financial statements, the Company shall pay the principal outstanding, as well as a profit participation preference (the “profit share liability”). The Company calculates the fair value of the profit share liability every quarter utilizing management estimates. The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability is determined on a Level 3 measurement. The fair value of the profit share liability fluctuates over time based on management estimates. As of December 31, 2020, the fair value of the profit share liability was approximately $2.3 million.

Inherent in the valuation of Level 3 financial instruments are certain significant judgments and estimates related to forecasted cash flows. Changes in these assumptions can significantly impact the valuation of the profit share liability, and the gain or loss on the change in fair value that is recorded. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s forecasted cash flows. Accordingly, we believe that auditing the fair value of the profit share liability is a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of the Company’s process to determine the fair value of the profit share liability;

•	Obtaining and reading the Unsecured Note Agreement and evaluated management’s assessment of the terms which included an analysis of valuation of the profit share liability;

•	Evaluating the reasonableness of management’s sales, costs and expenses forecast by comparing the forecast to historical sales and cost and expense data, historical profit margins and trends;

•	Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation methodology and (ii) evaluating the reasonableness of the discount rate;

•	Performing sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the profit share liability;

•	Testing the mathematical accuracy of the profit share liability calculation.

The outcome of the audit procedures resulted in determining that the fair value of the profit share liability recorded by management is reasonable.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2020.

Saddle Brook, New Jersey

April 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Previously Issued Unaudited Financial Statements

As discussed in Note 15 to the financial statements, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 should have been accounted for as a capital transaction. The effect of restatement, which resulted in a reduction in net gain and no effect on ending equity, on the specific items presented in the Company’s historical unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q have been restated within these financial statements for the periods ended March 31, 2019, June 30, 2019 and September 30, 2019; as further described in Note 15.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2018 to 2020.

Houston, Texas
May 14, 2020

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$591,019	$1,499,287
Accounts receivable	1,116,082	1,222,874
Inventory	560,127	513,498
Prepaid expenses and other assets	107,443	316,199
Total current assets	2,374,671	3,551,858

Property and equipment, net	1,887,029	2,082,343
Right of use asset	795,869	1,106,575
Intellectual property	2,318,796	2,532,462
Total assets	$7,376,365	$9,273,238

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $168,750 and $43,750)	$1,611,956	$1,676,757
Current portion of equipment notes payable	29,255	53,304
Current portion of operating lease liability	407,975	383,307
Current portion of note payable	34,661	-
Current portion of convertible notes payable, net of discount and issuance costs	-	990,000
Accrued interest	259,230	226,065
Customer credits	167,000	167,000
Accrued salaries	848,706	357,095
Total current liabilities	3,358,783	3,853,528

Equipment notes payable, less current portion	789	22,386
Operating lease liability	394,625	807,409
Note payable	299,300	-
Convertible notes payable, net of discount and issuance costs	4,055,122	2,951,137
Profit share liability – related party	2,305,308	2,328,845
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	9,894,284	7,911,898
Total liabilities	20,579,897	18,146,889

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 78,096,326 and 76,747,750 shares issued and outstanding as of December 31, 2020 and 2019, respectively	78,096	76,748
Additional paid-in capital	50,202,478	48,708,085
Accumulated deficit	(63,484,106)	(57,658,484)

Total stockholders’ deficit	(13,203,532)	(8,873,651)

Total liabilities and stockholders’ deficit	$7,376,365	$9,273,238

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Revenues	$8,158,448	$11,417,027

Costs and expenses:
Cost of sales	5,440,395	8,335,436
Selling, general and administrative expenses (related party of $175,275 and $329,729)	5,935,517	6,428,580
Interest expense & letter of credit fees (related party of $2,023,818 and $2,061,954)	2,657,554	2,391,395
(Gain) Loss on change in fair value of profit share liability	(23,537)	374,462
Gain on sale of equipment	(35,859)	(29,560)
Total costs and expenses	13,974,070	17,500,313

Net loss before provision for income taxes	(5,815,622)	(6,083,286)

Provision for income taxes	(10,000)	(14,000)

Net loss	$(5,825,622)	$(6,097,286)

Net loss per common share-basic and diluted:	$(0.07)	$(0.08)

Weighted average common shares outstanding	77,818,780	76,534,957

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - December 31, 2018	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Issuance of warrants, recorded as discount on convertible notes payable	-	-	485,640	-	485,640

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration	-	-	745,989	-	745,989

Stock issued per resignation agreements	464,517	465	118,075	-	118,540

Stock issued upon cashless warrant exercise	37,120	37	(37)	-	-

Stock warrants issued for prepaid services	-	-	243,294	-	243,294

Stock options issued for prepaid services	-	-	18,723	-	18,723

Capital contribution related to debt restructuring Note 8	-	-	3,412,204	-	3,412,204

Net loss	-	-	-	(6,097,286)	(6,097,286)

Balance - December 31, 2019	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Cashless exercise of stock options/warrants	48,576	48	(48)	-	-

Issuance of stock options	-	-	1,163,168	-	1,163,168

Modification of stock warrant	-	-	30,573	-	30,573

Stock issued for consulting services	300,000	300	101,700	-	102,000

Net loss	-	-	-	(5,825,622)	(5,825,622)

Balance – December 31, 2020	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Cash flows from operating activities
Net loss	$(5,825,622)	$(6,097,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,710,226	1,810,267
Amortization of discount on notes payable	1,974,080	1,752,639
Amortization of debt issuance costs	122,291	101,852
Amortization of right to use assets	310,706	378,261
Amortization of customer acquisition costs	-	34,467
Amortization of patent rights	213,666	201,200
Depreciation expense	188,675	314,908
(Gain) Loss on change in fair value of profit share	(23,537)	374,462
Gain on sale of equipment	(35,859)	(29,560)
Changes in operating assets and liabilities
Decrease in accounts receivable	106,792	419,252
Increase in inventory	(46,629)	(4,082)
(Increase) Decrease in prepaid expenses and other assets	(5,730)	34,915
Decrease in accounts payable and accrued liabilities	(64,802)	(426,638)
Increase (Decrease) in accrued salaries	491,610	(198,782)
Increase in accrued interest	33,164	129,163
Decrease in operating lease liability	(388,116)	(371,986)
Net cash used in operating activities	(1,239,085)	(1,576,948)

Cash flows from investing activities
Cash received from sale of equipment	42,500	30,000
Net cash provided by investing activities	42,500	30,000

Cash flows from financing activities
Payments of notes payable	(165,339)	-
Proceeds from the issuance of notes payable	499,300	-
Payments on secured promissory note	-	(46,682)
Payments of equipment notes payable	(45,646)	(91,960)
Proceeds from the issuance of convertible promissory notes and related warrants	-	2,600,000
Net cash provided by financing activities	288,315	2,461,358

Net increase (decrease) in cash and cash equivalents	(908,268)	914,410

Cash and cash equivalents - beginning of year	1,499,287	584,877

Cash and cash equivalents - end of year	$591,019	$1,499,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$534,960	$-
Income taxes	$-	$14,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cumulative effect on accumulated deficit of lease accounting change	$-	$77,866
Discount on convertible promissory notes payable	$-	$485,640
Net adjustment for extension of lease	$-	$145,267
Stock Issued for consulting services	$102,000	$-
Stock issued for prepaid services	$200,000	$-
Stock warrants issued for prepaid services	$-	$243,294
Stock options issued for prepaid services	$-	$18,723
Capital contribution	$-	$(3,412,204)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Restatement of previously issued financial statements

On April 13, 2020, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 (relating to the New AC Midwest Unsecured Note) should have been accounted for as a capital transaction. Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the unaudited condensed consolidated balance sheets of the financial statements for the quarters ended March 31 2019, June 30, 2019 and September 30, 2019. For more information please see Note 15.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, revenue recognition, profit share liability, allowance for doubtful accounts, stock-based compensation, income tax provision, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Cash

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. The Company has not experienced any loses on such accounts. At December 31, 2020 and 2019, the Company had no cash equivalents.

As of December 31, 2020, approximately $91,000 of cash exceeded the FDIC insurance limits.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2020 and 2019, the allowance for doubtful accounts was zero.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2020 and 2019, the Company has no valuation allowance.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For consolidated financial statement purposes, equipment is recorded at cost and depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the lesser of their estimated useful lives or the remaining term of the lease.

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. Management reviews the carrying value of its property and equipment for impairment on an annual basis.

Intellectual Property

Intellectual property is recorded at cost and amortized over its estimated useful life of 15 years. Management reviews intellectual property for impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset or asset group is less than the carrying amount of the asset or asset group, an impairment loss equal to the excess of the asset or asset group’s carrying value over its fair value is recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s equipment. No impairment charges were recognized for the years ended December 31, 2020 and 2019, respectively.

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

We have operating leases for office space in two multi-tenant facilities, which are not recorded as assets and liabilities as those leases do not have terms greater than 12 months. We have an operating leases for a multi-purpose facility and bulk trailers used in operations which is recorded as an asset and liability as the lease has a terms greater than 12 months. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at December 31, 2020 and 2019 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2020 and 2019 due to their short-term maturities.

The fair value of the promissory notes payable at December 31, 2020 and 2019 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2020 and 2019. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at December 31, 2020 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$591,019	$591,019	$-	$-
Total Assets	$591,019	$591,019	$-	$-

Liabilities:
Promissory notes	$14,585,097	$-	$14,585,097	$-
Profit share liability	2,305,308	-	-	2,305,308
Total Liabilities	$16,890,405	$-	$14,585,097	$2,305,308

		Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$1,499,287	$1,499,287	$-	$-
Total Assets	$1,499,287	$1,499,287	$-	$-

Liabilities:
Promissory notes	$12,200,411	$-	$12,200,411	$-
Profit share liability	2,328,845	-	-	2,328,845
Total Liabilities	$14,529,256	$-	$12,200,411	$2,328,845

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the years ended December 31, 2020 and 2019, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2020 and 2019 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites, (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

Revenue for product sales is recognized at the point of time in which the customer obtains control of the product, at the time title passes to the customer upon shipment or delivery of the product based on the applicable shipping terms.

Revenue for licensing is recognized at the point of time in which the customer obtains the license. Lump sum payments made pursuant to agreements in which the primary consideration is a license to the company’s technology is accounted for as license revenue. Certain arrangements provide for repayment of license fees in the event the company enters into a supply agreement that results in a specified amount of sales. Nothing is recognized for this contingency.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the years ended December 31, 2020, and 2019.

	Year ended December 31, 2020			Year ended December 31, 2019
	United States	International	Total	United States	International	Total
Product revenue	$7,306,382	$113,600	$7,419,982	$10,746,715	$297,840	$11,044,555
License revenue	545,547	-	545,547	-	-	-
Demonstrations & Consulting revenue	148,553	-	148,553	183,448	95,543	278,991
Equipment revenue	38,000	6,366	44,366	93,481	-	93,481
	$8,038,482	$119,966	$8,158,448	$11,023,644	$393,383	$11,417,027

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. For the years ended December 31, 2020 and 2019 basic and diluted earnings per share approximated each other. There were no dilutive potential common shares as of December 31, 2020 and 2019, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	December 31,	December 31,
	2020	2019

Stock Options	16,093,326	12,553,326
Warrants	5,595,378	5,690,378
Convertible debt	9,414,200	9,351,400
Total common stock equivalents excluded from diluted net loss per share	31,102,904	27,595,104

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2020 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the years ended December 31, 2020 and 2019, 100% of the Company’s revenue related to thirteen and eleven customers, respectively. At December 31, 2020 and 2019, 100% of the Company’s accounts receivable related to nine and eight customers, respectively.

For each of the years ended December 31, 2020 and 2019, 88% and 91% of the Company’s purchases related to two suppliers, respectively. At December 31, 2020 and 2019, 45% and 74% of the Company’s accounts payable and accrued expenses related to two vendors. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted ASU 2017-11 and changed its method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Prior to the issuance of this guidance, the accounting requirements for nonemployee and employee share-based payment transactions were significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

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

The accompanying consolidated financial statements as of December 31, 2020 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had an accumulated deficit of $63 million and a negative working capital of $984,112 at December 31, 2020. Additionally, the Company had a net loss in the amount of $5.8 million and cash used by operating activities of $1.2 million for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements within the Company’s Annual Report on Form 10-K. Although we anticipate continued significant revenues for products used in MATS compliance activities and from licensing of our technologies, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations. In February 2021, the Company received second draw loan proceeds in the amount of $299,380 pursuant to the Paycheck Protection Program under the Cares Act which was enacted on March 27, 2020 as a result of the COVID-19 pandemic. In January and February 2021, certain warrant holders exercised warrants for cash and the Company received proceeds of approximately $246,808. Also, in January and February 2021, the Company substantially reduced the aggregate principal amount outstanding on various debt obligations. In this regard, $940,000 of the outstanding principal amount of convertible promissory notes issued in 2013 was converted to common stock, leaving $50,000 remaining outstanding on such notes issued in 2013. In March 2021, the Company eliminated $860,000 of outstanding convertible notes issued in 2018 by force converting all of such notes based on the terms thereof. Nevertheless, the Company may need to raise additional equity or debt financing. While the Company believes in its ability to raise additional funds, no assurances can be given that the Company can maintain sufficient working capital through these efforts, or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw Materials	$169,803	$223,790
Work in Process	-	43,814
Spare Parts	23,432	27,632
Finished goods	366,892	218,262
	$560,127	$513,498

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019

Equipment & Installation	$1,965,659	$1,965,659
Trucking equipment	834,375	922,441
Computer equipment and software	67,126	67,126
Office equipment	27,155	27,155
Total equipment	2,894,315	2,982,381

Less: accumulated depreciation	(2,814,993)	(2,707,745)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,887,029	$2,082,343

The Company uses the straight-line method of depreciation over 2 to 5 years. During the years ended December 31, 2020 and 2019 depreciation expense was $188,675, and $314,908, respectively.

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

License and patent costs capitalized as of December 31, 2020 and 2019 are as follows:

	December 31	December 31
	2020	2019

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(750,199)	(536,533)
License, net	$2,318,796	$2,532,462

Amortization expense for the years ended December 31, 2020 and 2019 was $213,666 and $201,200, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 –Notes Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan is paid in full on February 26, 2021. The note is secured by substantially all of the assets of MES, Inc. During the year ended December 31, 2020 the Company repaid $165,339 of principal and $9,428 of interest. In February 2021, the loan was repaid in full. See Note 16.

On April 14, 2020, the Company received loan proceeds in the amount of $299,300 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The PPP Loan, which is in the form of a Note dated April 14, 2020, matures on April 14, 2022 and bears interest at a rate of 1.0% per annum, with one interest payment on April 14, 2021 and one principal and interest payment on maturity. The principal and accrued interest under the PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. In January 2021, the PPP Loan was forgiven. See Note 16.

Note 8 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9) bear interest at 10% per annum, and are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$990,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	860,000	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	2,600,000	2,600,000

Total convertible notes payable before discount	4,450,000	4,450,000

Less unamortized discounts and debt issuance costs	(394,878)	(508,863)

Total convertible notes payable	4,055,122	3,941,137

Less current portion	-	(990,000)

Convertible notes payable, net of current portion	$4,055,122	$2,951,137

As of December 31, 2020, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended December 31,
2021	$-
2022	990,000
2023	860,000
2024	2,600,000
$4,450,000

As of December 31, 2020, the remaining future amortization of discounts are as follows:

Twelve months ended December 31,	Discounts
2021	$114,334
2022	114,334
2023	105,477
2024	60,733
$394,878

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. Interest expense for the years ended December 31, 2020 and 2019, was $99,000 and $99,000, respectively. A discount on the notes payable of $841,342 was recorded based on the value of the warrants issued using a Black-Scholes options pricing model and was amortized over the initial five year life of the notes. Amortized interest expense for the years ended December 31, 2020 and 2019 on this discount was $0. As of December 31, 2020 and 2019, total principal of $990,000, was outstanding on these notes. See Note 16 for information on the conversion of $940,000 of the principal of these notes which have been converted into shares of common stock.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes (see description above of the private placement offering commenced during the second quarter of 2018). The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. Loss on this debt exchange was $44,036. A discount on the notes payable of $89,500 was recorded based on the value of the fair value of the note and warrants exchanged. The included warrants were valued using a Black-Scholes options pricing model. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Notes totaling $300,000 and warrants to unaffiliated accredited investors. A discount on the notes payable of $40,350 was recorded based on the fair value of the warrants issued with this note using a Black-Scholes options pricing model. Amortized interest expense for the years ended December 31, 2020 and 2019 on these discounts was $16,176 and $24,323, respectively. Interest expense for the years ended December 31, 2020 and 2019, was $103,200 and $202,200, respectively. As of December 31, 2020 and 2019, total principal of $860,000 was outstanding on the 2018 Unsecured Notes. The significant assumptions utilized for these Black-Scholes calculations consist of an expected life of equal to the expiration term of the option, historical volatility of 100% respectively, and a risk free interest rate of 3%. See Note 16 for information on the forced conversion of all of the outstanding principal of the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. Interest expense for the years ended December 31, 2020 and 2019 was $312,000 and $124,600, respectively. A discount on the notes payable of $488,245 was recorded based on the relative fair value of the warrants issued using a Black-Scholes options pricing model and was amortized over the initial five year life of the notes. Amortized interest expense for the years ended December 31, 2020 and 2019 on this discount was $97,809 and $37,737, respectively. As of December 31, 2020 and 2019, total principal of $2,600,000 was outstanding on the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “New AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. The New AC Midwest Secured Note is secured by all of the assets of the Company. Interest expense for the years ended December 31, 2020 and 2019 was $41,432 and $40,753, respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restate Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of December 31, 2020 and 2019, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Unsecured Note Payable	$13,154,931	$13,154,931

Less unamortized discounts and debt issuance costs	(3,260,647)	(5,243,033)

Total unsecured notes payable	9,894,284	7,911,898

Less current portion	-	-

Unsecured notes payable, net of current portion	$9,894,284	$7,911,898

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the years ended December 31, 2020 and 2019 was $1,860,096 and $1,763,024, respectively. As of December 31, 2020 and 2019, the unamortized balance of the discount was $3,260,647 and $5,243,033, respectively.

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

The Company is utilizing the methodology in ASC 815 and ASC 480 to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s stock the profit sharing seems like a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the note payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at December 31, 2020 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly after the first three years, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the years ended December 31, 2020 and 2019.

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Gain on change in fair value of profit share	(23,537)
Profit Share as of December 31, 2020	$2,305,308

Profit Share as of January 1, 2019	$-
Addition	1,954,383
Loss on change in fair value of profit share	374,462
Profit Share as of December 31, 2019	$2,328,845

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $175,275 and $329,729 in 2020 and 2019, respectively, for legal services rendered and disbursements incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At December 31, 2020 and 2019, $168,750 and $43,750, respectively, was owed to the firm for services rendered.

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

On September 1, 2019, the Company entered into a one-year lease for office space in Grand Forks, North Dakota. Monthly rent is $590 a month through August 2020. This lease was not renewed and the Company vacated the space.

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31
2021	$438,840
2022	351,100
2023	45,000
2024	11,250
Total	846,190
Less discount	(43,590)
Total lease liabilities	802,600
Less current portion	(407,975)
Operating lease obligation, net of current portion	$394,625

The weighted average remaining lease term for operating leases is 2 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5%. For the year ended December 31, 2020, payments on lease obligations were $438,840 and amortization on the right of use assets was $310,706.

For the year ended December 31, 2020, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

Year Ended December 31, 2020

Operating lease cost	$363,100
Short-term lease cost (1)	7,080
Total lease cost	$370,180

(1)	Short-term lease costs includes any lease with a term of less than 12 months

Note 11 – Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire through 2020 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period. Revenue reported during interim periods were recorded based on the facts and circumstances at the time and any differences noted when the final revenue is determined is considered to be a change in estimate for the period.

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

During 2020, each of the four major utility defendants in the above action filed petitions for Inter Partes Review (IPR) with the United States Patent and Trademark Office (USPTO), seeking to invalidate certain claims to the patents which are subject to the litigation.

Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in such action which included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for IPR with the USPTO. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants.

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

Note 12 - Stock Based Compensation

Common Stock

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, the Company issued 1,000,000 shares of common stock of the Company to such third party as and for the entire compensation to be paid for all services to be rendered during the term. These shares of common stock were valued at $200,000 in accordance with FASB ASC Topic 718. The fair value of the shares was amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations during 2020.

On October 5, 2020, the Company issued 300,000 shares of common stock of the Company to a nonaffiliated third-party pursuant to a consulting agreement entered into on October 1, 2020. The value of the stock award was $102,000 and was charged to selling, general and administrative expenses in the statement of operations.

Stock. Options

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

A summary of stock option activity for the years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2018	9,161,510	$1.15	2.00	$-
Grants	4,700,000	0.27	5.00	-
Expirations	(1,308,184)	0.27	-	-
December 31, 2019	12,553,326	$0.55	4.02	$927

Grants	4,425,000	$0.38	4.73	$-
Exercised	(1,500)	0.17	-	-
Expirations	(758,500)	0.68	-	-
December 31, 2020	16,218,326	$0.50	3.57	$3,588,631

Options exercisable at:
December 31, 2019	12,563,326	$0.55	4.02	$927
December 31, 2020	16,093,326	$0.50	3.56	$3,532,381

The Company utilized the Black-Scholes options pricing model to value its options granted. The assumptions used for options granted during the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Exercise price	$0.19 - $0.58	$0.25-$0.27
Expected dividends	0%	0%
Expected volatility	84% - 103%	100% - 109%
Risk free interest rate	0.30 - 0.37%	1.73 - 3%
Expected life	4.12-5 years	5 years

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

Also on June 28, 2019, the Company extended the expiration dates of previously granted nonqualified stock options to acquire an aggregate of 4,675,000 shares of the Company’s common stock under the Company’s 2014 Equity Plan to certain executive officers, employees and others. The extended options are exercisable from $0.42 to $1.36 per share, representing the original fair market value of the common stock on the date of grant as determined under the 2014 Equity Plan. The options are fully vested and exercisable and will now expire five years from the date of the extension. Based on a Black-Scholes valuation model, the stock option modification was valued at $745,989 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

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

On July 8, 2020, the Board of Directors of the Company approved an amendment to the 2017 Plan to increase the maximum number of shares of common stock that may be issued under the 2017 Plan from 8,000,000 to 12,000,000 shares. On the same date, the Company granted nonqualified stock options to the following executive officers to each acquire 500,000 shares of the Company’s common stock: Richard MacPherson (President and Chief Executive Officer), John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations); and, also granted nonqualified stock options to the following persons to each acquire 250,000 shares of the Company’s common stock: Christopher Greenberg (Chairman of the Board) and David M. Kaye (director). All of such options were granted under the 2017 Plan and are exercisable at $0.19 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $246,965 in accordance with FASB ASC Topic 718 which was expensed on the grant date in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On December 14, 2020, the Company granted nonqualified stock options to the following executive officers to each acquire 500,000 shares of the Company’s common stock: Richard MacPherson (President and Chief Executive Officer), John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations); and, also granted nonqualified stock options to the following persons to each acquire 250,000 shares of the Company’s common stock: Christopher Greenberg (Chairman of the Board) and David M. Kaye (director); and, also granted nonqualified stock options to the following persons to acquire 125,000 and 50,000, respectively, shares of the Company’s common stock: Jami Satterthwaite and Stacey Hyatt. All of such options were granted under the 2017 Plan and are exercisable at $0.58 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $884,264 in accordance with FASB ASC Topic 718 which was expensed on the grant date in selling, general and administrative expenses within the Company’s consolidated statements of operations.

In December 2020, the Company issued 1,082 shares of common stock to a certain option holder upon the cashless exercise of an option to purchase 1,500 shares of common stock at an exercise price of $0.17 per share based upon a market value of $0.61 per share as determined under the terms of the option.

Note 13 - Warrants

Sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor, a risk free interest rate and the life of the warrant for the exercise period.

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2018	4,105,398	$0.59	1.79	$-
Grants	3,600,000	0.70	5.00	-
Expirations	(2,015,020)	0.69	-	-
December 31, 2019	5,690,378	$0.63	3.72	$-

Grants	-	-	-	-
Exercised	(95,000)	0.35	-	-
December 31, 2020	5,595,378	$0.63	2.85	$314,260

Warrants exercisable at:
December 31, 2019	5,690,378	$0.63	3.72	$-
December 31, 2020	5,595,378	$0.63	2.85	$314,260

The following table summarizes information about common stock warrants outstanding at December 31, 2020:

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.70	4,460,000	3.44	$0.70	4,460,000	$0.70
0.45	150,000	2.92	0.45	150,000	0.45
0.35	985,378	0.13	0.35	985,378	0.35
$0.35-0.70	5,595,378	2.85	$0.63	5,595,378	$0.63

* 110,000 warrants exercisable at $0.35 contain dilution protections that increase the number of shares purchasable at exercise upon the issuance of securities at a price below the current exercise price.

The Company utilized the Black-Scholes options pricing model. The assumptions used for warrants granted during the year ended December 31, 2019 are as follows. There were no warrants granted during the year ended December 31, 2020.

December 31, 2019
Exercise price	$0.70
Expected dividends	0%
Expected volatility	100% - 112%
Risk free interest rate	1.58% - 3%
Expected life	5 years

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

On October 1, 2020, the Company extended the expiration date of a previously issued warrant to acquire 150,000 shares of common stock of the Company at an exercise price of $0.45 per share. Such warrant was issued to a nonaffiliated third-party providing investor relations consulting services to the Company. The warrant will now expire November 30, 2023. Based on a Black-Scholes valuation model, the warrant modification was valued at $30,573 in accordance with FASB ASC Topic 718 which was included in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On December 14, 2020, the Company issued 47,494 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 95,000 shares of common stock at an exercise price of $0.35 per share based upon a market value of $0.6999 per share as determined under the terms of the warrant.

Note 14 - Income Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2020	2019
Federal
Current	$-	$-
Deferred	(1,833,000)	(1,278,000)
State and local
Current	10,000	14,000
Deferred	(251,000)	(196,000)
Change in valuation allowance	2,084,000	1,474,000
Income tax provision	$10,000	$14,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
U.S. federal statutory rate	21.0%	21.0%
State taxes	4.3%	4.3%
Other permanent and prior period adjustments	10.6%	(1.4)%
Valuation allowance	(36.1)%	(24.2)%
Income tax provision	(0.2)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$7,189,000	$5,456,000
Stock based compensation	1,518,000	1,285,000
Other	212,000	81,000
Total deferred tax assets	8,919,000	6,822,000
Deferred tax liabilities:
Property and equipment	(48,000)	(57,000)
Other	(67,000)	(44,000)
Total deferred tax liabilities	(115,000)	(101,000)

Valuation Allowance	(8,804,000)	(6,721,000)

Net deferred tax asset	$-	$-

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $33,366,000 and $22,640,000 at December 31, 2020 and 2019, respectively, available to offset taxable net income in a given year. The Company has state net operating loss carryovers (“NOLs”) of $4,188,000 and $3,531,815 at December 31, 2020 and 2019, respectively. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2020 and 2019, the change in the valuation allowance was $2,084,000 and $1,474,000, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 15 - Restatement of previously issued financial statements (unaudited)

On April 13, 2020, the Company concluded that a gain on debt restructuring recognized during the first quarter of 2019 (relating to the New AC Midwest Unsecured Note) should have been accounted for as a capital transaction. Since the New AC Midwest Unsecured Note was held by a related party, the gain should have been recorded as a capital transaction under ASC 470-50-40. The profit-sharing portion also should have been bifurcated from the loan and shown separately on the Condensed Consolidated Balance Sheets of the financial statements. See Note 9.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three month period ended March 31, 2019:

CONDENSED CONSOLIDATED BALANCE SHEETS

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

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and six month periods ended June 30, 2019:

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

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

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and nine month periods ended September 30, 2019:

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Profit Share liability	$-	$2,210,230	$2,210,230
Unsecured note payable, net of discount and issuance costs	9,752,882	(2,339,289)	7,413,593
Total liabilities	17,177,693	(129,059)	17,048,634

Stockholders’ deficit
Additional paid-in capital	44,882,209	3,412,204	48,294,413
Accumulated deficit	(52,887,063)	(3,283,145)	(56,170,208)

Total stockholders’ deficit	(7,928,107)	129,059	(7,799,048)

Total liabilities and stockholders’ deficit	$9,249,586	$-	$9,249,586

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Interest expense & letter of credit fees	$782,695	$(159,458)	$623,237	$2,075,761	$(384,906)	$1,690,855
Loss on change in fair value of profit share	-	112,575	112,575	-	255,847	255,847
(Gain)/Loss on debt restructuring	-	-	-	(3,412,204)	3,412,204	-
Total costs and expenses	4,446,648	(46,883)	4,399,765	10,219,042	3,283,145	13,502,187

Net loss	$(850,541)	$46,883	$(803,658)	$(1,325,865)	$(3,283,145)	$(4,609,010)
Net loss per common share-basic and diluted:	$(0.01)	$-	$(0.01)	$(0.02)	$(0.04)	$(0.06)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net loss	$(1,325,865)	$(3,283,145)	$(4,609,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount of notes payable	1,585,686	(384,906)	1,200,780
Loss on change in fair value of profit share	-	255,847	255,847
Gain on debt restructuring	(3,412,204)	3,412,204	-
Net cash used in operating activities	$(1,304,626)	$-	$(1,304,626)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE MONTHS ENDED MARCH 31, 2019, THE SIX MONTHS ENDED JUNE 30, 2019 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Restated)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2019	76,246,113	$76,246	$42,785,990	$(51,483,332)	$(8,621,096)

Cumulative effect of change in accounting principle related to accounting for leases	-	-	-	(77,866)	(77,866)

Capital contribution	-	-	3,412,204	-	3,412,204

Net income	-	-	-	(1,058,779)	(1,058,779)

Balance - March 31, 2019	76,246,113	$76,246	$46,198,194	$(52,619,977)	$(6,345,537)

Stock issued per resignation agreements	464,517	464	118,076	-	118,540

Issuance of stock options	-	-	898,207	-	898,207

Extension of certain stock option expiration	-	-	745,989	-	745,989

Issuance of warrants, recorded as discount on convertible notes payable	-	-	197,664	-	197,664

Net loss	-	-	-	(2,746,573)	(2,746,573)

Balance - June 30, 2019	76,710,630	$76,710	$48,158,130	$(55,366,550)	$(7,131,710)

Stock issued upon cashless warrant exercise	37,120	37	(37)	-	-

Issuance of warrants, recorded as discount on convertible notes payable	-	-	136,320	-	136,320

Net loss	-	-	-	(803,658)	(803,658)

Balance - September 30, 2019	76,747,750	$76,747	$48,294,413	$(56,170,208)	$(7,799,048)

Note 16 – Subsequent Events

See Note 11 for information on the agreements entered into between July 2020 and January 2021with each of the four major utility defendants in the patent litigation commenced in 2019, two of which agreements were entered into in January 2021 and which provide such defendants and their affiliated entities a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants.

See Note 7 for information on loan proceeds in the amount of $299,300 which the Company received on April 14, 2020 from First International Bank & Trust pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

From January 27, 2021 to January 31, 2021, the Company issued 494,400 shares of common stock to certain holders of convertible promissory notes issued in 2013, 2018 and 2019 as payment for accrued interest due on January 1, 2021 in the aggregate amount of $247,200, based upon a rate of $0.50 per share.

From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share.

From January 23, 2021 to February 16, 2021, the Company issued 705,166 shares of common stock to certain warrant holders upon the cash exercise of warrants to purchase an aggregate of 705,166 shares of common stock at an exercise price of $0.35 per share or $246,808 in the aggregate.

On February 17, 2021, the Company issued 97,675 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 150,000 shares of common stock at an exercise price of $0.45 per share based upon a market value of $1.29 per share as determined under the terms of the warrant.

On March 8, 2021, the Company issued an aggregate of 97,015 shares of common stock to certain warrant holders upon the cashless exercise of warrants to purchase an aggregate of 175,000 shares of common stock at an exercise price of $0.70 per share based upon market values from $1.44 to $1.63 per share as determined under the terms of the warrants.

From February 26, 2021 to March 8, 2021, the Company issued 790,000 shares of common stock to certain holders of convertible promissory notes issued in 2018 and 2019 for the conversion of the outstanding principal of such notes in the aggregate amount of $395,000, based upon a conversion rate of $0.50 per share.

On March 17, 2021, as a result of the election by the Company to force convert all of the outstanding principal of certain convertible promissory notes issued in 2018 if the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company issued 1,030,000 shares of common stock to such holders for the conversion of the remaining outstanding principal of such notes in the aggregate amount of $515,000, based upon a conversion rate of $0.50 per share.

On March 23, 2021, and pursuant to a consulting agreement dated November 1, 2020, as amended on March 19, 2021, with a nonaffiliated third party, the Company issued 500,000 shares of common stock to such party as part of its compensation thereunder.

On March 30, 2021, and pursuant to a business development agreement dated March 30, 2021 with a nonaffiliated third party, the Company issued 25,000 shares of common stock to such party for its compensation thereunder.

See Note 7 for information on a one-year secured loan in the principal amount of $200,000 which the Company received on February 25, 2020. Such loan was repaid in full in February 2021.

In February 2021, the Company received second draw loan proceeds in the amount of $299,380 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “Second PPP Loan”) under the CARES Act. The Second PPP Loan is in the form of a Note dated February 2, 2021, matures on April 14, 2026 and bears interest at a rate of 1.0% per annum, with one interest payment on February 2, 2022, 47 monthly consecutive principal and interest payments of $6,366.89 each, beginning March 2, 2022, and one final principal and interest payment of $6,366.92 on February 2, 2026. The principal and accrued interest under the Second PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the Second PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer (who is the same person), we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2020, the Company’s disclosure controls and procedures were ineffective as a result of material weaknesses in our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2020. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2020, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

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

Although we believe that these efforts effectively strengthen our disclosure controls and procedures as well as our internal control over financial reporting, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2021 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2020 and 2019

Consolidated Statements of Operations for Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Deficit for Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
4.1	Description of Securities		10-K	05/14/2020
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019		10-K	04/11/2019
10.4	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.5	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended		10-K	03/30/2016
10.6	Form of Option Award Agreement (2014 Equity Incentive Plan)		8-K	02/05/2014
10.7	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014
10.8	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014
10.9	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		8-K	08/15/2014
10.10	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016
10.11	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.12	Amendment No. 1 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of June 14, 2018		8-K	06/20/2018
10.13	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018		10-Q	11/13/2018
10.14	Amendment No. 3 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.15	Senior Secured Note dated November 29, 2016		8-K	12/02/2016
10.16	Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.17	Unsecured Note dated February 25, 2019		8-K	03/01/2019
10.18	Form of 2019-Unsecured Convertible Promissory Notes		10-Q	08/14/2019
10.19	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan		8-K	02/14/2017
10.20	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
14.1	Code of Ethics		10-K	03/20/2015
21.1	Subsidiaries of the registrant		10-K	04/11/2019
31.1	Certification by Principal Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
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

MIDWEST ENERGY EMISSIONS CORP.

Date: April 5, 2021	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer	April 5, 2021
Richard MacPherson	and Director (Principal Executive Officer and
Principal Financial Officer)

/s/ Jami L. Satterthwaite	Chief Accounting Officer	April 5, 2021
Jami L. Satterthwaite	(Principal Accounting Officer)

/s/ Christopher Greenberg	Chairman of the Board and Director	April 5, 2021
Christopher Greenberg

/s/ David M. Kaye	Secretary and Director	April 5, 2021
David M. Kaye

