Form 10-Q
period 2021-03-31
Midwest Energy Emissions Corp.
filed 2021-05-17
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 83,791,451 outstanding as of May 17, 2021.

MIDWEST ENERGY EMISSIONS CORP.

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2020 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

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

3

Item 1. Financial Information.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three months ended March 31, 2021

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 AND DECEMBER 31, 2020
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,982,159	$591,019
Accounts receivable	847,780	1,116,082
Inventory	452,433	560,127
Prepaid expenses and other assets	722,724	107,443
Total current assets	4,005,096	2,374,671

Property and equipment, net	1,863,228	1,887,029
Right of use asset	696,302	795,869
Intellectual property, net	2,267,646	2,318,796
Total assets	$8,832,272	$7,376,365

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $181,250 and $168,750)	$2,014,978	$1,611,956
Current portion of equipment notes payable	21,460	29,255
Current portion of operating lease liability	413,096	407,975
Note payable	6,134	34,661
Accrued interest	88,412	259,230
Customer credits	167,000	167,000
Accrued salaries	809,772	848,706
Total current liabilities	3,520,852	3,358,783

Equipment notes payable, less current portion	-	789
Operating lease liability	289,420	394,625
Note payable	293,246	299,300
Convertible notes payable, net of discount and issuance costs	2,276,280	4,055,122
Profit share liability – related party	2,426,362	2,305,308
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	10,381,756	9,894,284
Total liabilities	19,459,602	20,579,897

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 83,715,582 and 78,096,326 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	83,715	78,096
Additional paid-in capital	53,190,995	50,202,478
Accumulated deficit	(63,902,040)	(63,484,106)

Total stockholders' deficit	(10,627,330)	(13,203,532)

Total liabilities and stockholders' deficit	$8,832,272	$7,376,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Revenues	$3,026,638	$1,116,676

Costs and expenses:
Cost of sales	1,490,733	930,534
Selling, general and administrative expenses (related party of $100,000 and $62,500)	1,453,225	1,171,975
Interest expense & letter of credit fees (related party of $497,660 and $502,825)	675,620	664,388
Loss on change in fair value of profit share	121,054	123,650
Gain on extinguishment of debt	(299,300)	-
Total costs and expenses	3,441,332	2,890,547

Loss before provision for income taxes	(414,694)	(1,773,871)

Provision for income taxes	(3,240)	-

Net loss	$(417,934)	$(1,773,871)

Net loss per common share-basic and diluted:	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	80,409,603	77,736,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	$83,715	$53,190,995	$(63,902,040)	$(10,627,330)

Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2020	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(1,773,871)	(1,773,871)

Balance - March 31, 2020	77,747,750	$77,748	$48,907,085	(59,432,355)	(10,447,522)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash flows from operating activities
Net loss	$(417,934)	$(1,773,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	26,032	114,640
Share-based compensation expense	5,878	-
Amortization of discount of notes payable	528,558	490,988
Amortization of debt issuance costs	30,072	30,406
Amortization of right to use assets	99,567	94,710
Amortization of patent rights	51,150	50,300
Depreciation expense	23,804	66,589
Gain on forgiveness of debt	(299,300)	-
Loss on change in fair value of profit share	121,054	123,650
Changes in operating assets and liabilities
Decrease in accounts receivable	268,302	723,314
Decrease in inventory	107,693	48,686
Increase in prepaid expenses and other assets	2,937	8,764
Increase (Decrease) in accounts payable and accrued liabilities	440,468	(1,093,709)
Decrease in operating lease liability	(100,084)	(95,222)
Net cash provided by (used in) operating activities	888,197	(1,210,755)

Cash flows from financing activities
Payments of notes payable	(34,661)	(16,018)
Payments of equipment notes payable	(8,584)	(11,214)
Proceeds from exercise of warrants	246,808	-
Proceeds from the issuance of notes payable	299,380	200,000
Net cash provided by financing activities	502,943	172,768

Net increase (decrease) in cash and cash equivalents	1,391,140	(1,037,987)

Cash and cash equivalents - beginning of period	591,019	1,499,287

Cash and cash equivalents - end of period	$1,982,159	$461,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,082	$228,458
Taxes	$3,240	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for conversion of convertible notes	$1,850,000	$-
Stock issued for prepaid services	$644,250	$200,000
Stock issued for interest payable	$247,200	$-

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 5, 2021, from which the accompanying condensed consolidated balance sheet dated December 31, 2020 was derived.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2021, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiary, MES, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, profit share liability, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for both of the three months ended March 31, 2021 and 2020.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at March 31, 2021 and December 31, 2020 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2021 and December 31, 2020 due to their short-term maturities.

The fair value of the promissory notes payable at March 31, 2021 and December 31, 2020 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2021 and December 31, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at March 31, 2021 and December 31, 2020 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$1,982,159	$1,982,159	$-	$-
Total Assets	$1,982,159	$1,982,159	$-	$-

Liabilities:
Promissory notes	$13,250,562	$-	$13,250,562	$-
Profit share liability – related party	2,426,362	-	-	2,426,362
Total Liabilities	$15,676,924	$-	$13,250,562	$2,426,362

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	$591,019	$-	$-	$-
Total Assets	$591,019	$-	$-	$-

Liabilities:
Promissory notes	$14,585,097	$-	$14,585,097	$-
Profit share liability	2,305,308	-	-	2,305,308
Total Liabilities	$16,890,405	$-	$14,585,097	$2,305,308

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the three months ended March 31, 2021 and 2020, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2021, and 2020 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three months ended March 31, 2021, and 2020.

	Three months ended March 31, 2021			Three months ended March 31, 2020
	United States	International	Total	United States	International	Total
Product revenue	$2,031,101	$-	$2,031,101	$984,160	$85,200	$1,069,360
License revenue	945,547	-	945,547	-	-	-
Demonstrations & Consulting revenue	34,310	-	34,310	42,767	-	42,767
Equipment revenue	15,680	-	15,680	4,549	-	4,549
	$3,026,638	$-	$3,026,638	$1,031,476	$85,200	$1,116,676

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2021 and 2020, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	March 31,	March 31,
	2021	2020

Stock Options	16,093,326	12,553,326
Warrants	4,285,000	5,690,378
Convertible debt	5,355,500	9,157,100
Total common stock equivalents excluded from diluted net loss per share	25,733,826	27,400,804

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2021 and December 31, 2020 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the three months ended March 31, 2021 and 2020, 100% of the Company’s revenue related to fourteen and nine customers respectively. At March 31, 2021 and December 31, 2020, 100% of the Company’s accounts receivable related to eight and seven customers, respectively.

For each of the three months ended March 31, 2021 and 2020, 93% and 86% of the Company’s purchases related to two suppliers, respectively. At March 31, 2021 and December 31, 2020, 38% and 47% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The accompanying condensed consolidated financial statements as of March 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $63.9 million and working capital of $484,244 at March 31, 2021. Additionally, the Company had a net loss of $417,934 for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q. Although we anticipate continued significant revenues for products being used in MATS compliance activities, no assurances can be given that the Company can obtain sufficient working capital through these activities and additional financing may be needed to meet its obligations.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw Materials	$124,527	$169,803
Spare Parts	23,432	23,432
Finished goods	304,474	366,892
	$452,433	$560,127

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	834,375	834,375
Computer equipment and software	14,768	67,126
Office equipment	5,528	27,155
Total property and equipment	2,820,330	2,894,315

Less: accumulated depreciation	(2,764,809)	(2,814,993)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,863,228	$1,887,029

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended March 31, 2021 and 2020 depreciation expense was $23,804, and $66,589 respectively.

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

License and patent costs capitalized as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(801,349)	(750,199)
Intellectual property, net	$2,267,646	$2,318,796

Amortization expense for the three months ended March 31, 2021 and 2020 was $51,150 and $50,300, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 –Notes Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan is paid in full on February 26, 2021. The note is secured by substantially all of the assets of MES, Inc. In February 2021, the loan was repaid in full.

On April 14, 2020, the Company received loan proceeds in the amount of $299,300 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The loan, which is in the form of a Note dated April 14, 2020, matures on April 14, 2022 and bears interest at a rate of 1.0% per annum, with one interest payment on April 14, 2021 and one principal and interest payment on maturity. The principal and accrued interest under the PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. In January 2021, the PPP Loan was forgiven, and the Company recorded a gain on extinguishment of debt of $299,300.

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

Note 8 –Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9) bear interest at 10% per annum, and are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$50,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	2,550,000	2,600,000

Total convertible notes payable before discount	2,600,000	4,450,000

Less discounts and debt issuance costs	(323,720)	(394,878)

Total convertible notes payable	2,276,280	4,055,122

Less current portion	-	-

Convertible notes payable, net of current portion	$2,276,280	$4,055,122

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of such convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. As of March 31, 2021 and December 31, 2020, total principal of $50,000 and $990,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes. The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force convert all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force convert all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of March 31, 2021 and December 31, 2020, total principal of $0 and $860,000, respectively, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. On February 26, 2021, the Company issued 100,000 share of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. As of March 31, 2021 and December 31, 2020, total principal of $2,550,000 and $2,600,000, respectively, was outstanding on the 2019 Unsecured Notes.

As of March 31, 2021, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended March 31,
2022	$-
2023	50,000
2024	-
2025	2,550,000
$2,600,000

As of March 31, 2021, the remaining future amortization of discounts are as follows:

Twelve months ended March 31,	Discounts
2022	$96,023
2023	96,023
2024	96,286
2025	35,388
$323,720

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “New AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The New AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended March 31, 2021 and 2020 was $10,188 and $9,937 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both March 31, 2021 and December 31, 2020, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(2,773,175)	(3,260,647)

Total unsecured note payable	10,381,756	9,894,284

Less current portion	-	-

Unsecured note payable, net of current portion	$10,381,756	$9,894,284

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the three months ended March 31, 2021 and 2020 was $487,472 and $462,483, respectively. As of March 31, 2021, the unamortized balance of the discount was $2,602,100.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at March 31, 2021 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly after the first three years, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the three months ended March 31, 2021 and 2020.

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	121,054
Profit Share as of March 31, 2021	$2,426,362

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Loss on change in fair value of profit share	123,650
Profit Share as of March 31, 2020	$2,452,495

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $62,500 in the three months ended 2021 for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At March 31, 2021 and December 31, 2020, $181,250 and $168,750, respectively, was owed to the firm for services rendered.

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

On September 1, 2019, the Company entered into a one-year lease for office space in Grand Forks, North Dakota. Monthly rent was $590 a month through August 2020. The lease was not renewed and the Company vacated the space.

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2022	$438,840
2023	252,640
2024	45,000
Total	736,480
Less discount	(33,964)
Total lease liabilities	702,516
Less current portion	(413,096)
Operating lease obligation, net of current portion	$289,420

The weighted average remaining lease term for operating leases is 1.82 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the three months ended March 31, 2021, payments on lease obligations were $109,710 and amortization on the right of use assets was $99,567.

For the three months ended March 31, 2021 and 2020, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating lease cost	$99,567	$95,222
Short-term lease cost (1)	1,770	1,770
Total lease cost	$101,337	$96,992

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued for prepaid services. For the three months ended March 31, 2021 and 2020, stock based compensation amounted to $31,910 and $114,640, respectively. Such expense is classified in selling, general and administrative expenses.

Common Stock

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, the Company issued 1,000,000 shares of common stock of the Company to such third party as and for the entire compensation to be paid for all services to be rendered during the term. These shares of common stock were valued at $200,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over one year and was fully amortized in 2020.

On March 23, 2021, and pursuant to a consulting agreement dated November 1, 2020, as amended on March 19, 2021, with a nonaffiliated third party, the Company issued 500,000 shares of common stock to such party as part of its compensation thereunder. These shares of common stock were valued at $615,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over ten months.

On March 30, 2021, and pursuant to a business development agreement dated March 30, 2021 with a nonaffiliated third party, the Company issued 25,000 shares of common stock to such party for its compensation thereunder. These shares of common stock were valued at $29,250 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over three months.

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

A summary of stock option activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	16,218,326	$0.50	3.57	$3,588,631
Grants	-	-	-	-
Expirations	-	-	-	-
March 31, 2021	16,218,326	$0.50	3.32	$10,965,344

Options exercisable at:
March 31, 2021	16,093,326	$0.50	3.31	$10,842,844

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.17 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

Note 13 - Warrants

Sold and issued warrants are subject to the provisions of FASB ASC 815-10, the Company utilized a Black-Scholes options pricing model to value the warrants sold and issued. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor, a risk-free interest rate and the life of the warrant for the exercise period.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	5,595,378	$0.63	2.85	$314,260
Grants	-
Exercises	(1,030,166)	$0.42	-	-
Expirations	(280,212)	$0.35	-	-
March 31, 2021	4,285,000	$0.70	3.23	$2,013,950

Warrants exercisable at:
March 31, 2021	4,285,000	$0.70	3.23	$2,013,950

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.17 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about common stock warrants outstanding at March 31, 2021:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	3.23	$0.70

$0.70	4,285,000	3.23	$0.70

Note 14 – Subsequent Events

On April 9, 2021, the Company issued 60,000 shares of common stock to a certain holder of a convertible promissory note issued in 2013 for the conversion of the outstanding principal of such note in the amount of $30,000, based upon a conversion rate of $0.50 per share.

On May 10, 2021, the Company issued 15,869 shares of common stock to a certain option holder upon the cashless exercise of an option to purchase 25,000 shares of common stock at an exercise price of $0.42 based upon a market price of $1.15 per share as determined under the terms of the option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Information.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

Executive Overview

We remain focused on positioning the Company for short and long-term growth, including focusing on execution at our customer sites and on continual operation improvement. We continue to make refinements to all of our key products, as we continue to focus on the customer and its operations. As part of our overall strategy, we have a number of initiatives which we believe will be able to drive our short and long-term growth.

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

Results of Operations

Revenues

We generated revenues of approximately $3,027,000 and $1,117,000 for the three months ended March 31, 2021 and 2020, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $2,031,000 and $1,070,000 for the three months ended March 31, 2021 and 2020, respectively. The increase from prior year is primarily due to the increase in capacity factor experienced by our EGU’s.

Costs and Expenses

Cost of sales were approximately $1,491,000 and $931,000 for the three months ended March 31, 2021 and 2020, respectively. This increase in cost of sales is primarily attributable to the increase in sorbent product sales.

Selling, general and administrative expenses were approximately $1,453,000 and $1,172,000 for the three months ended March 31, 2021 and 2020, respectively. The increase in selling, general and administrative expenses is primarily attributed to an increase in legal fees.

Total costs and expenses were approximately $3,441,000 and $2,891,000 during the three months ended March 31, 2021 and 2020, respectively. The increase in costs and expenses for the three months ended March 31, 2021 is primarily attributable to the increase in cost of sales and legal fees.

Interest expense related to the financing of capital was approximately $676,000 and $664,000 for the three months ended March 31, 2021 and 2020, respectively. The breakdown of interest expense for the three months ended March 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Interest expense on notes payable	$146	$143
Accelerated interest expense upon conversion of notes	43	-
Amortization of discount of notes payable	457	491
Amortization of debt issuance costs	30	30

	$676	$664

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $121,000 and $124,000 for the three months ended March 31, 2021 and 2020, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three months ended March 31, 2021.

Gain on forgiveness of debt of $299,300 relates to the loan proceeds we received in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

Net Income (Loss)

For the three months ended March 31, 2021 and 2020, we had a net loss of approximately $418,000 and $1,774,000, respectively. Such decrease was primarily due to an increase in revenues, improved profit margin and the gain on forgiveness of debt, partially offset by an increase in selling, general and administrative expenses for the three-month period.

Liquidity and Capital Resources

We had approximately $1,982,000 in cash on our balance sheet at March 31, 2021 compared to approximately $591,000 at December 31, 2020. Total current assets were approximately $4,005,000 and total current liabilities were approximately $3,521,000 at March 31, 2021, resulting in working capital of approximately $484,000. This compares to total current assets of approximately $2,375,000 and total current liabilities of approximately $3,359,000 at December 31, 2020, resulting in a working capital deficit of approximately $984,000. Our accumulated deficit was approximately $63.9 million at March 31, 2021 compared to $63.5 million at December 31, 2020. Additionally, we had a net loss in the amount of approximately $418,000 and cash provided by operating activities of approximately $888,000 for the three months ended March 31, 2021.

During the three months ended March 31, 2021 we issued 3,700,000 shares of common stock in exchange for $1,850,000 of convertible notes.

Total assets were approximately $8,832,000 at March 31, 2021 versus approximately $7,376,000 at December 31, 2020. The change in total assets is primarily attributable to an increase in cash.

Total liabilities were approximately $19,460,000 at March 31, 2021 versus approximately $20,580,000 at December 31, 2020. The decrease in liabilities is primarily due to the conversion of convertible notes to common stock.

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $888,000 for the three months ended March 31, 2021 compared to net cash used in operating activities of approximately $1,211,000 for the three months ended March 31, 2020. The increase in cash provided by operating activities of approximately $2,099,000 was primarily due to an approximate $1,356,000 decrease in net loss and an approximate $1,534,000 change in accounts payable and accrued liabilities.

Net cash provided by financing activities was approximately $503,000 for the three months ended March 31, 2021 compared to net cash provided by financing activities of approximately $173,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $299,000 from the issuance of a note pursuant to a Second PPP Loan we received under the CARES Act and $247,000 from the exercise of warrants while during the three months ended March 31, 2020, we received $200,000 from the issuance of note pursuant to a one-year bank loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

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

The following table shows our reconciliation of Net loss to adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)

Net loss	$(418)	$(1,774)

Non-GAAP adjustments:
Depreciation and amortization	75	117
Interest and letter of credit fees	676	664
Income taxes	3	-
Gain on forgiveness of debt	(299)	-
Stock based compensation	32	115

Adjusted EBITDA	$69	$(878)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for a summary of our legal proceedings, which is incorporated by reference herein.

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

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and where applicable, under Section 3(a)(9) of the 1933 Act.

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

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Unaudited Balance Sheets, (ii) the Condensed Consolidated Unaudited Statements of Operations, (iii) the Condensed Consolidated Unaudited Statements of Stockholders’ Deficit, (iv) the Condensed Consolidated Unaudited Statements of Cash Flows, and (v) Notes to Condensed Consolidated Unaudited Financial Statements

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 17, 2021	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

