Form 10-Q
period 2021-06-30
Midwest Energy Emissions Corp.
filed 2021-08-16
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 89,245,951 outstanding as of August 16, 2021.

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

3

Item 1. Financial Information.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three and six months ended June 30, 2021

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND DECEMBER 31, 2020
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,689,352	$591,019
Accounts receivable	1,112,184	1,116,082
Inventory	543,743	560,127
Prepaid expenses and other assets	487,700	107,443
Total current assets	3,832,979	2,374,671

Security deposits	10,175	-
Property and equipment, net	1,842,653	1,887,029
Right of use asset	595,471	795,869
Intellectual property, net	2,216,496	2,318,796
Total assets	$8,497,774	$7,376,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $206,250 and $168,750)	$2,253,088	$1,611,956
Current portion of equipment notes payable	13,845	29,255
Current portion of operating lease liability	409,201	407,975
Note payable	24,501	34,661
Accrued interest	2,118	259,230
Customer credits	167,000	167,000
Accrued salaries	747,270	848,706
Total current liabilities	3,617,023	3,358,783

Equipment notes payable, less current portion	-	789
Operating lease liability	191,965	394,625
Note payable	274,879	299,300
Convertible notes payable, net of discount and issuance costs	20,000	4,055,122
Profit share liability – related party	2,555,133	2,305,308
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	10,874,645	9,894,284
Total liabilities	17,805,331	20,579,897

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,245,951 and 78,096,326 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	89,246	78,096
Additional paid-in capital	56,234,920	50,202,478
Accumulated deficit	(65,631,723)	(63,484,106)

Total stockholders’ deficit	(9,307,557)	(13,203,532)

Total liabilities and stockholders’ deficit	$8,497,774	$7,376,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Revenues	$2,270,696	$1,883,502	$5,297,334	$3,000,178

Costs and expenses:
Cost of sales	1,489,833	1,385,849	2,980,566	2,316,383
Selling, general and administrative expenses (related party of $75,373, $62,500, $175,373, and $125,000)	1,260,411	1,133,470	2,713,636	2,305,445
Interest expense & letter of credit fees (related party of $497,660, $503,190, $1,000,851, and $1,006,015)	1,120,086	650,359	1,795,706	1,314,747
Gain on extinguishment of debt	-	-	(299,300)	-
(Gain) loss on change in fair value of profit share	128,771	(376,040)	249,825	(252,390)
Gain on sale of equipment	-	(5,919)	-	(5,919)
Total costs and expenses	3,999,101	2,787,719	7,440,433	5,678,266

Loss before provision for income taxes	(1,728,405)	(904,217)	(2,143,099)	(2,678,088)

Provision for income taxes	(1,278)	-	(4,518)	-

Net loss	$(1,729,683)	$(904,217)	$(2,147,617)	$(2,678,088)

Net loss per common share-basic and diluted:	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	84,190,073	77,747,750	82,320,840	77,742,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)

Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	83,715	53,190,995	(63,902,040)	(10,627,330)

Stock issued for interest payable on convertible notes	229,500	230	367,909	-	368,139

Stock issued for conversion of convertible notes	5,160,000	5,160	2,574,840	-	2,580,000

Stock issued for exercise of stock options	125,000	125	101,125	-	101,250

Stock issued for cashless exercise of stock options	15,869	16	(16)	-	-

Share based compensation expense	-	-	67	-	67

Net loss	-	-	-	(1,729,683)	(1,729,683)

Balance - June 30, 2021	89,245,951	$89,246	$56,234,920	$(65,631,723)	$(9,307,557)

Six Months Ended June 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2020	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(1,773,871)	(1,773,871)

Balance - March 31, 2020	77,747,750	$77,748	$48,907,085	$(59,432,355)	$(10,447,522)

Issuance of stock options	-	-	19,921	-	19,921

Net loss	-	-	-	(904,217)	(904,217)

Balance - June 30, 2020	77,747,750	$77,748	$48,927,006	$(60,336,572)	$(11,331,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Cash flows from operating activities
Net loss	$(2,147,617)	$(2,678,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	249,963	249,749
Stock-based compensation	5,945	-
Amortization of discount of notes payable	1,314,760	981,462
Amortization of debt issuance costs	60,478	60,812
Amortization of right to use assets	200,398	192,686
Amortization of patent rights	102,300	111,366
Depreciation expense	44,379	122,604
Gain on sale of equipment	-	(5,919)
Gain on forgiveness of debt	(299,300)	-
(Gain) Loss on change in fair value of profit share	249,825	(252,390)
Changes in operating assets and liabilities
Decrease in accounts receivable	3,898	288,826
Decrease in inventory	16,383	52,100
Decrease in prepaid expenses and other assets	1,775	13,862
Decrease in security deposits	2,080	-
(Decrease) Increase in accounts payable and accrued liabilities	897,922	(267,820)
Decrease in operating lease liability	(201,434)	(194,749)
Net cash provided by (used in) operating activities	501,755	(1,325,499)

Cash flows from investing activities
Cash received from sale of equipment	-	9,500
Net cash provided by investing activities	-	9,500

Cash flows from financing activities
Payments of notes payable	(34,661)	(64,691)
Payments of equipment notes payable	(16,199)	(22,559)
Proceeds from exercise of warrants	246,808	-
Proceeds from exercise of stock options	101,250	-
Proceeds from the issuance of notes payable	299,380	499,300
Net cash provided by financing activities	596,578	412,050

Net increase (decrease) in cash and cash equivalents	1,098,333	(903,949)

Cash and cash equivalents - beginning of period	591,019	1,499,287

Cash and cash equivalents - end of period	$1,689,352	$595,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,082	$228,458
Taxes	$4,518	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$644,250	$200,000
Stock issued for conversion of convertible notes	$4,430,000	$-
Stock issued for interest payable	$615,339	$-

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2021, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for both of the three and six months ended June 30, 2021 and 2020.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at June 30, 2021 and December 31, 2020 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2021 and December 31, 2020 due to their short-term maturities.

The fair value of the promissory notes payable at June 30, 2021 and December 31, 2020 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2021 and December 31, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at June 30, 2021 and December 31, 2020 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,689,352	1,689,352	-	-
Total Assets	$1,689,352	$1,689,352	$-	$-

Liabilities
Promissory notes	11,479,556	-	11,479,556	-
Profit share liability – related party	2,555,133	-	-	2,555,133
Total Liabilities	$14,034,689	$-	$11,479,556	$2,555,133

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	591,019	591,019	-	-
Total Assets	$591,019	$591,019	$-	$-

Liabilities
Promissory notes	14,585,097	-	14,585,097	-
Profit share liability	2,305,308	-	-	2,305,308
Total Liabilities	$16,890,405	$-	$14,585,097	$2,305,308

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the three and six months ended June 30, 2021 and 2020, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2021 and 2020 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021			Three months ended June 30, 2020
	United States	International	Total	United States	International	Total
Product revenue	$2,060,949	$-	$2,060,949	$1,809,115	$28,400	$1,837,515
License revenue	145,547	-	145,547	-	-	-
Demonstrations & Consulting revenue	27,000	-	27,000	39,335	-	39,335
Equipment revenue	37,200	-	37,200	2,895	3,757	6,652
	$2,270,696	$-	$2,270,696	$1,851,345	$32,157	$1,883,502

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the six months ended June 30, 2021 and 2020.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	United States	International	Total	United States	International	Total
Product revenue	$4,092,050	$-	$4,092,050	$2,793,485	$113,600	$2,907,085
License revenue	1,091,094	-	1,091,094	-	-	-
Demonstrations & Consulting revenue	61,310	-	61,310	81,892	-	81,892
Equipment revenue	52,880	-	52,880	7,444	3,757	11,201
	$5,297,334	$-	$5,297,334	$2,882,821	$117,357	$3,000,178

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2021 and 2020, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	June 30,	June 30,
	2021	2020

Stock Options	16,068,326	12,447,326
Warrants	4,285,000	5,690,378
Convertible debt	42,000	9,414,200
Total common stock equivalents excluded from diluted net loss per share	20,395,326	27,551,904

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2021 and December 31, 2020 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the six months ended June 30, 2021 and 2020, 100% of the Company’s revenue related to fifteen and nine customers respectively. At June 30, 2021 and 2020, 100% of the Company’s accounts receivable related to nine and seven customers, respectively.

For each of the six months ended June 30, 2021 and 2020, 94% and 83% of the Company’s purchases related to two suppliers, respectively. At June 30, 2021 and 2020, 61% and 59% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Adopted Accounting Standards

Effective January 1, 2020, the Company adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Prior to the issuance of this guidance, the accounting requirements for nonemployee and employee share-based payment transactions were significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The adoption of ASU 2018-07 did not have a material impact on its consolidated financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods (beginning with the quarter ended March 31, 2021 for the Company). The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Liquidity and Financial Condition

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

As reflected in the condensed consolidated financial statements, the Company had $1.7 million in cash on its balance sheet at June 30, 2021. The Company had working capital of $216,000 and an accumulated deficit of $65.6 million. Additionally, the Company had a net loss in the amount of $2.1 million and cash provided by operating activities of $502,000 for the six months ended June 30, 2021.

The accompanying condensed consolidated financial statements as of June 30, 2021 have been prepared assuming the Company will continue as a going concern. During the first six months of 2021, the Company eliminated $4,430,000 of convertible notes through conversions to shares of common stock. In June 2021, the Company announced that it had entered into a Debt Repayment and Exchange Agreement with its principal lender which, subject to various closing conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, will repay all existing secured and unsecured debt obligations held by such lender. Based upon the elimination of convertible notes in the principal amount of $4,430,000, the agreement entered into with its principal lender, the Company’s current cash position and recent positive cash flow trends, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw Materials	$161,005	$169,803
Spare Parts	23,434	23,432
Finished goods	359,304	366,892
	$543,743	$560,127

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	834,375	834,375
Computer equipment and software	14,768	67,126
Office equipment	5,528	27,155
Total equipment	2,820,330	2,894,315

Less: accumulated depreciation	(2,785,384)	(2,814,993)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,842,653	$1,887,029

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended June 30, 2021 and 2020 depreciation expense was $20,575, and $56,015, respectively. During the six months ended June 30, 2021 and 2020 depreciation expense was $44,379, and $122,604, respectively.

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

License and patent costs capitalized as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(852,499)	(750,199)
License, net	$2,216,496	$2,318,796

Amortization expense for the three months ended June 30, 2021 and 2020 was $51,150 and $61,066, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $102,300 and $111,366, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 - Notes Payable

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

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of June 31, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9), bear interest at 10% per annum, are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$20,000	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	2,600,000

Total convertible notes payable before discount	20,000	4,450,000

Less discounts and debt issuance costs	-	(394,878)

Total convertible notes payable	20,000	4,055,122

Less current portion	-	-

Convertible notes payable, net of current portion	$20,000	$4,055,122

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of such convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $30,000, based upon a conversion rate of $0.50 per share. As of June 30, 2021 and December 31, 2020, total principal of $20,000 and $990,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes. The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force convert all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force convert all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of June 30, 2021 and December 31, 2020, total principal of $0 and $860,000, respectively, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of $0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of June 30, 2021 and December 31, 2020, total principal of $0 and $2,600,000, respectively, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

As of June 30, 2021, remaining scheduled principal payments due on convertible notes payable are as follows:

Twelve months ended June 30,
2022	$-
2023	20,000
$20,000

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended June 30, 2021 and 2020 was $10,302 and $10,301, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was $20,490 and $20,238 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both June 30, 2021 and December 31, 2020, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of June 30, 2021 and December 31, 2020:

	June 31,	December 31,
	2021	2020
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(2,280,286)	(3,260,647)

Total unsecured note payable	10,874,645	9,894,284

Less current portion	-	-

Unsecured note payable, net of current portion	$10,874,645	$9,894,284

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the six months ended June 30, 2021 and 2020 was $980,360 and $985,777, respectively. As of June 30, 2021, the unamortized balance of the discount was $2,139,618 and unamortized balance of the debt issuance costs was $140,668 at June 30, 2021.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at June 30, 2021 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the six months ended June 30, 2021 and 2020.

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	249,825
Profit Share as of June 30, 2021	$2,555,133

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Gain on change in fair value of profit share	(252,390)
Profit Share as of June 30, 2020	$2,076,455

Debt Repayment and Exchange Agreement

On June 1, 2021, the Company, along with MES, entered into a Debt Repayment and Exchange Agreement with AC Midwest, which will repay all existing secured and unsecured debt obligations presently held by AC Midwest (the “Debt Repayment Agreement”).

Pursuant to the Debt Repayment Agreement, the Company shall at closing repay the principal balance outstanding on the AC Midwest Secured Note in cash, together with any other amounts due and owing under such note, and repay the outstanding debt under the New AC Midwest Unsecured Note by paying and issuing a combination of cash and shares of common stock which AC Midwest has agreed to accept in full and complete repayment of the obligations thereunder.

At closing, and with regard to the New AC Midwest Unsecured Note, the Company shall pay AC Midwest $6,577,465.30 in cash representing 50.0% of the aggregate outstanding principal balance of such note, and issue shares of common stock to AC Midwest in exchange for the remaining 50.0% of the aggregate outstanding principal balance at an exchange price equal to 100% of the offering price of common stock in the Qualifying Offering (as defined below). With regard to the Profit Share, at closing the Company shall pay AC Midwest $2,305,308.00 in cash representing the Profit Share Valuation, and issue shares of common stock for $4,026,567.76 representing the Adjusted Profit Share Valuation (as such terms are defined in the Debt Repayment Agreement) at the same exchange price indicated above. The Company has agreed to provide certain registration rights with respect to the shares issued thereunder.

The closing is subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021 (the “Qualifying Offering”). In the event that the closing does not occur by December 31, 2021, either party may terminate the Debt Repayment Agreement and the existing notes with AC Midwest will continue in their current forms.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $137,500 and $100,000 for the six months ended June 30, 2021 and 2020, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At June 30, 2021 and December 31, 2020, $206,250 and $168,750, respectively, was owed to the firm for services rendered.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2022	$429,760
2023	163,260
2024	33,760
Total	626,780
Less discount	(25,614)
Total lease liabilities	601,166
Less current portion	(409,201)
Operating lease obligation, net of current portion	$191,965

The weighted average remaining lease term for operating leases is 1.6 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the six months ended June 30, 2021, payments on lease obligations were $219,420 and amortization on the right of use assets was $200,398.

For the three and six months ended June 30, 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating lease cost	$101,867	$201,434
Short-term lease cost (1)	1,770	3,540
Total lease cost	$103,637	$204,974

_____________

(1)	Short-term lease costs includes any lease with a term of less than 12 months

Note 11 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2021 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period. Revenue reported during interim periods were recorded based on the facts and circumstances at the time and any differences noted when the final revenue is determined is considered to be a change in estimate for the period.

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

The above described proceedings are continuing with respect to the other parties involved. On May 20, 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the above action should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. Such report and recommendation is not a final decision and will be reviewed, along with objections by the parties, by the District Judge for the United States District Court for the District of Delaware.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued for prepaid services. For the three months ended June 30, 2021 and 2020, stock based compensation expense amounted to $223,998 and $135,109, respectively. For the six months ended June 30, 2021 and 2020, stock based compensation expense amounted to $255,908 and $249,749, respectively. Such expense is classified in selling, general and administrative expenses.

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

A summary of stock option activity for the six months ended June 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	16,218,326	$0.50	$3.57	$3,588,631
Grants	-	-	-	-
Exercises	(150,000)	0.75	-	-
Expirations	-	-	-	-
June 30, 2021	16,068,326	$0.49	$3.10	$8,720,095

Options exercisable at:
June 30, 2021	16,068,326	$0.49	$3.10	$8,720,095

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.02 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

On May 1, 2021, the Company issued 15,869 shares of common stock to a certain option holder upon the cashless exercise of an option to purchase 25,000 shares of common stock at an exercise price off $0.42 based upon a market price of $1.15 per share as determined under the terms of the option. On June 30, 2021, the Company issued 125,000 shares of common stock to a certain option holder upon a cash exercise of an option to purchase 125,000 shares of common stock at an exercise price of $0.81 or $101,250 in the aggregate.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	5,595,378	$0.63	2.85	$314,260
Grants	-
Exercises	(1,030,166)	$0.42	-	-
Expirations	(280,212)	$0.35	-	-
June 30, 2021	4,285,000	$0.70	2.98	$1,371,200

Warrants exercisable at:
June 30, 2021	4,285,000	$0.70	2.98	$1,371,200

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.02 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about common stock warrants outstanding at June 30, 2021:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	2.98	$0.70

$0.70	4,285,000	2.98	$0.70

Note 14 - Subsequent Events

On August 9, 2021, the Company notified the remaining holders of the secured convertible promissory notes issued in 2013 that the Company would be prepaying the remaining outstanding principal balance on such notes which totals $20,000 on August 24, 2021. Such holders shall have the option to convert the outstanding principal balance into shares of common stock of the Company at a conversion rate of $0.50 per share at any time before August 18, 2021.

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

In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. In this regard, during the first quarter of 2021, we announced that we had secured supply contract extensions with two long-term customers. In July 2021, we announced that we had secured new multi-year supply business with a coal-fired power plant located in the Midwest, which power plant is part of the fleet of a large utility and a long-standing customer based in the Southwest region of the United States.

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

On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflected the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio. In June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with AC Midwest which will repay all existing secured and unsecured debt obligations held by AC Midwest. Pursuant to such agreement, we will repay the existing $0.3 million secured note outstanding in cash as well as the existing $13.2 million principal amount outstanding under the unsecured note held by AC Midwest through a combination of cash and stock. AC Midwest is also entitled to a certain non-recourse profit share under the unsecured note which will be satisfied through a combination of cash and stock. The closing is subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021.

From June through October 2019, we raised $2,600,000 in a private placement offering of 12.0% unsecured convertible promissory notes and warrants sold and issued to certain accredited investors. In February 2021, $50,000 of such principal was voluntarily converted into shares of common stock, and in June 2021, the remaining principal balance of $2,550,000 was voluntarily converted by the holders thereof into shares of common stock of the Company,

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for IPR with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report and recommendation is not a final decision and will be reviewed, along with objections by the parties, by the District Judge for the United States District Court for the District of Delaware.

In October 2019, we entered into a license and development agreement with a nonrelated third party entity located in Alabama pursuant to which the parties have agreed to work together to develop a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants. In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Our new technologies are under development in conjunction with our collaboration with such Alabama third party entity and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those rare earth elements from their solvent state. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. While we have not established a timeline for the introduction of our methane gas emissions control technology, we hope to be able to commercialize our efforts in 2022 and thereafter.

In addition to the $2.6 million in convertible notes which were converted into shares of common stock in the first and second quarters as described above, during the first quarter of 2021, we eliminated $1,830,000 of other convertible notes originally issued in 2013 and 2018 through conversions to shares of common stock. As a result, there remains only $20,000 in convertible notes outstanding, compared to $4,450,000 in convertible notes outstanding as of December 31, 2020.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

It should be noted that the coronavirus (COVID-19) pandemic has impacted various businesses throughout the world since early 2020, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. If the coronavirus situation does not improve during the remainder of 2021 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties.

Results of Operations

Revenues

We generated revenues of approximately $2,271,000 and $1,884,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $5,297,000 and $3,000,000 for the six months ended June 30, 2021 and 2020, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $2,061,000 and $1,838,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $4,092,000 and $2,907,000 for the six months ended June 30, 2021 and 2020, respectively. The increase from the prior year period is primarily due to the increase in capacity factor experienced by our customers' coal-fired EGU's.

Licensing revenues for the three months ended June 30, 2021 and 2020 were approximately $146,000 and $0, respectively, and approximately $1,091,000 and $0 for the six months ended June 30, 2021 and 2020, respectively. Such increases were primarily due to the licensing revenues generated from the agreements entered into with certain of the defendants in the patent litigation commenced in 2019.

Equipment sales and other revenues for the three months ended June 30, 2021 and 2020 were approximately $64,000 and $46,000, respectively, and approximately $114,000 and $93,000 for the six months ended June 30, 2021 and 2020, respectively. This increase was primarily due to increased equipment rental revenues in the first and second quarters of 2021 compared to the same periods last year.

Costs and Expenses

Total costs and expenses were approximately $3,999,000 and $2,788,000 during the three months ended June 30, 2021 and 2020, respectively and approximately $7,440,000 and $5,678,000 during the six months ended June 30, 2021 and 2020, respectively. The increase in costs and expenses from the prior year is mainly attributable to the increase in cost of sales principally due to the increase in sales, as well as an increase in selling, general and administrative expenses, along with an increase in interest expense due primarily to a one-time stock conversion incentive provided to certain note holders and related accelerated interest, and a loss on change in fair value of profit share liability.

Cost of sales were approximately $1,490,000 and $1,386,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $2,981,000 and $2,316,000 for the six months ended June 30, 2021 and 2020, respectively. This year to date increase in cost of sales is primarily attributable to increased sales.

Selling, general and administrative expenses were approximately $1,260,000 and $1,133,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $2,714,000 and $2,305,000 for the six months ended June 30, 2021 and 2020, respectively. The increase in selling, general and administrative expenses is primarily attributed to an increase in legal fees compared to the comparable period of 2020.

Interest expense related to the financing of capital was approximately $1,120,000 and $650,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $1,796,000 and $1,315,000 for the six months ended June 30, 2021 and 2020, respectively. The increase in 2021 is due to the stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable. The breakdown of interest expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Interest expense on notes payable	$105	$129	$251	$273
Accelerated interest expense upon conversion of notes	300	-	343	-
Additional interest upon conversion of notes	221	-	221	-
Amortization of discount of notes payable	463	490	920	981
Amortization of debt issuance costs	31	31	61	61

	$1,120	$650	$1,796	$1,315

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $129,000 and $250,000 for the three and six months ended June 30, 2021, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and six months ended June 30, 2021.

Gain on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $376,000 and $252,000 for the three and six months ended June 30, 2020, respectively. The change is primarily attributed to a decrease in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and six months ended June 30, 2020.

Gain on forgiveness of debt of $299,300 relates to the loan proceeds we received in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

Net Income (Loss)

For the three months ended June 30, 2021 and 2020, we had a net loss of approximately $1,730,000 and $904,000, respectively. Such change was primarily due to change in the fair value of the profit share liability and change in interest expense due principally to the stock conversion incentive provided to certain note holders and related accelerated interest.

For the six months ended June 30, 2021 and 2020, we had a net loss of approximately $2,148,000 and $2,678,000, respectively. Such change was primarily due to higher lump sum revenue partially offset by change in the fair value of the profit share liability and change in interest expense due principally to the stock conversion incentive provided to certain note holders and related accelerated interest.

Liquidity and Capital Resources

We had approximately $1.7 million in cash on our balance sheet at June 30, 2021 compared to approximately $591,000 at December 31, 2020. Total current assets were approximately $3,833,000 and total current liabilities were approximately $3,617,000 at June 30, 2021, resulting in working capital of approximately $216,000. This compares to total current assets of approximately $2,375,000 and total current liabilities of approximately $3,359,000 at December 31, 2020, resulting in a working capital deficit of approximately $984,000. Our accumulated deficit was approximately $65.6 million at June 30, 2021 compared to $63.5 million at December 31, 2020. Additionally, we had a net loss in the amount of approximately $2,148,000 and cash provided by operating activities of approximately $502,000 for the six months ended June 30, 2021.

Total assets were approximately $8,498,000 at June 30, 2021 versus approximately $7,376,000 at December 31, 2020. The change in total assets is primarily attributable to an increase in cash.

Total liabilities were approximately $17,805,000 at June 30, 2021 versus approximately $20,580,000 at December 31, 2020. The decrease in liabilities is primarily due to a decrease in debt.

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $502,000 for the six months ended June 30, 2021 compared to net cash used in operating activities of approximately $1,325,000 for the six months ended June 30, 2020. The increase in cash provided by operating activities of approximately $1,827,000 was primarily due to an approximate $530,000 decrease in net loss, $333,000 change in amortization of discount of notes payable, $502,000 change in fair value of profit share and $1,166,000 change in accounts payable and accrued liabilities, partially offset by changes in lesser items.

Net cash provided by investing activities was $0 for the six months ended June 30, 2021 compared to net cash provided by investing activities of $9,500 for the six months ended June 30, 2020. The activity for 2020 related to cash received from the sale of equipment.

Net cash provided by financing activities was approximately $597,000 for the six months ended June 30, 2021 compared to net cash provided by financing activities of approximately $412,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company received $299,000 from the issuance of notes payable, $247,000 from the exercise of warrants and $101,000 from the exercise of stock options.

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

The following table shows our reconciliation of Net loss to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)		(In thousands)

Net loss	$(1,730)	$(904)	$(2,148)	$(2,678)

Non-GAAP adjustments:
Depreciation and amortization	72	215	147	427
Interest and letter of credit fees	1,120	650	1,796	1,314
Gain on extinguishment of debt	-	-	(299)	-
Income taxes	2	-	5	-
Stock based compensation	224	135	256	250

Adjusted EBITDA	$(312)	$96	$(243)	$(687)

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

Certain actions have been taken to address certain aspects of the material weaknesses disclosed above. As of January 1, 2020, we replaced our previous accounting software with a more efficient software package to manage our business activities and accounting needs. Although we no longer have a full-time CFO, during the fourth quarter of 2019 we hired a new full-time Controller at our Corsicana, Texas location, closed our Lewis Center, Ohio office and moved our corporate headquarters to our Corsicana, Texas address which has allowed us to consolidate our manufacturing and distribution activities, bookkeeping and accounting at one location. As of October 21, 2020, our Controller was appointed and promoted to Chief Accounting Officer and Principal Accounting Officer of the Company, and as of June 1, 2021, was appointed and promoted to Chief Financial Officer and Principal Financial Officer. Also, in the fourth quarter of 2019, we hired a financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters. We continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2021 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

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

On May 1, 2021, the Company issued 15,869 shares of common stock to a certain option holder upon the cashless exercise of an option to purchase 25,000 shares of common stock at an exercise price of $0.42 based upon a market price of $1.15 per share as determined under the terms of the option.

From June 17, 2021 to June 23, 2021, the Company issued 5,100,000 shares of common stock to certain holders of convertible promissory notes issued in 2019 for the conversion of outstanding principal totaling $2,550,000, based upon a conversion rate of $0.50 per share, and issued 229,500 shares of common stock to such holders for all accrued and unpaid interest thereon, along with additional interest through September 30, 2021, which together totaled $229,500, based upon a rate of $1.00 per share.

On June 30, 2021, the Company issued 125,000 shares of common stock to a certain option holder upon a cash exercise of an option to purchase 125,000 shares of common stock at an exercise price of $0.81 or $101,250 in the aggregate.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and where applicable, under Section 3(a)(9) of the 1933 Act.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1*	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 16, 2021	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Jami L. Satterthwaite
Jami L. Satterthwaite
Chief Financial Officer
(Principal Financial Officer)

