Form 10-Q
period 2021-09-30
Midwest Energy Emissions Corp.
filed 2021-11-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share 89,265,951 outstanding as of November 15, 2021.

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

3

Item 1. Financial Information.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three and nine months ended September 30, 2021

4

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(UNAUDITED)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$866,013	$591,019
Accounts receivable	3,066,521	1,116,082
Inventory	709,717	560,127
Prepaid expenses and other assets	329,484	107,443
Total current assets	4,971,735	2,374,671

Security deposits	10,175	-
Property and equipment, net	1,830,208	1,887,029
Right of use asset	493,366	795,869
Intellectual property, net	2,165,346	2,318,796
Total assets	$9,470,830	$7,376,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $181,250 and $168,750)	$2,975,670	$1,611,956
Current portion of equipment notes payable	8,294	29,255
Current portion of operating lease liability	386,984	407,975
Note payable	44,064	34,661
Accrued interest	1,997	259,230
Customer credits	167,000	167,000
Accrued salaries	692,672	848,706
Secured note payable – related party	271,686	-
Unsecured note payable, net of discount and issuance costs – related party	11,367,533	-
Total current liabilities	15,915,900	3,358,783

Equipment notes payable, less current portion	-	789
Operating lease liability	111,560	394,625
Note payable	255,316	299,300
Convertible notes payable, net of discount and issuance costs	-	4,055,122
Profit share liability – related party	2,692,259	2,305,308
Secured note payable – related party	-	271,686
Unsecured note payable, net of discount and issuance costs – related party	-	9,894,284
Total liabilities	18,975,035	20,579,897

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,265,951 and 78,096,326 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	89,266	78,096
Additional paid-in capital	56,244,900	50,202,478
Accumulated deficit	(65,838,371)	(63,484,106)

Total stockholders’ deficit	(9,504,205)	(13,203,532)

Total liabilities and stockholders’ deficit	$9,470,830	$7,376,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Revenues	$5,019,717	$2,812,197	$10,317,051	$5,812,375

Costs and expenses:
Cost of sales	3,240,507	1,881,742	6,221,073	4,198,125
Selling, general and administrative expenses (related party of $75,000, $75,000, $250,373, and $200,000)	1,340,585	1,271,351	4,054,221	3,576,796
Interest expense & letter of credit fees (related party of $503,189, $509,300, $1,504,152, and $1,514,735)	506,592	672,355	2,302,298	1,987,102
Gain on extinguishment of debt	-		(299,300)	-

Loss (gain) on change in fair value of profit share	137,126	111,436	386,951	(140,954)
Gain on sale of equipment	-	-	-	(5,919)
Total costs and expenses	5,224,810	3,936,884	12,665,243	9,615,150

Loss before provision for income taxes	(205,093)	(1,124,687)	(2,348,192)	(3,802,775)

Provision for income taxes	(1,555)	-	(6,073)	-

Net loss	$(206,648)	$(1,124,687)	$(2,354,265)	$(3,802,775)

Net loss per common share-basic and diluted:	$(0.00)	$(0.01)	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic and diluted	89,255,299	77,747,750	84,666,319	77,744,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	83,715	53,190,995	(63,902,040)	(10,627,330)

Stock issued for interest payable on convertible notes	229,500	230	367,909	-	368,139

Stock issued for conversion of convertible notes	5,160,000	5,160	2,574,840	-	2,580,000

Stock issued for exercise of stock options	125,000	125	101,125	-	101,250

Stock issued for cashless exercise of stock options	15,869	16	(16)	-	-

Share based compensation expense	-	-	67	-	67

Net loss	-	-	-	(1,729,683)	(1,729,683)

Balance - June 30, 2021	89,245,951	$89,246	$56,234,920	$(65,631,723)	$(9,307,557)

Issuance of stock for conversion of convertible notes	20,000	20	9,980	-	10,000

Net loss	-	-	-	(206,648)	(206,648)

Balance – September 30, 2021	89,265,951	$89,266	$56,244,900	$(65,838,371)	$(9,504,205)

Nine Months Ended September 30, 2020
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2020	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Net loss	-	-	-	(1,773,871)	(1,773,871)

Balance - March 31, 2020	77,747,750	$77,748	$48,907,085	$(59,432,355)	$(10,447,522)

Issuance of stock options	-	-	19,921	-	19,921

Net loss	-	-	-	(904,217)	(904,217)

Balance - June 30, 2020	77,747,750	77,748	48,927,006	(60,336,572)	(11,331,818)

Issuance of stock options	-	-	252,973	-	252,973

Net loss	-	-	-	(1,124,687)	(1,124,687)

Balance – September 30, 2020	77,747,750	$77,748	$49,179,979	$(61,461,259)	$(12,203,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Cash flows from operating activities
Net loss	$(2,354,265)	$(3,802,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation – amortization of prepaid services	447,107	619,176
Stock-based compensation	5,945	-
Amortization of discount of notes payable	1,777,243	1,477,771
Amortization of debt issuance costs	90,883	91,551
Amortization of right to use assets	302,503	212,372
Amortization of patent rights	153,450	162,516
Depreciation expense	56,824	160,537
Gain on sale of equipment	-	(5,919)
Gain on forgiveness of debt	(299,300)	-
(Gain) Loss on change in fair value of profit share	386,951	(140,954)
Changes in operating assets and liabilities
Increase in accounts receivable	(1,950,439)	(252,078)
(Increase) Decrease in inventory	(149,591)	39,938
Decrease in security deposits	2,080	-
Increase in prepaid expenses and other assets	(37,154)	(15,331)
Increase in accounts payable and accrued liabilities	1,565,786	204,882
Decrease in operating lease liability	(304,056)	(289,263)

Net cash used in operating activities	(306,033)	(1,537,577)

Cash flows from investing activities
Cash received from sale of equipment	-	9,500
Net cash provided by investing activities	-	9,500

Cash flows from financing activities
Payments of notes payable	(34,661)	(114,415)
Payments of equipment notes payable	(21,750)	(37,164)
Proceeds from exercise of warrants	246,808	-
Proceeds from exercise of stock options	101,250	-
Payment of convertible notes	(10,000)
Proceeds from the issuance of notes payable	299,380	499,300
Net cash provided by financing activities	581,027	347,721

Net increase (decrease) in cash and cash equivalents	274,994	(1,180,356)

Cash and cash equivalents - beginning of period	591,019	1,499,287

Cash and cash equivalents - end of period	$866,013	$318,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,082	$488,265
Taxes	$4,518	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$644,250	$200,000
Stock issued for conversion of convertible notes	$4,440,000	$-
Stock issued for interest payable	$615,339	$-

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2021, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for both of the three and nine months ended September 30, 2021 and 2020.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at September 30, 2021 and December 31, 2020 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2021 and December 31, 2020 due to their short-term maturities.

The fair value of the promissory notes payable at September 30, 2021 and December 31, 2020 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2021 and December 31, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at September 30, 2021 and December 31, 2020 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash	866,013	866,013	-	-
Total Assets	$866,013	$866,013	$-	$-

Liabilities:
Promissory notes	11,946,893	-	11,946,893	-
Profit share liability – related party	2,692,258	-	-	2,692,258
Total Liabilities	$14,639,151	$-	$11,946,893	$2,692,258

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	591,019	591,019	-	-
Total Assets	$591,019	$591,019	$-	$-

Liabilities:
Promissory notes	14,585,097	-	14,585,097	-
Profit share liability	2,305,308	-	-	2,305,308
Total Liabilities	$16,890,405	$-	$14,585,097	$2,305,308

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the three and nine months ended September 30, 2021 and 2020, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2021 and 2020 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021			Three months ended September 30, 2020
	United States	International	Total	United States	International	Total
Product revenue	$4,687,595	$-	$4,687,595	$2,780,638	$-	$2,780,638
License revenue	195,547	-	195,547	-	-	-
Demonstrations & Consulting revenue	78,870	-	78,870	27,000	-	27,000
Equipment revenue	57,705	-	57,705	1,950	2,609	4,559
	$5,019,717	$-	$5,019,717	$2,809,588	$2,609	$2,812,197

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	United States	International	Total	United States	International	Total
Product revenue	$8,779,645	$-	$8,779,645	$5,573,643	$113,600	$5,687,243
License revenue	1,286,641	-	1,286,641	-	-	-
Demonstrations & Consulting revenue	140,180	-	140,180	109,372	-	109,372
Equipment revenue	110,585	-	110,585	9,394	6,366	15,760
	$10,317,051	$-	$10,317,051	$5,692,409	$119,966	$5,812,375

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of September 30, 2021 and 2020, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	September 30,	September 30,
	2021	2020

Stock Options	16,068,326	14,044,826
Warrants	4,285,000	5,690,378
Convertible debt	-	9,157,100
Total common stock equivalents excluded from diluted net loss per share	20,353,326	28,892,304

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2021 and December 31, 2020 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the nine months ended September 30, 2021 and 2020,100% of the Company’s revenue related to sixteen and ten customers respectively. At September 30, 2021 and 2020, 100% of the Company’s accounts receivable related to eleven and eight customers, respectively.

For each of the nine months ended September 30, 2021 and 2020, 86% and 85% of the Company’s purchases related to two suppliers, respectively. At September 30, 2021 and 2020, 66% and 67% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The accompanying condensed consolidated financial statements as of September 30, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had $866,000 in cash, working capital deficit of $10.9 million and an accumulated deficit of $65.8 million at September 30, 2021. The Company also had a net loss in the amount of $2.4 million and cash used in operating activities of $306,000 for the nine months ended September 30, 2021. All existing secured and unsecured debt held by its principal lender in the principal amount of $13.4 million matures on August 25, 2022 which is within one year from the issuance of these condensed consolidated financial statements within the Company’s Quarterly Report on Form 10-Q.

These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. The Company has taken steps to alleviate the doubt raised by the application of ASC 205-40. During the first nine months of 2021, the Company eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of September 30, 2021. In addition, in June 2021, the Company announced that it had entered into a Debt Repayment and Exchange Agreement with its principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, will repay all existing secured and unsecured debt obligations held by such lender. Although we anticipate continued significant revenues in our business operations and that we will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment and Exchange Agreement, no assurances can be given that we can obtain sufficient working capital through our business operations or that we will be able to raise the funds necessary to close under the Debt Repayment Agreement by December 31, 2021 or at all, in order to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw Materials	$310,415	$169,803
Spare Parts	69,756	23,432
Finished goods	329,546	366,892
	$709,717	$560,127

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020

Equipment & installation	$1,965,659	$1,965,659
Trucking equipment	834,375	834,375
Computer equipment and software	14,768	67,126
Office equipment	5,528	27,155
Total equipment	2,820,330	2,894,315

Less: accumulated depreciation	(2,797,829)	(2,814,993)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,830,208	$1,887,029

The Company uses the straight-line method of depreciation over 2 to 5 years. During the three months ended September 30, 2021 and 2020 depreciation expense was $12,445, and $37,933, respectively. During the nine months ended September 30, 2021 and 2020 depreciation expense was $56,824, and $160,537, respectively.

Note 6 - Intellectual Property

On January 15, 2009, the Company entered into an “Exclusive Patent and Know-How License Agreement Including Transfer of Ownership” with the Energy and Environmental Research Center Foundation, a non-profit entity. Under the terms of the Agreement, the Company has been granted an exclusive license by the Energy and Environmental Research Center Foundation for the technology to develop, make, have made, use, sell, offer to sell, lease, and import the technology in any coal-fired combustion systems (power plant) worldwide and to develop and perform the technology in any coal-fired power plant in the world.

On April 24, 2017, the Company closed on the acquisition of all patent rights from the Energy and Environmental Research Center Foundation including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to the Energy and Environmental Research Center Foundation and 296,002 were issued to the inventors who had been designated by the Energy and Environmental Research Center Foundation. The shares issued were valued at $518,000 ($0.56 per share), representing the value as of the closing date.

License and patent costs capitalized as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020

Patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(903,649)	(750,199)
License, net	$2,165,346	$2,318,796

Amortization expense for the three months ended September 30, 2021 and 2020 was $51,150 and $51,150, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $153,450 and $162,516, respectively. Estimated annual amortization for each of the next five years is $204,600.

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

In February 2021, the Company received second draw loan proceeds in the amount of $299,380 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “Second PPP Loan”) under the CARES Act. The Second PPP Loan is in the form of a Note dated February 2, 2021, matures on April 14, 2026 and bears interest at a rate of 1.0% per annum, with one interest payment on February 2, 2022, 47 monthly consecutive principal and interest payments of $6,366.89 each, beginning March 2, 2022, and one final principal and interest payment of $6,366.92 on February 2, 2026. The principal and accrued interest under the Second PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the Second PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In October 2021, the Second PPP Loan was forgiven.

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9), bear interest at 10% per annum, are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$-	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	2,600,000

Total convertible notes payable before discount	-	4,450,000

Less discounts and debt issuance costs	-	(394,878)

Total convertible notes payable	-	4,055,122

Less current portion	-	-

Convertible notes payable, net of current portion	$-	$4,055,122

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of such convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $30,000, based upon a conversion rate of $0.50 per share. On August 18, 2021, the Company issued 20,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000, based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As of September 30, 2021 and December 31, 2020, total principal of $0 and $990,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes. The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force convert all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force convert all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of September 30, 2021 and December 31, 2020, total principal of $0 and $860,000, respectively, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of $0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of September 30, 2021 and December 31, 2020, total principal of $0 and $2,600,000, respectively, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended September 30, 2021 and 2020 was $10,415 and $10,215, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $30,904 and $30,653 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both September 30, 2021 and December 31, 2020, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(1,787,398)	(3,260,647)

Total unsecured note payable	11,367,533	9,894,284

Less current portion	(11,367,533)	-

Unsecured note payable, net of current portion	$-	$9,894,284

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the nine months ended September 30, 2021 and 2020 was $1,382,366 and $1,484,082, respectively. As of September 30, 2021, the unamortized balance of the discount was $1,677,469 and unamortized balance of the debt issuance costs was $109,929 at September 30, 2021.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at September 30, 2021 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the nine months ended September 30, 2021 and 2020.

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	386,951
Profit Share as of September 30, 2021	$2,692,259

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Gain on change in fair value of profit share	(140,954)
Profit Share as of September 30, 2020	$2,187,891

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

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $212,873 and $137,500 for the nine months ended September 30, 2021 and 2020, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At September 30, 2021 and December 31, 2020, $181,250 and $168,750, respectively, was owed to the firm for services rendered.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2022	$402,520
2023	92,040
2024	22,500
Total	517,060
Less discount	(18,516)
Total lease liabilities	498,544
Less current portion	(386,984)
Operating lease obligation, net of current portion	$111,560

The weighted average remaining lease term for operating leases is 1.25 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the nine months ended September 30, 2021, payments on lease obligations were $329,130 and amortization on the right of use assets was $302,503.

For the three and nine months ended September 30, 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating lease cost	$102,622	$304,056
Short-term lease cost (1)	1,770	5,310
Total lease cost	$104,392	$309,366

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

During 2020, each of the four major utility defendants in the above action filed petitions for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate certain claims to the patents which are subject to the litigation.

Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in such action which included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the United States Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants.

The above described proceedings are continuing with respect to the other parties involved. On May 20, 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the above action should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued for prepaid services. For the three months ended September 30, 2021 and 2020, stock based compensation expense amounted to $197,143 and $369,427, respectively. For the nine months ended September 30, 2021 and 2020, stock based compensation expense amounted to $453,051 and $619,176, respectively. Such expense is classified in selling, general and administrative expenses.

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

A summary of stock option activity for the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	16,218,326	$0.50	3.57	$3,588,631
Grants	-	-	-	-
Exercises	(150,000)	0.75	-	-
Expirations	-	-	-	-
September 30, 2021	16,068,326	$0.49	2.87	$3,701,564

Options exercisable at:
September 30, 2021	16,068,326	$0.49	2.87	$3,701,564

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.65 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

January 1, 2021	5,595,378	$0.63	2.85	$314,260
Grants	-
Exercises	(1,030,166)	$0.42	-	-
Expirations	(280,212)	$0.35	-	-
September 30, 2021	4,285,000	$0.70	2.72	$-

Warrants exercisable at:
September 30, 2021	4,285,000	$0.70	2.72	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.65 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

The following table summarizes information about common stock warrants outstanding at September 30, 2021:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	2.72	$0.70

$0.70	4,285,000	2.72	$0.70

Note 14 - Subsequent Events

See Note 7 for information on the Second PPP Loan received by the Company in February 2021. In October 2021, the Second PPP Loan was forgiven.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. On remand, following the Supreme Court’s instructions to consider costs, the EPA in April 2016 issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding remains under review by the D.C. Circuit. In April 2017, the EPA asked the court to place that litigation in abeyance, stating that the Agency then under the Trump Administration was reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part. The court granted the EPA’s abeyance request which has remained in place. In April 2020, the EPA concluded that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS and withdrew EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but left the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by the EPA. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. Nevertheless, legal challenges may continue with respect to the MATS regulation which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

From June through October 2019, we raised $2,600,000 in a private placement offering of 12.0% unsecured convertible promissory notes and warrants sold and issued to certain accredited investors. In February 2021, $50,000 of such principal was voluntarily converted into shares of common stock, and in June 2021, the remaining principal balance of $2,550,000 was voluntarily converted by the holders thereof into shares of common stock of the Company.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit.

In October 2019, we entered into a license and development agreement with a nonrelated third party entity located in Alabama pursuant to which the parties have agreed to work together to develop a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants. In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Our new technologies are under development in conjunction with our collaboration with such Alabama third party entity and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those REEs from their solvent state. In October 2021, we announced that we had completed phase 1 testing of our REE technology with Pennsylvania State University’s College of Earth and Mineral Sciences confirming 80-90% efficiency rate in extracting select REEs. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. While we have not established a timeline for the introduction of our methane gas emissions control technology, we hope to be able to commercialize our efforts in 2022 and thereafter.

In addition to the $2.6 million in convertible notes which were converted into shares of common stock in the first and second quarters as described above, during the first quarter of 2021, we eliminated $1,830,000 of other convertible notes originally issued in 2013 and 2018 through conversions to shares of common stock. During the third quarter of 2021, we issued 20,000 shares of common stock to a certain holder of notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000 and prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As a result, there are no convertible notes outstanding as of September 31, 2021 compared to $4,450,000 in convertible notes outstanding as of December 31, 2020.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Effects of the COVID-19 Pandemic

It should be noted that the coronavirus (COVID-19) pandemic has impacted various businesses throughout the world since early 2020, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. If the coronavirus situation does not improve during the rest of 2021 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties.

Results of Operations

Revenues

We generated revenues of approximately $5,020,000 and $2,812,000 for the three months ended September 30, 2021 and 2020, respectively and approximately $10,317,000 and $5,812,000 for the nine months ended September 30, 2021 and 2020, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $4,688,000 and $2,781,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $8,780,000 and $5,687,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenues from the prior year periods was primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base.

Licensing revenues for the three months ended September 30, 2021 and 2020 were approximately $196,000 and $0, respectively, and approximately $1,287,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively. Such increases were primarily due to the licensing revenues generated from the agreements entered into with certain of the defendants in the patent litigation commenced in 2019.

Equipment sales and other revenues for the three months ended September 30, 2021 and 2020 were approximately $58,000 and $5,000, respectively, and approximately $111,000 and $16,000 for the nine months ended September 30, 2021 and 2020, respectively. This increase was primarily due to increased equipment rental revenues in 2021 compared to last year.

Costs and Expenses

Total costs and expenses were approximately $5,225,000 and $3,937,000 during the three months ended September 30, 2021 and 2020, respectively, and approximately $12,665,000 and $9,615,000 during the nine months ended September 30, 2021 and 2020, respectively. The increase in costs and expenses from the prior year is mainly attributable to the increase in cost of sales principally due to the increase in sales.

Cost of sales were approximately $3,241,000 and $1,882,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $6,221,000 and $4,198,000 for the nine months ended September 30, 2021 and 2020, respectively. This year-to-date increase in cost of sales is primarily attributable to increased sales.

Selling, general and administrative expenses were approximately $1,341,000 and $1,271,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $4,054,000 and $3,577,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling, general and administrative expenses is primarily attributed to an increase in legal fees compared to the comparable period of 2020.

Interest expense related to the financing of capital was approximately $507,000 and $672,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $2,302,000 and $1,987,000 for the nine months ended September 30, 2021 and 2020, respectively. The decrease for the three months is the result the decrease in notes payable outstanding as a result of conversion of certain notes to stock. The increase for the nine months is due to the stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable. The breakdown of interest expense for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)

Interest expense on notes payable	$13	$144	$265	$417
Accelerated interest expense upon conversion of notes	-	-	343	-
Additional interest upon conversion of notes	-	-	221	-
Amortization of discount of notes payable	463	497	1,382	1,478
Amortization of debt issuance costs	31	31	91	92

	$507	$672	$2,302	$1,987

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $137,000 and $387,000 for the three and nine months ended September 30, 2021, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and nine months ended September 30, 2021.

Loss (gain) on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $111,000 and $(141,000) for the three and nine months ended September 30, 2020, respectively. The change is primarily attributed to an increase (decrease) in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and nine months ended September 30, 2020.

Gain on forgiveness of debt of $299,300 relates to the loan proceeds we received in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

Net Income (Loss)

For the three months ended September 30, 2021 and 2020, we had a net loss of approximately $207,000 and $1,125,000, respectively. Such change was primarily due to increased sales and improved margin on such sales.

For the nine months ended September 30, 2021 and 2020, we had a net loss of approximately $2,354,000 and $3,803,000, respectively. Such change was primarily due to increased sales and improved margin on such sales as well as the gain on extinguishment of debt partially offset by the change in the fair value of the profit share liability and the change in interest expense due principally to the stock conversion incentive provided to certain note holders and related accelerated interest.

Liquidity and Capital Resources

We had approximately $866,000 in cash on our balance sheet at September 30, 2021 compared to approximately $591,000 at December 31, 2020. Total current assets were approximately $4,972,000 and total current liabilities were approximately $15,916,000 at September 30, 2021, resulting in working capital deficit of approximately $10,944,000. This compares to total current assets of approximately $2,375,000 and total current liabilities of approximately $3,359,000 at December 31, 2020, resulting in a working capital deficit of approximately $984,000. Our accumulated deficit was approximately $65.8 million at September 30, 2021 compared to $63.5 million at December 31, 2020. Additionally, we had a net loss in the amount of approximately $2,354,000 and cash used in operating activities of approximately $306,000 for the nine months ended September 30, 2021.

The accompanying condensed consolidated financial statements as of September 30, 2021 have been prepared assuming we will continue as a going concern. As reflected above and in the condensed consolidated financial statements, we had $866,000 in cash, working capital deficit of $10.9 million and an accumulated deficit of $65.8 million at September 30, 2021. We also had a net loss in the amount of $2.4 million and cash used in operating activities of $306,000 for the nine months ended September 30, 2021. All existing secured and unsecured debt held by our principal lender in the principal amount of $13.4 million matures on August 25, 2022 which is within one year from the issuance of these condensed consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

We have taken steps to alleviate such doubt. During the first nine months of 2021, we eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of September 30, 2021. In addition, in June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with our principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, will repay all existing secured and unsecured debt obligations held by such lender. Although we anticipate continued significant revenues in our business operations and that we will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment and Exchange Agreement, no assurances can be given that we can obtain sufficient working capital through our business operations or that we will be able to raise the funds necessary to close under the Debt Repayment Agreement by December 31, 2021 or at all, in order to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Total Assets

Total assets were approximately $9,471,000 at September 30, 2021 versus approximately $7,376,000 at December 31, 2020. The change in total assets is primarily attributable to an increase in accounts receivable.

Total Liabilities

Total liabilities were approximately $18,975,000 at September 30, 2021 versus approximately $20,580,000 at December 31, 2020. The decrease in liabilities is primarily due to a decrease in debt.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used operating activities was approximately $306,000 for the nine months ended September 30, 2021 compared to net cash used in operating activities of approximately $1,538,000 for the nine months ended September 30, 2020. The decrease in cash used in operating activities of approximately $1,232,000 was primarily due to an approximate $1,449,000 decrease in net loss, $299,000 change in amortization of discount of notes payable, $528,000 change in fair value of profit share and $1,361,000 change in accounts payable and accrued liabilities, partially offset by a $1,698,000 change in accounts receivable.

Investing Activities

Net cash provided by investing activities was $0 for the nine months ended September 30, 2021 compared to net cash provided by investing activities of $9,500 for the nine months ended September 30, 2020. The activity for 2020 related to cash received from the sale of equipment.

Financing Activities

Net cash provided by financing activities was approximately $581,000 for the nine months ended September 30, 2021 compared to net cash provided by financing activities of approximately $348,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company received $299,000 from the issuance of notes payable, $247,000 from the exercise of warrants and $101,000 from the exercise of stock options.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)		(In thousands)

Net loss	$(207)	$(1,125)	$(2,354)	$(3,803)

Non-GAAP adjustments:
Depreciation and amortization	63	108	210	535
Interest and letter of credit fees	507	672	2,302	1,987
Gain on extinguishment of debt	-	-	(299)	-
Income taxes	2	-	6	-
Stock based compensation	197	369	453	619

Adjusted EBITDA	$562	$24	$318	$(662)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2021, the Company issued 20,000 shares of common stock to a certain holder of a convertible promissory note issued in 2013 for the conversion of outstanding principal of such note in the amount of $10,000, based upon a conversion rate of $0.50 per share.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 15, 2021	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Jami L. Satterthwaite
Jami L. Satterthwaite
Chief Financial Officer
(Principal Financial Officer)

