Form 10-K
period 2021-12-31
Midwest Energy Emissions Corp.
filed 2022-04-05
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64,548,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 5, 2022 was 89,121,132.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MIDWEST ENERGY EMISSIONS CORP.

CERTAIN DEFINED TERMS

As used in this document, unless the context otherwise requires, references to:

•	“AC Midwest” are to AC Midwest Energy LLC;
•	“BAC” are to brominated powdered activated carbon;
•	“EGUs” are to electric generating units;
•	“EPA” are to the U.S. Environmental Protection Agency;
•	“ESP” are to the electro-static precipitators;
•	“MATS” are to the Mercury and Air Toxics Standards;
•	“MW” are to megawatts;
•

“Midwest Energy Emissions Corp.,” “ME2C Environmental,” the “Company,” “we,” “us,” and “our” are to Midwest Energy Emissions Corp. and its wholly owned, consolidated subsidiary, or either or both of them, as the context may require;

•	“NOX” are to oxides of nitrogen;
•	“PAC” are to powdered activated carbon;
•	“REEs” are to rare earth elements;
•	“SCR” are to selective catalytic reduction; and
•	“SOX” are to oxides of sulfur.

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

PART I

Item 1. Business.

Overview

We are an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than currently used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use. We are also developing new technologies to improve the capture rate and environmental concerns of processing rare earth elements (REEs).

Background and Acquisition of Patent Rights

We provide mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. Our mercury removal technologies and systems will achieve mercury removal levels which meet or exceed the 2012 Coal- and Oil-Fired Electric Utility Steam Generating Units National Emission Standards for Hazardous Air Pollutants, as revised, known as the MATS, requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use. Our SEA® technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center. It was tested and refined on numerous operating coal-fired EGUs, with the founder of our wholly owned subsidiary participating with the Energy and Environmental Research Center on these tests since 2008. The Energy and Environmental Research Center Foundation, a non-profit entity, obtained patents on this technology. Between 2009 and 2017, we maintained an exclusive worldwide license with respect to this patented technology, which applied to various domestic and foreign patents and patent applications. Such formed the basis of our mercury control technology. On April 24, 2017, we acquired from The Energy and Environmental Research Center Foundation all such patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology.

Industry Background

The markets for mercury removal from power plant emissions have largely been driven by federal regulations.

On December 21, 2011, the EPA announced MATS for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by state EPAs where the plant is domiciled) from April 16, 2012 to comply with the new emission limits. The MATS rule applies to EGUs that are larger than 25 MW that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public. They include investor-owned units, as well as units owned by the Federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGUs affected by this new rule. Since that time, many of such EGUs have been shut down as a result of this regulation and due to competitive disadvantage to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2021, there are approximately 240 coal-fired EGUs remaining in the power market which make up the large mercury-emissions control market into which we sell.

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs, and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle “IGCC” units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule set nationwide emission limits estimated to reduce mercury emissions in coal-fired plants by about 90%.

In addition to the U.S. federal MATS rule, more than 20 states currently have regulations that limit mercury emissions and are similar to or more restrictive than the MATS rule. There are several choices of pollution control technologies available to reduce mercury emissions, but they do not all work consistently or cost-effectively for every plant design or for all of the various types of coal. The most common technology employed to reduce mercury emissions is a sorbent injection system which provides for the injection of PAC or BAC into the flue-gas of an EGU after the boiler itself but in front of the ESP. Such injections have proven effective with many coals, especially at reduction levels of 70% or less. At required mercury reduction levels above 80%, these injection systems require substantial injection rates which often have severe operational issues including over-loading the ESP and rendering the fly ash unfit for sale to concrete companies, and at times even causing combustion concerns with the fly ash itself.

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove SOX and NOX. To achieve very high levels of SOX reduction, large, complex, and expensive (capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, scrubbers have been shown to remove significant quantities of oxidized mercury. Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal. We believe about 30-40% of the mercury in the post-combustion flue-gas exists in the oxidized state for power plants burning low-rank coal and about 60-70% for power plants burning high-rank coals. Mercury is found in only trace amounts in coal making it difficult to remove from coal or from the flue gas when combusted with the coal. It is in the burning of millions of tons of coal that these trace amounts become problematic and is why MATS was promulgated.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is an SCR system which can be installed to achieve high levels of removal of NOX. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a scrubber, we estimate that the EGU might achieve an overall reduction of 80-85% of the mercury in power plants that burn high-rank coals. The exact level of mercury emission reductions depends on the designs of these systems, the types of coal being burned and the operations of the power plant.

We believe that the large majority of the coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule. Either the sorbent injection system is the primary removal method or such a system is employed as a supplemental system to SCR/scrubber combinations to achieve the emission limits.

Our Mercury Technology

SEA® Technology

Our SEA® technology provides total mercury control with solutions that are based on a thorough scientific understanding of actual and probable interactions involved in mercury capture in coal-fired flue gas. A complete understanding of the complexity of mercury-sorbent-flue gas interactions and chemisorption mechanisms allows for optimal control strategy and product formulation, resulting in effective mercury capture. Combined with a thorough proprietary audit of the plant and its configuration and instrumentation, we believe our complete science and engineering approach for mercury-sorbent-flue gas interactions are well-understood, highly predictive, and critical to delivering total mercury control.

The SEA® approach to mercury capture is specifically tailored for each application to match a customer’s coal type and boiler configuration for optimal results. Our two-pronged solution consists of a front-end sorbent injected directly into the boiler in minimal amounts combined with a back-end sorbent injection solution to ensure maximum mercury capture. We believe our two-part process uses fewer raw materials than other mercury capture systems and causes less disruption to plant operations. We believe our sorbent line, which is designed to meet or exceed the mercury mitigation requirements of our customers, offers superior performance and the lowest possible feed rates when compared to other solutions on the market. Our processes also preserve fly ash which can be sold and recycled for beneficial use.

Customized Emissions Services

In order to evaluate each customer’s needs, we finely tune the combustion chemistry using our technologies and specially formulated products. In order to achieve optimal results, we bring mercury emission analytics to the field for our demonstrations as opposed to collecting samples for laboratory analysis while our team analyzes the entire plant’s performance once compliance testing has begun. As a result, we are able to offer customers:

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

Our Growth Strategy for Mercury Emissions

North American Markets for Our Mercury Technologies

North America is currently the largest market for our emissions technologies.

In the U.S. market, our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and our operational performance with EGUs under contract.

In Canada, there are the 2000 Canada-wide Standards for Mercury Emissions and the 2006 Canada-wide Standards for Mercury Emissions from Coal-Fired Electric Power Generation Plants among all the provinces which was initially implemented in 2010, with caps in mercury emissions for each of the provinces. We believe we have the most effective technology for the EGUs in Canada and a strong patent position there, given our various registered patents all in the field of reducing and removing mercury emissions.

In 2010, we were awarded our first commercial contract to design, build, and install our solution on two large (670MW each) coal units in the western part of the U.S. This was a multimillion-dollar, three year renewable contract, which was awarded as a result of a competitive demonstration process. We invested more than $1.4 million in the capital equipment for this project. Our systems out-performed the contract guarantees in all operational areas during startup and testing and went into commercial operation at the start of 2012. The system has successfully kept the plant in compliance since 2012.

At the present time, there are 24 EGUs in the U.S. that currently use our SEA® technologies and buy product from us. We expect to continue to conduct numerous demonstrations on prospective customer units and make supply offerings throughout the rest of 2022 and thereafter.

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

Beginning in 2019, we began to actively enforce our patent rights against unauthorized use of our patented technologies (i.e., infringers). In July 2019, we initiated our first patent litigation against four major owners and/or operators of coal-fired power plants in the United States and certain of their affiliates, along with certain other third parties in which we have claimed infringement of our patents related to our two-part process for mercury removal from coal-fired power plants. We have entered into agreements with four of the major defendants. Such litigation is continuing against the other parties. See Part I, Item 3 Legal Proceedings.

We expect to pursue other infringers and have communicated our position to a significant number of them . Although additional litigation may be necessary to enforce our intellectual property rights, we view this as a last resort. Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

Other Markets for Our Emissions Technologies

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

We previously attempted to pursue the European market and had entered into an agreement with one of our suppliers in 2018 to allow them to commercialize our technology throughout Europe. Such agreement was terminated in 2020. Prior to its termination, no revenues had been generated from such agreement. We intend to continue to pursue the European market although no assurance can be made that any such efforts will be successful. The European market is significant although not as large as the market in the U.S. We believe more coal-fired EGUs operate throughout Europe than in the U.S. but are generally smaller EGUs.

With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China and Southeast Asia in the coming years, and because we have very broad patent rights in China, this has the potential to become a large business opportunity for us in future years. It is estimated that China represents approximately 50% of the world’s electric production from coal compared to the United States which represents 14%. We are hopeful that as a result of the Minamata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions.

Additional Business Opportunities

In October 2019, we entered into a license and development agreement with a nonrelated third party located in Alabama pursuant to which the parties have been developing a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants. Although no assurance can be given, we are optimistic that this arrangement will lead to a new revenue stream for us in the future.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. Methane is emitted from oil and gas operations worldwide and is believed to be a contributor to global warming. Methane is considered a greenhouse gas, like carbon dioxide. We have not established a timeline for the introduction of our technology.

In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of REEs in North America. Currently, most of the demand for REEs in the United States is purchased from China. REEs are commonly used today in automobile catalysts and petroleum refining catalysts, televisions, magnets, batteries and medical devices. Our new technologies are under development in conjunction with our collaboration with the Alabama third party entity mentioned above and its affiliates. Such technologies focus on coal ash remediation by improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those REEs from their solvent state. In October 2021, we announced that we had completed phase 1 testing of our REE technology with Pennsylvania State University’s College of Earth and Mineral Sciences confirming 80-90% efficiency rate in extracting select REEs. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

Our Sales and Marketing

Our marketing strategy is designed to grow our mercury capture solutions in the North American region by building and maintaining the reputation and trust of our work among our customers—specifically by carrying out successful demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and sustaining our operational performance with EGUs under contract—and developing new, and refining our existing, unique emissions technologies. We believe that by offering proven and innovative service offerings, we can attract more customers and partners to our services, creating a network growth effect. We also expect that the continuing pursuit of infringers of our patented technologies will yield further licensing and supply agreements.

We believe that these targeted marketing initiatives are the most efficient and cost-effective strategy to sustain the growth of both our new and existing customers.

Our Operations

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

Seasonality

The power market has changed over recent years, creating a greater proportional residential load demand. With this shift in demand and load, we have experienced some seasonal changes in our billing cycles due to our current customer concentration in the Southwestern United States, where many of our customers decrease capacity in such winter months.

Our Competition

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Albemarle Corporation, Cabot Corporation, Calgon Carbon Corporation, Carbonxt, Inc., Environmental Energy Services Inc., and Nalco Company. Some of these companies employ large sales staff and are well positioned in the market. However, in most head-to-head tests with competitor products our SEA® technology has consistently performed better in mercury removal, at lower projected costs. We believe that our SEA® technology is superior to offerings of our competitors and, with our highly experienced staff, we have shown that we can compete effectively in these markets.

Our Intellectual Property

We have a patent portfolio consisting of 37 active patents throughout the U.S., Canada, Europe, and China and 5 patents pending applications. We believe that our patent position is strong in the U.S., Canada, and Europe.

Our Employees

We currently have 11 full-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Corporate Information

We were originally incorporated on July 19, 1983 in the State of Utah and subsequently domesticated as a Delaware corporation in February 2007. We changed our name to Midwest Energy Emissions Corp. in September 2011. ME2C Environmental is a trade name of Midwest Energy Emissions Corp.

Our wholly owned subsidiary, MES, Inc., was originally incorporated in December 2008 in the State of North Dakota.

On June 23, 2011, we completed a merger transaction (the “Merger”) whereby MES, Inc. (then called Midwest Energy Emissions Corp.) became our wholly owned subsidiary. As a result of the Merger, our business began to focus on the delivery of mercury capture technologies to power plants in North America, Europe, and Asia.

Our principal place of business is located at 1810 Jester Drive, Corsicana, Texas 75109, which location we have maintained for manufacturing and distribution of our products since 2015. As of December 2019, we relocated our corporate headquarters to such address which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Our telephone number is (614) 505-6115. Our corporate website address is http://www.me2cenvironmental.com.

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

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that the aggregate market price of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the aggregate market price of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Item 1A. Risk Factors.

In your evaluation of the Company and our business, you should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this report and the other documents we file with the SEC. The following factors describe the risks and uncertainties that we consider significant to the operation of our business but should not be considered a complete listing of all potential risks and uncertainties that could adversely affect our operating results, financial position or liquidity. Additionally, our business is subject to the same general risks and uncertainties that affect many other companies, such as but not limited to the overall economic conditions, changes in laws or accounting rules, fluctuations in interest and exchange rates or other disruptions of expected economic and business conditions.

Risks Related to Our Company

Demand for our services and products is largely driven by coal consumption by North American electricity power generating plants. Any significant changes that diminish the use of coal as a primary fuel source for electricity production may adversely affect our business.

North American coal-fired electricity generating units comprise the basis of the market for our services and products. Regulations mandating or incentivizing the purchase of power from renewable energy sources (e.g., wind, solar, hydroelectric, geothermal) and/or the phasing out of coal-fired power plants could lessen the demand for electricity from such plants and overall reduce the number of coal-fired electricity generating units and the amount of coal burned, thereby decreasing the demand for our services and products which could adversely affect our business. The phasing out of coal-fired plants has already had a negative effect on our results of operations. Continued promulgation of these regulations in North America is affected by, among other things, politics, perceived environmental impact, and public favor.

The risks associated with technological change may make our products and services less marketable.

The market into which we sell our products and services is characterized by periodic technological change as well as evolving industry standards and regulations. The nature of such market will require that we continually improve and/or modify the performance, features, and reliability of our products and services, particularly in response to possible competitive offerings. Unless we are able to enhance, improve, and/or modify existing products in a timely manner or to develop and introduce new products that incorporate new technologies or conform with evolving industry standards and regulations, our products and services may be rendered less marketable.

Our industry is highly competitive. If we are unable to compete effectively with competitors having greater resources than we do, our financial results could be adversely affected.

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Albemarle Corporation, Cabot Corporation, Calgon Carbon Corporation, Carbonxt, Inc., Environmental Energy Services Inc., and Nalco Company. These companies employ large sales staff and are well positioned in the market. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of sales and technical staff. If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

We own a number of significant patents and patents pending covering the U.S., Canada, Europe, and China for our technology. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors, or that such other protection provided by trade secret laws and confidentiality and licensing agreement will prove adequate. We cannot assure you that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or violation of ME2C Environmental’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We may not be successful in patent litigation.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Investors should note that patent litigation, like most types of commercial litigation, can be expensive, time-consuming, and unpredictable. Although we already entered into agreements with each of the four major utility defendants in this litigation, such action will continue with respect to the other defendants still involved. In fact, we recently received approval from the District Judge of the U.S. District Court in Delaware of the adoption of the report and recommendation of the Magistrate Judge to allow us to proceed with litigation claims against certain refined coal entities as named in the 2019 lawsuit. There is no assurance that the continuing litigation with the remaining defendants, or any future patent litigation which we may commence, will be successful. In addition, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We depend on third-party suppliers for materials needed to implement our emissions technologies; availability of raw materials and volatility in price could impact our results of operations.

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products for effective mercury removal from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices, such could have a negative effect on our operations.

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

Our business lacks significant diversification and to date has been dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. While we are in the process of developing new technologies, such as in the area of improving the processing of REEs, no assurance can be made that any such new technologies currently under development will be commercialized or result in a significant revenue stream.

Low gas prices can negatively impact our results of operations; mild weather could also have corresponding effects on the demand for coal.

Our mercury-emissions control technologies are used by coal-fired power plants primarily in the United States. At such times that gas prices remain low for an extended period of time or drop substantially, power suppliers will likely rely more upon gas-fired units rather than coal plants in meeting their power needs. Gas prices can be very volatile and are influenced by numerous factors beyond our control. Although market prices for natural gas have increased substantially in the last twelve months, such prices were relatively low in recent years which likely caused a weaker demand for our products. In addition, mild winter months in the U.S. will also result in less of a power demand which will also be expected to negatively impact our operations.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to claims resulting from products liability, employment-related actions, class action lawsuits, accidents, acts of God, and other actions against us. Additionally, our insurance coverage may be insufficient to cover all existing and future claims against us. We may be compelled to expend significant time and resources defending any such claims, and a loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Litigation resulting from disputes with customers may result in substantial costs, liabilities, and loss of revenues.

From time to time, we may be faced with disputes with our customers over the provisions of supply contracts relating to, among other things, pricing, quality, quantity, and the existence of specified conditions beyond our or our customers’ control that impact performance obligations under the particular contract. In the event such disputes occur, we may not be able to resolve those disputes in a satisfactory manner which could have a material adverse effect on our business, financial condition, and results of operations.

Revenues are generated under contracts that must be renegotiated periodically.

Substantially all of our revenues are generated under contracts which expire periodically or which must be frequently renegotiated, extended, or replaced. Whether these contracts are renegotiated, extended, or replaced is often subject to factors that may be beyond our control, including an extremely competitive marketplace for the services we offer. We cannot assure you that the costs and pricing of our services can remain competitive in the marketplace or that we will be successful in renegotiating our contracts.

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us.

The ongoing coronavirus disease (COVID-19) outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including the implementation of travel bans and restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain, and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. If the coronavirus situation does not improve during 2022 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials and equipment, to our workforce, or to our business relationships with other third parties. The extent to which the coronavirus impacts our operations in other areas or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Maintaining and improving our financial controls may divert management’s attention and increase costs.

We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming, or costly and may also place undue strain on our personnel, systems, and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2021. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout the rest of 2022 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Further, investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future. Relatedly, if we fail to remediate any such material weakness in the future, we may not be able to accurately report our financial condition or results of operations.

Our board of directors concluded in 2020 that we needed to restate previously issued financial statements as a result of a change in accounting for a certain debt restructuring.

On April 13, 2020, our board of directors (which currently acts as our audit committee) concluded, after consultation with management and our financial consulting firm, that our previously issued unaudited financial statements for the periods ended March 31, 2019, June 30, 2019, and September 30, 2019, included in our Quarterly Reports of Form 10-Q for the periods ended March 31, 2019, June 30, 2019, and September 30, 2019, respectively, should no longer be relied upon as a result of the change in accounting for a certain debt restructuring. We concluded that a gain on debt restructuring recognized during the first quarter of 2019 should have been accounted for as a capital transaction. Specifically, on February 25, 2019, we entered into an Unsecured Note Financing Agreement with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,931. We recorded a gain of $3,412,402 on this exchange which we concluded in April 2020 should have been recorded as an equity transaction capital contribution. The adjustments resulting therefrom, which are non-cash in nature, increased additional paid-in capital and increased our previously reported net loss, but had no impact on previously reported cash, working capital, total assets, total liabilities, and revenues. Nevertheless, such restatement may have caused, or could in the future cause, investors in our securities to lose confidence in our financial statements and management which could result in a decrease in our stock price and negative sentiment in the investment community.

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

Doubt regarding our ability to continue as a going concern.

The accompanying consolidated financial statements as of December 31, 2021 have been prepared assuming we will continue as a going concern. As reflected in the consolidated financial statements, we had $1,388,000 in cash  at December 31, 2021, along with cash provided by operating activities of $206,000 for the year ended December 31, 2021. However, we had a working capital deficit of $11,692,000 and an accumulated deficit of $67.1 million at December 31, 2021, and we also had a net loss in the amount of $3.6 million for the year ended December 31, 2021. In addition, all existing secured and unsecured debt held by our principal lender in the principal amount of $13.4 million matures on August 25, 2022, other than the profit share liability, which is within one year from the issuance of these consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

We have taken steps to alleviate such doubt. During the year ended December 31, 2021, we eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of December 31, 2021. In addition, in June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with our principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which has been extended to June 30, 2022, will repay all existing secured and unsecured debt obligations held by such lender.

Although we anticipate continued significant revenues in our business operations and that we will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment and Exchange Agreement, no assurances can be given that we can obtain sufficient working capital through our business operations or that we will be able to raise the funds necessary to close under the Debt Repayment Agreement by June 30, 2022, or at all, in order to sustain ongoing operations. In November 2021, we filed a registration statement on Form S-1 with the SEC for a proposed offering of common stock. Such registration statement has not yet become effective.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Risks Related to Regulation

Our business focus has predominantly been mercury removal from power plant emissions, which is driven primarily by regulation. Any significant changes in mercury and other emission regulation could have a major impact on us.

Our business focus has predominantly been mercury reduction in flue gas emissions from large coal-fired utility and industrial boilers. This market is primarily based on air pollution control regulations and enforcement of those regulations. Any significant change in these regulations would have a dramatic effect on us, especially in North America (and primarily the United States) which is currently the largest market for our technology. Specifically, on February 16, 2012, the EPA published the final Coal- and Oil-Fired Electric Utility Steam Generating Units National Emission Standards for Hazardous Air Pollutants, known as MATS, which sets forth federal mercury emission levels. Power plants were required to begin complying with MATS on April 16, 2015, unless they were granted a one-year extension to begin to comply.

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. On remand, following the Supreme Court’s instructions to consider costs, the EPA in April 2016 issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding remains under review by the D.C. Circuit. In April 2017, the EPA asked the court to place such judicial review in abeyance, stating that the Agency then under the Trump Administration was reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part, which abeyance request was granted. In April 2020, the EPA concluded that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS and withdrew the EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but left the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by the EPA. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. In February 2021, the Biden Administration requested that the judicial review of the supplemental finding withdrawal be held in abeyance which was granted by the court and remains in place. On January 31, 2022, the EPA issued a proposal to revoke the reconsideration step made by the EPA in April 2020 and affirm that it is appropriate and necessary to regulate hazardous pollutants for coal and oil-fired EGUs. Nevertheless, legal challenges may continue with respect to the MATS regulation which could extend uncertainty over the status of MATS for a number of years. Investors should note that any changes to the MATS rule could have a negative impact on our business.

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

Risks Associated with our Common Stock

Our common stock has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market on the OTCQB maintained by OTC Markets Group Inc. under the symbol “MEEC.” However, as the OTCQB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than Nasdaq or other national securities exchanges, there has been only limited trading activity in our common stock, and we have a relatively small public float compared to the number of our shares outstanding. Further, while we have applied to list our common stock on the Nasdaq Capital Market, even if our common stock is listed on the Nasdaq Capital Market, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market. Our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may also be impaired.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	the results of operating and financial performance and prospects of other companies in our industry;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements of innovations, increased service capabilities, new or terminated customers, or new, amended, or terminated contracts by our competitors;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry or about the market for coal-fired power in the U.S. or abroad;

•	changes in government policies in the United States and, as our international business increases, in other foreign countries;

•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	any lawsuit involving us, our services, or our products;

•	arrival and departure of key personnel;

•	sales of common stock by us, our investors or members of our management team; and

•	changes in general market, economic and political conditions in the United States, and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations, and prospects.

Shares eligible for future sale may have adverse effects on our share price.

Sales of substantial amounts of shares or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issuances, which may dilute the existing shareholders’ interests in us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We currently intend to retain all of our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that our board of directors will continue to conclude that it is in the best interests of the Company and its shareholders to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may need to raise additional capital in the future. Additional capital may not be available to us on commercially reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

In November 2021, we filed a registration statement on Form S-1 with the SEC for a proposed offering of common stock. Such registration statement has not yet become effective and no assurances can be given that the contemplated offering will be completed. Even if completed,  we may need to raise additional capital in the future. Future financings may involve the issuance of debt, equity, and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on commercially reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, or exercisable or exchangeable for, our capital stock would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our articles of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents, and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Delaware General Corporate Law. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and stockholders.

Our common stock is currently characterized as a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is currently characterized as a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If we cannot satisfy the initial listing standards, or continue to satisfy the continued listing standards, of the Nasdaq Capital Market, our securities may not be listed or may be delisted, which could negatively impact the price of our securities and your ability to sell them.

We have applied to list our common stock on the Nasdaq Capital Market. There can be no assurance that the Nasdaq Capital Market will approve our application for listing. Even if approved and our securities are listed on the Nasdaq Capital Market, we cannot assure you that our securities will continue to be listed on the Nasdaq Capital Market. In order to maintain our listing on the Nasdaq Capital Market, we will be required to comply with certain rules of the Nasdaq Capital Market, including those regarding minimum shareholders’ equity, minimum share price, minimum market value of publicly held shares, and various additional requirements. Even if we initially meet the listing requirements and other applicable rules of the Nasdaq Capital Market, we may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the Nasdaq Capital Market criteria for maintaining our listing, our securities could be subject to delisting.

If the Nasdaq Capital Market subsequently delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The proposed reverse stock split could cause our stock price to decline relative to its value before the split and decrease the liquidity of shares of our common stock.

At a special meeting of stockholders held on February 24, 2022, our stockholders approved a proposal which authorizes our board of directors, in its sole and absolute discretion, to effect a reverse stock split of our common stock at a ratio to be determined by the board, ranging from one-for-two to one-for-seven, at such time and date, if at all, as determined by the board in its sole discretion, but no later than December 31, 2023. In the event a reverse stock split is implemented, there is no assurance that that the reverse stock split will not cause an actual decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or for any other reason.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties.

We lease a warehouse in Corsicana, Texas consisting of approximately 20,000 square feet which we use for manufacturing and distribution of our products. As of December 2019, we relocated our corporate headquarters to such location which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Such lease in Corsicana, Texas expires March 31, 2024.

Item 3. Legal Proceedings.

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of United States Patent Nos. 10,343,114 (the “‘114 Patent”) and 8,168,147 (the “‘147 Patent”) owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, we allege that each of the defendants has willfully infringed our ‘114 Patent and ‘147 Patent and seek a permanent injunction from further acts of infringement and monetary damages.

During 2020, each of the four major utility defendants—Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., and Talen Energy Corporation—in the above action filed petitions for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate certain claims to the patents which are subject to the litigation.

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

The above described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the above action should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. In September 2021, we received approval from the District Judge of the U.S. District Court in Delaware of the adoption of this report and recommendation of the Magistrate Judge to allow us to proceed with litigation claims against certain refined coal entities. A jury trial date has been scheduled for September 2023.

Other than the foregoing, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2021, and have no program in place at the present time to buy any equity securities in the future.

Holders

As of April 5, 2022, there were 409 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated to be 3,700.

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

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2021, with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	4,775,000	$0.75	0
Equity compensation plans approved by security holders	13,543,326	$0.46	2,355,174
Total	18,318,326	$0.53	2,355,174

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than currently used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.

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

As is typical in this market, we are paid by the EGU based on how much of our material is injected to achieve the needed level of mercury removal. Our current clients pay us as material is delivered to their facilities. Clients will use our material whenever their EGUs operate, although EGUs are not always in operation. EGUs typically may not be in operation due to maintenance reasons or when the price of power in the market is less than their cost to produce power. Thus, our revenues from EGU clients will not typically be a consistent stream but will fluctuate, especially seasonally as the market demand for power fluctuates.

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. On remand, following the Supreme Court’s instructions to consider costs, the EPA in April 2016 issued a final supplemental finding reaffirming the MATS rule on the ground that it is supported by the cost analysis the Supreme Court required. That supplemental finding remains under review by the D.C. Circuit. In April 2017, the EPA asked the court to place such judicial review in abeyance, stating that the Agency then under the Trump Administration was reviewing the supplemental finding to determine whether it should be reconsidered in whole or in part, which abeyance request was granted. In April 2020, the EPA concluded that the 2016 supplemental finding was flawed in part due to its reliance on co-benefits to justify MATS and withdrew EPA’s 2016 “appropriate-and-necessary” determination as erroneous, but left the 2011 MATS rule in place pursuant to D.C. Circuit case law holding that a source category may only be removed from the list of categories to be regulated through a rigorous delisting process that cannot currently be satisfied by the EPA. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. In February 2021, the Biden Administration requested that the judicial review of the supplemental finding withdrawal be held in abeyance which was granted by the court and remains in place. On January 31, 2022, the EPA issued a proposal to revoke the reconsideration step made by the EPA in April 2020 and affirm that it is appropriate and necessary to regulate hazardous pollutants for coal and oil-fired EGUs.

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

In the United States, we continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. We also seek license agreements with utilities while allowing them to use our SEA® technologies without our supply of products. During 2021 and early 2022, we have announced various supply contract extensions, new supply business and license agreements. We expect additional supply business and license agreements during the remainder of 2022 and thereafter, including converting certain licensees to supply customers.

In Europe, we had been working to penetrate this market through a licensing agreement entered into in 2018 with one of our suppliers which allowed them to commercialize our technology throughout Europe. Such arrangement was terminated in 2020. Prior to its termination, no revenues had been generated from such agreement. We intend to continue to pursue the European market although no assurance can be made that any such efforts will be successful.

In February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until 2022 and eliminating quarterly principal payment requirements. This restructuring reflected the commitment of our financial partner in our efforts to attract new business, manage our present customers and monetize our patent portfolio. In June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with AC Midwest which will repay all existing secured and unsecured debt obligations held by AC Midwest. Pursuant to such agreement, we will repay the existing $0.3 million secured note outstanding in cash as well as the existing $13.2 million principal amount outstanding under the unsecured note held by AC Midwest through a combination of cash and stock. AC Midwest is also entitled to a certain non-recourse profit share under the unsecured note which will be satisfied through a combination of cash and stock. The closing is subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which has been extended to June 30, 2022.

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

In October 2019, we entered into a license and development agreement with a nonrelated third-party entity located in Alabama pursuant to which the parties have agreed to work together to develop a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants. In addition, during the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Our new technologies are under development in conjunction with our collaboration with such Alabama third party entity and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those REEs from their solvent state. In October 2021, we announced that we had completed phase 1 testing of our REE technology with Pennsylvania State University’s College of Earth and Mineral Sciences confirming 80-90% efficiency rate in extracting select REEs. While there is no established timeline for the introduction of these technologies after further testing is performed, we hope that if such further testing is successful, these technologies can be commercialized in 2022 and thereafter.

During the first quarter of 2021, we announced that we are in the process of developing a proprietary methane gas emissions control technology which we believe can be adopted within the oil and gas industry. We have not established a timeline for the introduction of our methane gas emissions control technology.

In addition to the $2.6 million in convertible notes which were converted into shares of common stock in the first and second quarters as described above, during the first quarter of 2021, we eliminated $1,830,000 of other convertible notes originally issued in 2013 and 2018 through conversions to shares of common stock. During the third quarter of 2021, we issued 20,000 shares of common stock to a certain holder of notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000 and prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As a result, there are no convertible notes outstanding as of December 31, 2021, compared to $4,450,000 in convertible notes outstanding as of December 31, 2020.

In November 2021, we filed a registration statement on Form S-1 with the SEC for a proposed offering of common stock. Such registration statement has not yet become effective, and no assurance can be given that such offering will be completed. In addition, we have applied to list our common stock on the Nasdaq Capital Market. No assurance can be given that such application will be approved.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Effects of the COVID-19 Pandemic

It should be noted that the coronavirus (COVID-19) pandemic has impacted various businesses throughout the world since early 2020, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. If the coronavirus situation does not improve during 2022 or should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials, equipment, to our workforce, or to our business relationships with other third parties.

Results of Operations

Revenues

We generated revenues of approximately $13,012,000 and $8,158,000 for the years ended December 31, 2021 and 2020, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $11,004,000 and $7,420,000 for the years ended December 31, 2021 and 2020, respectively. The increase in revenues from the prior year was primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base.

Licensing revenues were approximately $1,707,000 and $546,000 for the years ended December 31, 2021 and 2020, respectively. Such increases were primarily due to the licensing revenues generated from the agreements entered into with certain of the defendants in the patent litigation commenced in 2019.

Equipment sales and other revenues for the years ended December 31, 2021 and 2020 were approximately $134,000 and $44,000, respectively. This increase was primarily due to increased equipment rental revenues in 2021 compared to last year.

Costs and Expenses

Total costs and expenses were approximately $16,622,000 and $14,000,000 during the years ended December 31, 2021 and 2020, respectively. The increase in costs and expenses from the prior year is mainly attributable to the increase in cost of sales principally due to the increase in sales.

Cost of sales were approximately $7,939,000 and $5,440,000 for the years ended December 31, 2021 and 2020, respectively. Such increase is primarily due to the increase in sales.

Selling, general and administrative expenses were approximately $5,934,000 and $5,936,000 for the years ended December 31, 2021 and 2020, respectively.

Interest expense related to the financing of capital was approximately $2,818,000 and $2,658,000 for the years ended December 31, 2021 and 2020, respectively. The small increase is due to the stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable. The breakdown of interest expense for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended
	December 31,
	2021	2020
	(In thousands)

Interest expense on notes payable	$277	$562
Accelerated interest expense upon conversion of notes	343	-
Additional interest upon conversion of notes	221	-
Amortization of discount of notes payable	1,855	1,974
Amortization of debt issuance costs	122	122

	$2,818	$2,658

Loss (gain) on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $531,000 and $(24,000) for the years ended December 31, 2021 and 2020, respectively. The change is primarily attributed to an increase (decrease) in the fair value of the profit share liability. There were no significant changes to the underlying model during the years ended December 31, 2021 and 2020.

Gain on forgiveness of debt of $600,677 relates to the loan proceeds we received in April 2020 and February 2021 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loans were forgiven in January 2021 and October 2021 pursuant to the applicable PPP requirements.

Net Loss

For the years ended December 31, 2021 and 2020, we had a net loss of approximately $3,633,000 and $5,826,000 respectively. Such change was primarily due to increased sales and improved margin on such sales as well as the gain on extinguishment of debt partially offset by the change in the fair value of the profit share liability and the change in interest expense due principally to the stock conversion incentive provided to certain note holders and related accelerated interest.

Liquidity and Capital Resources

We had approximately $1,388,000 in cash on our balance sheet at December 31, 2021 compared to approximately $591,000 at December 31, 2020. Total current assets were approximately $3,791,000 and total current liabilities were approximately $15,483,000 at December 31, 2021, resulting in working capital deficit of approximately $11,692,000. This compares to total current assets of approximately $2,362,000 and total current liabilities of approximately $3,359,000 at December 31, 2020, resulting in a working capital deficit of approximately $997,000. Our accumulated deficit was approximately $67.1 million at December 31, 2021 compared to $63.5 million at December 31, 2020. Additionally, we had a net loss in the amount of approximately $3,633,000 and cash provided by operating activities of approximately $206,000 for the year ended December 31, 2021.

The accompanying consolidated financial statements as of December 31, 2021 have been prepared assuming we will continue as a going concern. As reflected in the consolidated financial statements, we had $1,388,000 in cash at December 31, 2021, along with cash provided by operating activities of $206,000 for the year ended December 31, 2021. However, we had a working capital deficit of $11,692,000 at December 31, 2021 and an accumulated deficit of $67.1 million at December 31, 2021,  and we had a net loss in the amount of $3.6 million for the year ended December 31, 2021. In addition, all existing secured and unsecured debt held by our principal lender in the principal amount of $13.4 million matures on August 25, 2022, other than the profit share liability, which is within one year from the issuance of these consolidated financial statements. These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

We have taken steps to alleviate such doubt. During the year ended December 31, 2021, we eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of December 31, 2021. In addition, in June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with our principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which has been extended to June 30, 2022, will repay all existing secured and unsecured debt obligations held by such lender.

Although we anticipate continued significant revenues in our business operations and that we will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment and Exchange Agreement, no assurances can be given that we can obtain sufficient working capital through our business operations or that we will be able to raise the funds necessary to close under the Debt Repayment Agreement by June 30, 2022, or at all, in order to sustain ongoing operations.

In November 2021, we filed a registration statement on Form S-1 with the SEC for a proposed offering of common stock. Such registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any state or jurisdiction. The contemplated offering of our securities will be made only by means of a prospectus. No assurances can be given that the contemplated offering will be completed on reasonable terms or otherwise.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Total Assets

Total assets were approximately $8,135,000 at December 31, 2021 versus approximately $7,376,000 at December 31, 2020. The change in total assets is primarily attributable to an increase in cash.

Total Liabilities

Total liabilities were approximately $18,374,000 at December 31, 2021 versus approximately $20,580,000 at December 31, 2020. The decrease in liabilities is primarily due to a decrease in debt.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $206,000 for the year ended December 31, 2021 compared to net cash used in operating activities of approximately $1,239,000 for the year ended December 31, 2020. Such change of approximately $1,445,000 was primarily due to an approximate $2,193,000 decrease in net loss.

Investing Activities

Net cash used in investing activities was approximately $11,000 for the year ended December 31, 2021 compared to net cash provided by investing activities of approximately $43,000 for the year ended December 31, 2020. The activity for 2021 related to the purchase of equipment. The activity for 2020 related to cash received from the sale of equipment.

Financing Activities

Net cash provided by financing activities was approximately $602,000 for the year ended December 31, 2021 compared to net cash provided by financing activities of approximately $288,000 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company received approximately $299,000 from the issuance of notes payable, $247,000 from the exercise of warrants and $126,000 from the exercise of stock options.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues, and expenses. Management evaluates on an on-going basis our estimates with respect to the valuation allowances for accounts receivable, income taxes, accrued expenses, and equity instrument valuation, for example. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements. In particular, our most critical accounting policies relate to the recognition of revenue, and the valuation of our stock-based compensation.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. We estimate the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. In the past we have experienced a minimal valuation allowance on our inventory.

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

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. Management reviews the carrying value of our property and equipment for impairment on an annual basis.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. We evaluated the recoverability of the carrying value of our equipment. No impairment charges were recognized for the years ended December 31, 2021 and 2020, respectively.

Leases

In February 2016, the FASB issued new guidance which requires lessees to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The accounting standard, effective January 1, 2019, requires virtually all leases to be recognized on the Balance Sheet. Effective January 1, 2019, we adopted the standard using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Consolidated Balance Sheet without adjusting comparative periods but recognizing a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. Under the guidance, we have also elected not to separate lease and non-lease components in recognition of the lease-related assets and liabilities, as well as the related lease expense.

We have operating leases for office space in two multitenant facilities, which are not recorded as assets and liabilities as those leases do not have terms greater than 12 months. We have operating leases for a multi-purpose facility and bulk trailers used in operations which are recorded as assets and liabilities as the leases have terms greater than 12 months. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Upon adoption of the new lease accounting standard on January 1, 2019, we recorded $1,339,569 of right of use assets and $1,417,435 of lease-related liabilities, with the difference charged to accumulated deficit at that date.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards.

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Revenue Recognition

We record revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Revenue is recognized when we satisfy our performance obligation under the contract by transferring the promised product to its customer that obtains control of the product. A performance obligation is a promise in a contract to transfer a distinct product to a customer. Most of our contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes are excluded from revenues. Invoiced shipping and handling costs are included in revenue. The adoption of this standard did not have a material impact on our financial statements.

Disaggregation of Revenue

We generated revenue for the years ended December 31, 2021 and 2020 by (i) delivering product to our commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of our technology at customers with the intent of entering into long term supply agreements based on the performance of our products during the demonstrations and (iv) licensing our technology to customers.

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

Income Taxes

We follow the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

We may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. Our management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

We are no longer subject to tax examinations by tax authorities for years prior to 2017.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 became effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow-Scope Improvements for Lessors, which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, we adopted ASU 2016-02 and have recorded a right-of-use asset and lease liability on the balance sheet for our operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. We did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features and (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.

The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We early adopted ASU 2017-11 and changed our method of accounting for certain warrants that were initially recorded as liabilities during the year ended December 31, 2014 on a full retrospective basis. The adoption of ASU 2017-11 did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The adoption of ASU-2019-12 did not have a material impact on our consolidated financial statements.

Effective January 1, 2020, we adopted ASU No. 2018-07, Compensation — Stock Compensation (Topic 718). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share based payments. Prior to the issuance of this guidance, the accounting requirements for nonemployee and employee share-based payment transactions were significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

Effective January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the year ended December 31, 2021 and 2020, respectively:

	For the Year Ended
	December 31, 2021	December 31, 2020
	(In thousands)

Net loss	$(3,633)	$(5,826)

Non-GAAP adjustments:
Depreciation and amortization	679	713
Interest and letter of credit fees	2,818	2,658
Gain on extinguishment of debt	(601)	-
Income taxes	23	10
Stock based compensation	1,011	1,710

Adjusted EBITDA	$297	$(735)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Financial Information

Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Energy Emissions Corp. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the financial statements, the Company has incurred substantial net losses in recent years, has negative working capital and has an accumulated deficit at December 31, 2021 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are disclosed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Profit Share Liability – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

In connection with the Unsecured Note disclosed in Note 9 to the financial statements, the Company shall pay the principal outstanding, as well as a profit participation preference (the “profit share liability”).  The Company calculates the fair value of the profit share liability every quarter utilizing management estimates.  The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments.  The fair value of the profit share liability is determined on a Level 3 measurement. The fair value of the profit share liability fluctuates over time based on management estimates.  As of December 31, 2021, the fair value of the profit share liability was approximately $2.8 million.

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

Saddle Brook, New Jersey

April 5, 2022

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$1,388,307	$591,019
Accounts receivable	1,015,053	1,116,082
Inventory	1,075,401	560,127
Prepaid expenses and other current assets (related party of $70,000 and $0)	312,008	95,188
Total current assets	3,790,769	2,362,416

Security deposits	10,175	12,255
Property and equipment, net	1,829,544	1,887,029
Right of use asset	390,098	795,869
Intellectual property	2,114,197	2,318,796
Total assets	$8,134,783	$7,376,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $206,554 and $168,750)	$2,267,711	$1,611,956
Current portion of equipment notes payable	2,677	29,255
Current portion of operating lease liability	340,207	407,975
Current portion of note payable	-	34,661
Accrued interest	-	259,230
Customer credits	167,000	167,000
Accrued salaries	562,430	848,706
Secured note payable – related party	271,686	-
Unsecured note payable, net of discount and issuance costs – related party	11,871,254	-
Total current liabilities	15,482,965	3,358,783

Equipment notes payable, less current portion	-	789
Operating lease liability	54,551	394,625
Note payable	-	299,300
Convertible notes payable, net of discount and issuance costs	-	4,055,122
Profit share liability – related party	2,836,743	2,305,308
Secured note payable – related party	-	271,686
Unsecured note payable, net of discount and issuance costs – related party	-	9,894,284
Total liabilities	18,374,259	20,579,897

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,115,951 and 78,096,326 shares issued and outstanding as of December 31, 2021 and 2020, respectively	89,116	78,096
Additional paid-in capital	57,788,321	50,202,478
Accumulated deficit	(67,116,913)	(63,484,106)

Total stockholders’ deficit	(10,239,476)	(13,203,532)

Total liabilities and stockholders’ deficit	$8,134,783	$7,376,365

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Revenues	$13,012,049	$8,158,448

Costs and expenses:
Cost of sales	7,938,947	5,440,395
Selling, general and administrative expenses (related party of $325,676 and $175,275)	5,934,132	5,935,517
Interest expense & letter of credit fees (related party of $2,018,289 and $2,023,818)	2,817,895	2,657,554
Gain on extinguishment of debt	(600,677)	-
Loss (Gain) on change in fair value of profit share liability	531,435	(23,537)
Gain on sale of equipment	-	(35,859)
Total costs and expenses	16,621,732	13,974,070

Net loss before provision for income taxes	(3,609,683)	(5,815,622)

Provision for income taxes	(23,000)	(10,000)

Net loss	$(3,632,683)	$(5,825,622)

Net loss per common share-basic and diluted:	$(0.04)	$(0.07)

Weighted average common shares outstanding	85,856,336	77,818,780

The accompanying notes are an integral part of these consolidated financial statements.

    MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total
Balance - December 31, 2019	76,747,750	$76,748	$48,708,085	$(57,658,484)	$(8,873,651)

Stock issued for prepaid services	1,000,000	1,000	199,000	-	200,000

Cashless exercise of stock options/warrants	48,576	48	(48)	-	-

Issuance of stock options	-	-	1,163,168	-	1,163,168

Modification of stock warrant	-	-	30,573	-	30,573

Stock issued for consulting services	300,000	300	101,700	-	102,000

Net loss	-	-	-	(5,825,622)	(5,825,622)

Balance – December 31, 2020	78,096,326	78,096	50,202,478	(63,484,106)	(13,203,532)

Stock issued for interest payable on convertible notes	723,900	724	614,615	-	615,339

Stock issued for conversion of convertible notes	8,880,000	8,880	4,431,120	-	4,440,000

Exercise of warrants	899,856	900	245,908	-	246,808

Stock issued for consulting services	275,000	275	200,225	-	200,500

Exercise of stock options	225,000	225	126,025	-	126,250

Share based compensation expense	-	-	967,967	-	967,967

Cashless exercise of stock options	15,869	16	(16)	-	-

Net loss	-	-	-	(3,632,683)	(3,632,683)

Balance – December 31, 2021	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,473)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Cash flows from operating activities
Net loss	$(3,632,683)	$(5,825,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	967,967	1,710,226
Stock issued for prepaid consulting services	43,521	-
Stock issued for interest expense	356,109	-
Amortization of discount on notes payable	2,249,891	1,974,080
Amortization of debt issuance costs	121,957	122,291
Amortization of right to use assets	405,771	310,706
Amortization of patent rights	204,599	213,666
Depreciation expense	68,460	188,675
Gain on forgiveness of debt	(600,677)	-
Loss (Gain) on change in fair value of profit share	531,435	(23,537)
Gain on sale of equipment	-	(35,859)
Changes in operating assets and liabilities
Decrease in accounts receivable	101,029	106,792
Increase in inventory	(515,274)	(46,629)
Decrease in security deposits	2,080	-
Increase in prepaid expenses and other assets	(59,841)	(5,730)
Increase (Decrease) in accounts payable and accrued liabilities	655,755	(64,802)
(Decrease) Increase in accrued salaries	(286,277)	491,610
(Decrease) Increase in accrued interest	-	33,164
Decrease in operating lease liability	(407,842)	(388,116)
Net cash provided by (used in) operating activities	205,980	(1,239,085)

Cash flows from investing activities
Purchase of equipment	(10,975)	-
Cash received from sale of equipment	-	42,500
Net cash (used in) provided by investing activities	(10,975)	42,500

Cash flows from financing activities
Payments of notes payable	(32,788)	(165,339)
Proceeds from the issuance of notes payable	-	499,300
Proceeds from exercise of options	126,250	-
Payments from exercise of warrants	246,808	-
Payment of convertible note payable	(10,000)	-
Payments of equipment notes payable	(27,367)	(45,646)
Proceeds from the issuance of notes payable	299,380	-
Net cash provided by financing activities	602,283	288,315

Net increase (decrease) in cash and cash equivalents	797,288	(908,268)

Cash and cash equivalents - beginning of year	591,019	1,499,287

Cash and cash equivalents - end of year	$1,388,307	$591,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$534,960
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Common stock issued for conversion of convertible notes	$4,440,000	$-
Common stock issued for interest payable	$615,339	$-
Common stock issued for consulting services	$43,521	$102,000
Common stock issued for prepaid consulting services	$156,979	$200,000

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the years ended December 31, 2021 and 2020.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at December 31, 2021 and December 31, 2020 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2021 and December 31, 2020 due to their short-term maturities.

The fair value of the promissory notes payable at December 31, 2021 and December 31, 2020 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of December 31, 2021 and December 31, 2020. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at December 31, 2021 and December 31, 2020 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,388,307	1,388,307	-	-
Total Assets	$1,388,307	$1,388,307	$-	$-

Liabilities:
Promissory notes	12,145,617	-	12,145,617	-
Profit share liability – related party	2,836,743	-	-	2,836,743
Total Liabilities	$4,982,360	$-	$12,145,617	$2,836,743

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash	591,019	591,019	-	-
Total Assets	$591,019	$591,019	$-	$-

Liabilities:
Promissory notes	14,585,097	-	14,585,097	-
Profit share liability	2,305,308	-	-	2,305,308
Total Liabilities	$16,890,405	$-	$14,585,097	$2,305,308

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the years ended December 31, 2021 and 2020, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2021 and 2020 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the year ended December 31, 2021 and 2020.

	Year ended December 31, 2021			Year ended December 31, 2020
	United States	International	Total	United States	International	Total
Product revenue	$11,003,810	$-	$11,003,810	$7,306,382	$113,600	$7,419,982
License revenue	1,706,954	-	1,706,954	545,547	-	545,547
Demonstrations & Consulting revenue	167,180	-	167,180	148,553	-	148,553
Equipment revenue	134,105	-	134,105	38,000	6,366	44,366
	$13,012,049	$-	$13,012,049	$8,038,482	$119,966	$8,158,448

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of December 31, 2021 and 2020, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	December 31,	December 31,
	2021	2020

Stock Options	18,318,326	16,093,326
Warrants	4,285,000	5,595,378
Convertible debt	-	9,414,200
Total common stock equivalents excluded from diluted net loss per share	22,603,326	31,102,904

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2021 and 2020 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the years ended December 31, 2021 and 2020, 100% of the Company’s revenue related to eighteen and thirteen customers, respectively. At December 31, 2021 and 2020, 100% of the Company’s accounts receivable related to ten and nine customers, respectively.

For each of the years ended December 31, 2021 and 2020, 82% and 88% of the Company’s purchases related to two suppliers, respectively. At December 31, 2021 and 2020, 68% and 45% of the Company’s accounts payable and accrued expenses related to two vendors. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The accompanying consolidated financial statements as of December 31, 2021 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had $1.4 million in cash at December 31, 2021, along with cash provided by operating activities of $206,000 for the year ended December 31, 2021. However, the Company had a working capital deficit of $11,692,000 and an accumulated deficit of $67.1 million at December 31, 2021, and had a net loss in the amount of $3.6 million for the year ended December 31, 2021. In addition, all existing secured and unsecured debt held by its principal lender in the principal amount of $13.4 million matures on August 25, 2022, other than the profit share liability,  which is within one year from the issuance of these consolidated financial statements within the Company’s Annual Report on Form 10-K.

These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements. The Company has taken steps to alleviate the doubt raised by the application of ASC 205-40. During 2021, the Company eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of December 31, 2021. In addition, in June 2021, the Company announced that it had entered into a Debt Repayment and Exchange Agreement with its principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by  June 30, 2022, will repay all existing secured and unsecured debt obligations held by such lender. Although the Company anticipates continued significant revenues in its business operations and that it will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment and Exchange Agreement, no assurances can be given that the Company can obtain sufficient working capital through its business operations or that it will be able to raise the funds necessary to close under the Debt Repayment Agreement by June 30, 2022, or at all, in order to sustain ongoing operations.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Raw Materials	$637,084	$169,803
Spare Parts	86,118	23,432
Finished goods	352,199	366,892
	$1,075,401	$560,127

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
Equipment & installation	$1,976,634	$1,965,659
Trucking equipment	834,375	834,375
Office equipment, computer equipment and software	20,295	94,281
Total equipment	2,831,304	2,894,315

Less: accumulated depreciation	(2,809,467)	(2,814,993)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,829,544	$1,887,029

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the years ended December 31, 2021 and 2020 depreciation expense was $68,460, and $188,675, respectively.

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

License and patent costs capitalized as of December 31, 2021 and December 31, 2020 are as follows:

	December 31,	December 31,
	2021	2020
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(954,798)	(750,199)
Intellectual property, net	$2,114,197	$2,318,796

Amortization expense for the years ended December 31, 2021 and 2020 was $204,599 and $213,666, respectively. Estimated annual amortization for each of the next five years is $204,600.

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

In February 2021, the Company received second draw loan proceeds in the amount of $299,380 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “Second PPP Loan”) under the CARES Act. The Second PPP Loan is in the form of a Note dated February 2, 2021, matures on April 14, 2026 and bears interest at a rate of 1.0% per annum, with one interest payment on February 2, 2022, 47 monthly consecutive principal and interest payments of $6,366.89 each, beginning March 2, 2022, and one final principal and interest payment of $6,366.92 on February 2, 2026. The principal and accrued interest under the Second PPP Loan is forgivable after eight or twenty-four weeks if the Company uses the Second PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with the PPP requirements. In October 2021, the Second PPP Loan was forgiven and the Company recorded a gain on extinguishment of debt of $301,377.

Note 8 - Convertible Notes Payable

The Company has the following convertible notes payable outstanding as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Secured convertible promissory notes which mature upon the retirement of the New AC Midwest Secured Debt (see Note 9), bear interest at 10% per annum, are convertible into shares of common stock at $0.50 per share, and are secured by the assets of the Company.	$-	$990,000

Unsecured convertible promissory notes which mature beginning on June 15, 2023 through October 31, 2023, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	860,000

Unsecured convertible promissory notes which mature beginning on June 18, 2024 through October 23, 2024, bear interest at 12% per annum, and are convertible into shares of common stock at $0.50 per share.	-	2,600,000

Total convertible notes payable before discount	-	4,450,000

Less discounts and debt issuance costs	-	(394,878)

Total convertible notes payable	-	4,055,122

Less current portion	-	-

Convertible notes payable, net of current portion	$-	$4,055,122

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of such convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $30,000, based upon a conversion rate of $0.50 per share. On August 18, 2021, the Company issued 20,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000, based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As of December 31, 2021 and December 31, 2020, total principal of $0 and $990,000, respectively, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes. The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force convert all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force convert all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of December 31, 2021 and December 31, 2020, total principal of $0 and $860,000, respectively, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of $0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of December 31, 2021 and December 31, 2020, total principal of $0 and $2,600,000, respectively, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the years ended December 31, 2021 and 2020 was $41,319 and $41,432 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both December 31, 2021 and December 31, 2020, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(1,283,677)	(3,260,647)

Total unsecured note payable	11,871,254	9,894,284

Less current portion	(11,871,254)	-

Unsecured note payable, net of current portion	$-	$9,894,284

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the years ended December 31, 2021 and 2020 was approximately $1,855,000 and $1,974,000, respectively. As of December 31, 2021, the unamortized balance of the discount was $1,204,488 and unamortized balance of the debt issuance costs was $79,189 at December 31, 2021.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at December 31, 2021 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the years ended December 31, 2021 and 2020.

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	531,435
Profit Share as of December 31, 2021	$2,836,743

Profit Share as of January 1, 2020	$2,328,845
Addition	-
Gain on change in fair value of profit share	(23,537)
Profit Share as of December 31, 2020	$2,305,308

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

The closing is subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which has been extended to June 30, 2022 (the “Qualifying Offering”). In the event that the closing does not occur by June 30, 2022, either party may terminate the Debt Repayment Agreement and the existing notes with AC Midwest will continue in their current forms.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $287,500 and $175,275 in 2021 and 2020, respectively, for legal services rendered and disbursements incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At December 31, 2021 and 2020, $206,554 and $168,750, respectively, was owed to the firm for services rendered.

As of December 31, 2021 the Company has a $45,000 note receivable from and a $25,000 investment in ME2C Sponsor, LLC, which is included in prepaid expenses and other assets. ME2C Sponsor, LLC is wholly owned by the Company.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31,
2022	$351,100
2023	45,000
2024	11,250
Total	407,350
Less discount	(12,592)
Total lease liabilities	394,758
Less current portion	(340,207)
Operating lease obligation, net of current portion	$54,551

The weighted average remaining lease term for operating leases is 1.00 year and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the year ended year December 31, 2021, payments on lease obligations were $438,840 and amortization on the right of use assets was $405,771.

For the year ended December 31, 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

Year Ended December 31, 2021
Operating lease cost	$390,098

Note 11 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2022 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period. Revenue reported during interim periods were recorded based on the facts and circumstances at the time and any differences noted when the final revenue is determined is considered to be a change in estimate for the period.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the years ended December 31, 2021 and 2020, stock based compensation expense amounted to $1,011,488 and $1,974,080, respectively. Such expense is classified in selling, general and administrative expenses. In addition, as of December 31, 2021, $156,979 of stock based compensation has been capitalized and is included in prepaid and other current assets in the consolidated balance sheets.

Common Stock

As of January 1, 2020, and pursuant to an advisory agreement dated as of November 20, 2019 and effective as of January 1, 2020 for a term of one year with a nonaffiliated third party, the Company issued 1,000,000 shares of common stock of the Company to such third party as and for the entire compensation to be paid for all services to be rendered during the term. These shares of common stock were valued at $200,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over one year.

On October 5, 2020, the Company issued 300,000 shares of common stock of the Company to a nonaffiliated third-party pursuant to a consulting agreement entered into on October 1, 2020. The value of the stock award was $102,000 and was charged to selling, general and administrative expenses in the statement of operations.

On March 23, 2021, and pursuant to a consulting agreement dated November 1, 2020, as amended on March 19, 2021, with a nonaffiliated third party, the Company issued 500,000 shares of common stock to such party as part of its compensation thereunder. These shares of common stock were valued at $615,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over ten months. Pursuant to an amendment dated March 15, 2022 and effective as of December 31, 2021, the nonaffiliated party agreed to forfeit all of such shares which shares were cancelled effective as of December 31, 2021. As such, the previously recorded expense of $615,000 was reversed in December 2021.

On March 30, 2021, and pursuant to a business development agreement dated March 30, 2021 with a nonaffiliated third party, the Company issued 25,000 shares of common stock to such party for its compensation thereunder. These shares of common stock were valued at $29,250 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over three months.

On December 1, 2021, and pursuant to a consulting agreement dated December 1, 2021 with a nonaffiliated third party, the Company issued 250,000 shares of common stock to such party as part of its compensation thereunder. These shares of common stock were valued at $171,250 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over 12 months.

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

A summary of stock option activity for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2019	12,553,326	$0.55	4.02	$927
Grants	4,425,000	0.38	4.73	-
Exercised	(1,500)	0.17	-
Expirations	(758,500)	0.68	-	-
December 31, 2020	16,218,326	$0.50	3.57	$3,588,631

Grants	2,350,000	$0.78	5.00	$-
Exercised	(250,000)	0.55	-	-
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

Options exercisable at:
December 31, 2020	16,093,326	$0.50	3.56	$3,532,381
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.59 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

The Company utilized the Black-Scholes options pricing model to value its options granted. The assumptions used for options granted during the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2020	December 31, 2020
Exercise price	$0.78	$0.19-$0.58
Expected dividends	0%	0%
Expected volatility	89%	84% - 103%
Risk free interest rate	0.79%	0.30 – 0.37%
Expected life	5 years	4.12-5 years

On June 15, 2020, the Company granted nonqualified stock options to acquire an aggregate of 250,000 shares of the Company’s common stock under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) to an employee. The options granted are exercisable at 0.19 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Fifty percent of the options are fully vested and exercisable as of the date of grant and fifty percent of the options vest on April 1, 2021. The options will expire five years from the date of grant. Based on a Black-Scholes valuation model, these options were valued at $37,882 in accordance with FASB ASC Topic 718 which will be expensed over the vesting period in selling, general and administrative expenses within the Company’s consolidated statements of operations.

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

On April 16, 2021, the Board of Directors of the Company approved another amendment to the 2017 Plan to increase the aggregate number of shares authorized for issuance by an additional 4,000,000 shares to 16,000,000 shares, which was approved by the stockholders on June 3, 2021.

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

On November 22, 2021, the Company granted nonqualified stock options to the following executive officers to acquire shares of the Company’s common stock: Richard MacPherson (President and Chief Executive Officer) – 750,000 shares, John Pavlish (Senior Vice President and Chief Technology Officer) – 500,000 shares, James Trettel (Vice President of Operations) – 500,000 shares and Jami Satterthwaite (Chief Financial Officer) – 125,000 shares; and, also granted nonqualified stock options to the following board members to acquire shares of the Company’s common stock: Christopher Greenberg (Chairman of the Board) – 250,000 and David M. Kaye (director) – 125,000; and, also granted nonqualified stock options to the following persons to acquire 50,000 shares of the Company’s common stock: Nicholas Lentz and Stacey Hyatt. All of such options were granted under the 2017 Plan and are exercisable at $0.78 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $962,021 in accordance with FASB ASC Topic 718 which was expensed on the grant date in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On December 6, 2021, the Company issued 100,000 shares of common stock to a certain option holder upon a cash exercise of an option to purchase 100,000 shares of common stock at an exercise price of $0.25 or $25,000 in the aggregate.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2019	5,690,378	$0.63	3.72	$-
Grants	-	-	-	-
Expirations	(95,000)	0.35	-	-
December 31, 2020	5,595,378	$0.63	2.85	$314,260

Grants	-	-	-	-
Expirations	(280,212)	0.35
Exercised	(1,030,166)	0.42	-	-
December 31, 2021	4,285,000	$0.70	2.47	$-

Warrants exercisable at:
December 31, 2020	5,595,378	$0.63	2.85	$314,260
December 31, 2021	4,285,000	$0.70	2.47	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.59 as of December 31, 2021, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

The following table summarizes information about common stock warrants outstanding at December 31, 2021:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	2.47	$0.70

$0.70	4,285,000	2.47	$0.70

Note 14 - Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2021	2020
Federal
Current	$-	$-
Deferred	(1,906,000)	(1,833,000)
State and local
Current	23,000	10,000
Deferred	(390,000)	(251,000)
Change in valuation allowance	2,296,000	2,084,000
Income tax provision	$23,000	$10,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
U.S. federal statutory rate	21.0%	21.0%
State taxes	4.3%	4.3%
Other permanent and prior period adjustments	33.5%	10.6%
Valuation allowance	(63.6)%	(36.1)%
Income tax provision	(0.6)%	(0.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

F-26

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,312,000	$7,189,000
Stock based compensation	1,762,000	1,518,000
Other	143,000	212,000
Total deferred tax assets	11,217,000	8,919,000
Deferred tax liabilities:
Property and equipment	(41,000)	(48,000)
Other	(76,000)	(67,000)
Total deferred tax liabilities	(117,000)	(1115,000)

Valuation Allowance	(11,100,000)	(8,804,000)

Net deferred tax asset	$-	$-

The Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $33,380,000 and $33,366,000 at December 31, 2021 and 2020, respectively, available to offset taxable net income in a given year. The Company has state NOLs of $3,364,000 and $4,188,000 at December 31, 2021 and 2020, respectively. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $2,296,000 and $2,084,000, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 15 - Subsequent Events

On January 24, 2022, and effective as of December 31, 2021, the Company, along with MES, entered into Amendment to the Debt Repayment Agreement with AC Midwest pursuant to which the closing date deadline for completing the transactions contemplated by the Debt Repayment Agreement has been extended from December 31, 2021 to June 30, 2022. See Note 9.

On January 24, 2022, the Company extended the expiration dates of certain previously granted nonqualified stock options which were granted to five individuals to acquire an aggregate of 700,000 shares of the Company’s common stock under the Company’s 2014 Equity Plan or the 2017 Equity Plan. Such extended options are exercisable from $1.15 to $1.20 per share, representing the original fair market value of the common stock on the dates of grant as determined under the applicable Equity Plan.

On February 2, 2022, the Company issued 5,181 shares of common stock to a certain option holder upon the cashless exercise of options to purchase an aggregate of 9,750 shares of common stock at exercise prices ranging from $0.20 to $0.33 per share based upon a market price of $0.54 per share as determined under the terms of the options.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2021, the Company’s disclosure controls and procedures were ineffective as a result of material weaknesses in our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2021. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2021, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

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

Although we believe that these efforts effectively strengthen our disclosure controls and procedures as well as our internal control over financial reporting, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2022 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

35

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this report about our executive officers and members of our board of directors.

Name	Age	Position
Richard MacPherson	66	President and Chief Executive Officer, Director
Christopher Greenberg	55	Chairman of the Board, Director
John Pavlish	63	Senior Vice President and Chief Technology Officer
James Trettel	53	Vice President of Operations
David M. Kaye	67	Secretary, Director
Jami L. Satterthwaite	42	Chief Financial Officer

Executive Officers

Richard MacPherson has been a Director of the Company since June 2011 and has served as President and Chief Executive Officer of the Company since March 2015. Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Over the past 10 years, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, and marketing, as well as in several entrepreneurial ventures in the communications, hospitality, geological, and real estate development industries. We believe that Mr. MacPherson’s deep experience in business and strong leadership skills, coupled with being the founder of our operating subsidiary and his extensive knowledge of our technology, qualifies him to serve on our board.

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

James Trettel has been Vice President of Operations since January 2014. Mr. Trettel possesses over 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to MEEC. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc. of sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering.

Jami L. Satterthwaite has served as Chief Financial Officer since June 2021. Prior thereto, she served as Chief Accounting Officer from October 2020 to June 2021 and Controller from December 2019 to October 2020. Ms. Satterthwaite is a certified public accountant. From October 2010 to January 2018, she was a partner in the accounting firm of Nelson & Swaite, CPAs, LLC, located in Vancouver, Washington, and from January 2007 to September 2010, she was an accountant with the accounting firm of Caley & Associates, CPAs, located in Vancouver, Washington. Ms. Satterthwaite received her bachelor’s degree in Accounting from Saint Martin’s College (1999).

Directors

Please see the information regarding Richard MacPherson under “Executive Officers” above.

Christopher Greenberg has been a director of the Company since June 2013 and Chairman of the Board since December 2014. Mr. Greenberg, along with his wife, are the founders and joint owners of Global Safety Network, Inc., a company which provides employment screening and other risk mitigation services. Global Safety Network was founded in 2003. Mr. Greenberg served as its Chief Executive Officer from 2003 to May 2021. Mr. Greenberg and his wife have also owned and operated multiple Express Employment Professionals franchises located in North Dakota and South Dakota since 1997. Express Employment Professionals is a staffing agency that provides full time and temporary job placement, human resources services and consulting. Mr. Greenberg is a highly experienced Operations Executive who has demonstrated the ability to lead diverse teams of professionals to new levels of success in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments. Mr. Greenberg has strong technical and business qualifications with an impressive track record of more than 25 years of hands-on experience in strategic planning, business unit development, project and product management, and proprietary software development. He also has the proven ability to successfully analyze an organization’s critical business requirements, identify deficiencies and potential opportunities, and develop innovative and cost-effective solutions for enhancing competitiveness, increasing revenues, and improving customer service offerings. We believe that Mr. Greenberg’s deep experience in business, along his strong entrepreneurial and executive management background, qualifies him to serve on our board.

David M. Kaye has been a director of the Company since June 2019 and Secretary since December 2019. Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Kay & Rosenberg, LLP, located in Roseland, New Jersey, since the firm’s inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in business, corporate, and securities matters. From March 2006 to June 2011, Mr. Kaye was a director of China Youth Media, Inc., resigning from such position effective with the merger between the Company with MES, Inc which was completed in June 2011. From December 2000 to October 2009, Mr. Kaye also served on the Board of Directors of Dionics, Inc. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979). We believe that Mr. Kaye’s deep experience in business and transactional matters and working with public companies qualifies him to serve on our board.

There are no family relationships between any of the directors and executive officers of the Company.

Composition of Our Board of Directors

Our board currently consists of three members. We have applied to list our common stock on the Nasdaq Capital Market. No assurance can be given that our application will be approved. If approved, our board will need to consist of five members. There are no contractual obligations regarding the election of our directors. Our nominating and corporate governance committee and our board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. Our nominating and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Director Independence

We have applied to list our common stock on the Nasdaq Capital Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a finance committee each of which operates pursuant to a charter adopted by our board of directors. In the event we are able to complete the proposed offering of our common stock pursuant to the registration statement recently filed with the SEC and our application to list our common stock on the Nasdaq Capital Market is approved, the composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, Nasdaq, and SEC rules and regulations.

The full text of our audit committee charter, compensation committee charter, nominating and corporate governance charter, and finance committee charter are posted on the investor relations portion of our website at http://www.me2cenvironmental.com. We do not incorporate the information contained on, or accessible through, our corporate website into this report, and you should not consider it a part of this report.

Due to the resignation of certain independent directors in recent years, and due to the current small size of the board, the board as a whole now acts and shall continue to act as the audit committee, the compensation committee, the nominating and corporate governance committee, and the finance committee until such time, if any, that the number of authorized and elected directors is increased or the committees are otherwise reconfigured. Each of these committees shall meet as often as its members deem necessary to perform such committee’s responsibilities.

Audit Committee

The audit committee’s charter requires that such committee shall consist of no fewer than three directors, each of whom shall be an independent director of the Company satisfying the independence requirements of the Nasdaq Stock Market or any exchange on which our securities may be listed and any other applicable regulatory requirements. The audit committee is appointed by our board of directors to assist the board in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, our internal control and disclosure control system, and the audits of our financial statements. In this regard, the audit committee shall approve our retention of independent auditors and pre-approve any audit or non-audit services performed by them. It shall review with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also shall review with the independent accountants and with management the results of audits and various other financial and accounting matters affecting us.

As aforementioned, we have applied to list our common stock on the Nasdaq Capital Market, at which time, we will amend our audit committee’s charter to comply with the Nasdaq listing rules, if necessary. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit committee be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Upon becoming a listed company, all members of our audit committee will consist of three directors each of whom will meet the relevant independence requirements for service on the audit committee and requirements for financial literacy set forth in the Nasdaq listing rules and SEC rules and our board of directors will appoint an “audit committee financial expert” within the meaning of applicable SEC regulations. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee.

Compensation Committee

The compensation committee’s charter requires that such committee shall consist of no fewer than two directors, each of whom shall (i) be an independent director of the Company satisfying the independence requirements of the Nasdaq Stock Market or any exchange on which our securities may be listed and any other applicable regulatory requirements, (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended, and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Exchange Act. The compensation committee is appointed by our board of directors to review and approve our compensation and benefits programs, including: annual base salary; annual incentive opportunity; stock option or other equity participation plans; profit-sharing plans; long-term incentive opportunity; the terms of employment agreements, severance agreements, and change in control agreements, in each case as, when and if appropriate; any special or supplemental benefits; and any other payments that are deemed compensation under applicable rules of the SEC. In this regard, the compensation committee shall evaluate the performance of the CEO in light of our goals and objectives and determine and approve the CEO’s compensation based on this evaluation and such other factors as the committee shall deem appropriate. The committee shall also determine and approve the compensation of all other executive officers of the Company, which determination may be based upon recommendations of the CEO. Our board of directors can exercise its discretion in modifying any amount presented by our CEO.

Again, we have applied to list our common stock on the Nasdaq Capital Market, at which time, we will amend our compensation committee’s charter to comply with the Nasdaq listing rules, if necessary. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s compensation committee be independent within twelve months from the date of listing. Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

Upon becoming a listed company, all members of our compensation committee will be “independent” as defined in the applicable Nasdaq rules and will meet the relevant independence requirements set forth in the SEC rules. Moreover, each member of our compensation committee will be a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee’s charter requires that such committee shall consist of no fewer than two directors, each of whom shall be an independent director of the Company satisfying the independence requirements of the Nasdaq Stock Market or any exchange on which our securities may be listed and any other applicable regulatory requirements. The nominating and corporate governance committee is appointed by our board of directors to determine the identity of director nominees for election to the board and to assist the board in discharging the board’s responsibilities in the area of corporate governance.

The committee shall review, at least annually, the composition and size of our board of directors and make recommendations to the board regarding the criteria for board membership including issues of character, judgment, diversity, expertise, corporate experience, and the like. At a minimum, directors should share the values of the Company and should possess the following characteristics: high personal and professional integrity; the ability to exercise sound business judgment; an inquiring mind; and the time available to devote to board of directors’ activities and the willingness to do so. Our board of directors or the committee does not have a formal policy specifically focusing on the consideration of diversity; however, diversity is one of the many factors that the committee shall consider when identifying candidates. In addition to the foregoing considerations, generally with respect to nominees recommended by stockholders, the committee will evaluate such recommended nominees considering the additional information regarding the nominees provided to the committee. When seeking candidates for our board of directors, the committee may solicit suggestions from incumbent directors, management, and third-party search firms. Ultimately, the committee will recommend prospective nominees who the committee believes will be effective, in conjunction with the other members of our board of directors, in collectively serving the long-term interests of our stockholders. The committee will review any candidate recommended by stockholders of the Company in light of its criteria for selection of new directors.

Finance Committee

The finance committee is appointed by our board of directors to oversee all areas of corporate performance and finance, and advise and assist the board with respect to the financial and investment policies, risks, and objectives of the Company, including specific actions required to achieve those objectives.

Our board of directors may from time to time establish other committees.

Corporate Governance

We have adopted a written code of ethics and business conduct (the “Code of Conduct”) that applies to all of our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. The objective of the Code of Conduct is to provide guidelines for maintaining our commitment to honesty, integrity, and ethical behavior. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with customers, suppliers, competitors and employees, insider trading, compliance with laws, and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential, or the appearance of conflicts of interest. Our board of directors will have ultimate responsibility for the stewardship of the Code of Conduct, and it will monitor compliance through our nominating and corporate governance committee. Directors, officers, and employees will be required to annually certify that they have not violated the Code of Conduct. Our Code of Business Conduct and Ethics reflects the foregoing principles. A copy of the Code of Conduct is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505-6115.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethics and business conduct applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website http://www.me2cenvironmental.com.

Financial Experts

The Board of Directors has not appointed any directors as “audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended, insofar that our common stock is not presently a listed security.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with, except that Christopher Greenberg filed one report late relating to one transaction.

Item 11. Executive Compensation.

The following discussion relates to the compensation of our named executive officers, as determined under applicable SEC rules for smaller reporting companies like us, for year ended December 31, 2021, consisting of Richard MacPherson, our President and Chief Executive Officer, John Pavlish, Senior Vice President, and James Trettel, Vice President.

Fiscal Year 2021 and 2020 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Options ($) (4)	All Other Compensation ($)	Total ($)
Richard MacPherson	2021	395,000	-	307,050	48,886	750,936
President and Chief Executive Officer, Director (1)	2020	395,000	-	266,500	94,893	756,393
John Pavlish	2021	333,000	-	204,700	14,384	552,084
Senior Vice President (2)	2020	333,000	-	266,500	7,425	603,925
James Trettel	2021	300,000	-	204,700	11,600	516,300
Vice President (3)	2020	300,000	-	266,500	6,750	573,250

(1)

Mr. MacPherson was appointed President and Chief Executive Officer in March 2015. Since January 1, 2017, Mr. MacPherson’s annual base salary has been $395,000. Mr. MacPherson is currently employed pursuant to a three-year employment letter agreement which was entered into on January 29, 2019, and effective January 1, 2019, which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2020, Mr. MacPherson was granted five-year nonqualified stock options to acquire 500,000 shares of common stock exercisable at $0.19 per share and 500,000 shares of common stock exercisable at $0.58 per share. During 2021, Mr. MacPherson was granted a five-year nonqualified stock option to acquire 750,000 shares of common stock exercisable at $0.78 per share.

42

(2)

Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish entered into an employment agreement effective as of November 16, 2014. Pursuant to his employment agreement, Mr. Pavlish agreed to be employed by the Company as Senior Vice President. Effective as of January 1, 2017, Mr. Pavlish’s annual base salary was increased to $330,000. As of December 31, 2021, $144,375 of Mr. Pavlish’s 2020 salary remained unpaid. Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2020, Mr. Pavlish was granted five-year nonqualified stock options to acquire 500,000 shares of common stock exercisable at $0.19 per share and 500,000 shares of common stock exercisable at $0.58 per share. During 2021, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.78 per share.

(3)

Mr. Trettel was appointed Vice President of Operations in January 2014. Mr. Trettel is also entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and is eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Trettel is also entitled to participate in any stock option and incentive plans adopted by the Company. Effective as of January 1, 2017, Mr. Trettel’s annual base salary was increased to $300,000. As of December 31, 2021, $131,250 of Mr. Trettel’s 2020 salary remained unpaid. During 2020, Mr. Trettel was granted five-year nonqualified stock options to acquire 500,000 shares of common stock exercisable at $0.19 per share and 500,000 shares of common stock exercisable at $0.58 per share. During 2021, Mr. Trettel was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.78 per share.

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of shares to be issued to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options issued to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value ($)
Richard MacPherson	2021	750,000	307,050
	2020	1,000,000	266,500
John Pavlish	2021	500,000	204,700
	2020	1,000,000	266,500
James Trettel	2021	500,000	204,700
	2020	1,000,000	266,500

(5)	The amounts shown for 2021 and 2020 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match ($)	Group Term Life Insurance ($)	Auto Allowance and Other Benefits ($)
Richard MacPherson	2021	11,600	-	37,286
	2020	10,538	-	84,355
John Pavlish	2021	11,600	-	2,784
	2020	7,425	-	-
James Trettel	2021	11,600	-	-
	2020	6,750	-	-

Outstanding Equity Awards as of December 31, 2021

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2021 by each executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2021 by such executives.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option Expiration Date
Richard MacPherson	250,000	-	$0.81	June 28, 2024
Richard MacPherson	750,000	-	$1.20	June 28, 2024
Richard MacPherson	250,000	-	$0.28	February 5, 2023
Richard MacPherson	8,229	-	$0.29	July 6, 2023
Richard MacPherson	16,458	-	$0.21	July 6, 2023
Richard MacPherson	16,458	-	$0.17	July 31, 2023
Richard MacPherson	16,458	-	$0.25	August 31, 2023
Richard MacPherson	16,458	-	$0.26	September 30, 2023
Richard MacPherson	16,458	-	$0.20	October 31, 2023
Richard MacPherson	1,500,000	-	$0.27	June 28, 2024
Richard MacPherson	500,000	-	$0.19	July 8, 2025
Richard MacPherson	500,000	-	$0.58	December 14, 2025
Richard MacPherson	750,000	-	$0.78	November 22, 2026
John Pavlish	2,000,000	-	$0.74	June 28, 2024
John Pavlish	1,000,000	-	$0.45	June 28, 2024
John Pavlish	50,000	-	$1.15	February 10, 2022
John Pavlish	50,000	-	$0.27	February 23, 2023
John Pavlish	6,875	-	$0.29	June 8, 2023
John Pavlish	13,750	-	$0.21	June 30, 2023
John Pavlish	13,750	-	$0.17	July 31, 2023
John Pavlish	13,750	-	$0.25	August 31, 2023
John Pavlish	13,750	-	$0.26	September 30, 2023
John Pavlish	13,750	-	$0.20	October 31, 2023
John Pavlish	13,750	-	$0.33	November 30, 2023
John Pavlish	13,750	-	$0.25	December 31, 2023
John Pavlish	600,000	-	$0.27	June 28, 2024
John Pavlish	500,000	-	$0.19	July 8, 2025
John Pavlish	500,000	-	$0.58	December 14, 2025
John Pavlish	500,000	-	$0.78	November 22, 2026
James Trettel	250,000	-	$0.42	June 28, 2024
James Trettel	500,000	-	$1.15	February 10, 2022
James Trettel	50,000	-	$0.27	February 23, 2023
James Trettel	6,250	-	$0.29	June 8, 2023
James Trettel	12,500	-	$0.21	June 30, 2023
James Trettel	12,500	-	$0.17	July 31, 2023
James Trettel	12,500	-	$0.25	August 31, 2023
James Trettel	12,500	-	$0.26	September 30, 2023
James Trettel	12,500	-	$0.20	October 31, 2023
James Trettel	12,500	-	$0.33	November 30, 2023
James Trettel	12,500	-	$0.25	December 31, 2023
James Trettel	1,000,000	-	$0.27	June 28, 2024
James Trettel	500,000	-	$0.19	July 8, 2025
James Trettel	500,000	-	$0.58	December 14, 2025
James Trettel	500,000	-	$0.78	November 22, 2026

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, our employee stock purchase plan, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. Our 401(k) plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, we match 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2021 and 2020, we contributed $64,968 and $48,068, respectively, to the 401(k) plan. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. At this time, we do not provide special benefits or other perquisites to our executive officers.

Policies Regarding Recovery of Awards

Our board has not adopted a policy that requires us to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. However, we may implement a clawback policy in accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations that will be issued under that act.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While the board of directors considers deductibility factors when making compensation decisions, the board also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance, and prospects, as well as rewarding extraordinary contributions. No compensation to named executive officers exceeded this threshold in 2021.

We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

Policies on Ownership, Insider Trading, Hedging, and 10b5-1 Plans

We do not have formal stock ownership guidelines for our employees or directors, because the board of directors is satisfied that stock and option holdings among our employees or directors, are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. In addition, we believe that stock ownership guidelines are rare in companies at our stage, which means that ownership requirements would put us at a competitive disadvantage when recruiting and retaining high-quality executives.

Our insider trading policy prohibits certain actions by our Executive Officers relating to buying and selling our common stock. Our executive officers are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer (“broker”) designated by us. These plans may include specific instructions for the broker to exercise vested options and sell Company stock on behalf of the executive officer at certain dates, if our stock price is above a specified level or both. Under these plans, the executive officer no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during a trading window. Plan modifications are not effective until the 31st day after adoption. The purpose of these plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer would be unable to sell our common stock because material information about us had not been publicly released. As of December 31, 2021, no named executive officer had a trading plan in place.

Stockholder Advisory Vote on Executive Compensation

Our Company held an advisory vote on executive compensation in 2021 and intends to take such action annually in the future. Both our compensation committee and the board intend to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation

Director Compensation Table for Year Ended December 31, 2021

The following table sets forth information regarding the compensation for 2021 of each non-executive member of the board of directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Christopher Greenberg	100,000	102,350	202,350
David M. Kaye	-	51,175	51,175

(1)

Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options granted to the Directors for 2021:

Name	Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	250,000	102,350
David M. Kaye	125,000	51,175

Mr. Greenberg is paid $100,000 per year for serving as Chairman of the Board. As of December 31, 2021, $95,833 of Mr. Greenberg’s 2021 cash fee remained unpaid.

               Mr. Kaye was not paid any cash compensation for service on the Board in 2021.

               All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as April 5, 2022 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is calculated based on 89,121,132 shares of common stock outstanding as of April 5, 2022.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of April 5, 2022 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 1810 Jester Drive, Corsicana, Texas 75109.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (7)

Richard MacPherson	13,271,345	(1)	14.2%
Christopher Greenberg	5,870,533	(2)	6.5%
John Pavlish	6,339,070	(3)	6.7%
James Trettel	3,730,685	(4)	4.0%
David M. Kaye	675,000	(5)	*
Alterna Core Capital Assets Fund II, L.P., et al	11,700,000	(6)	13.1%
All current directors and executive officers as a group (6 persons)	30,392,048		28.9%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)	Includes 8,680,826 shares owned by Mr. MacPherson and 4,590,510 shares which Mr. MacPherson has the right to acquire upon exercise of options.

(2)

Includes 4,195,869 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, 3,000 shares owned by Mr. Greenberg’s wife, and 1,666,664 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,035,945 shares owned by Mr. Pavlish and 5,303,125 shares which Mr. Pavlish has the right to acquire upon exercise of options.

(4)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by Mr. Trettel’s wife, and 3,393,750 shares which Mr. Trettel has the right to acquire upon exercise of options.

(5)	Includes 675,000 shares which Mr. Kaye has the right to acquire upon exercise of options.

(6)

Represents 11,700,000 shares owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Harry V. Toll, Eric M. Press, Roger P. Miller, and Earle Goldin. The address for the Reporting Persons is 15 River Road, Suite 230, Wilton CT 06897.

(7)

Applicable percentage ownership for each stockholder is based on 89,121,132 shares of common stock outstanding as of April 5, 2022 plus any securities that stockholder has the right to acquire within 60 days of April 5, 2022 pursuant to options, warrants, conversion privileges, or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants, or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 5, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under Item 11 Executive Compensation and the transactions described below, since January 1, 2021, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $287,500 for the year ended December 31, 2021 for legal services rendered. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At December 31, 2021, $206,250 was owed to the firm for services rendered.

On June 1, 2021, we entered into a Debt Repayment and Exchange Agreement with AC Midwest, which will repay all existing secured and unsecured debt obligations presently held by AC Midwest (the “Debt Repayment Agreement”).

AC Midwest is the holder of an unsecured note with a principal amount outstanding of $13,154,930.60 which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) entered into on such date with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,930.60 (the “Unsecured Note”). The Unsecured Note will mature on August 25, 2022 and bears a zero cash interest rate. Pursuant to the Unsecured Note Financing Agreement, AC Midwest shall also be entitled to a profit participation preference equal to 1.0 times the original principal amount (the “Profit Share”). The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to our intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement). In addition, there remains outstanding to AC Midwest a principal balance of $271,686.10 (the “Secured Note Principal Balance”) due under a secured note issued on November 29, 2016, in the original principal amount of $9,646,686.08, which has a maturity date of August 25, 2022 (the “Secured Note”). The Secured Note bears interest at a rate of 15.0% per annum, payable quarterly.

Pursuant to the Debt Repayment Agreement, we shall repay at closing the Secured Note Principal Balance in cash, together with any other amounts due and owing under the Secured Note, and repay the outstanding debt under the Unsecured Note by paying and issuing a combination of cash and shares of common stock as described below which AC Midwest has agreed to accept in full and complete repayment of the obligations thereunder.

At closing, and with regard to the Unsecured Note, we shall pay AC Midwest $6,577,465.30 in cash representing 50.0% of the aggregate outstanding principal balance of the Unsecured Note, and issue shares of common stock to AC Midwest in exchange for the remaining 50.0% of the aggregate outstanding principal balance at an exchange price equal to 100% of the offering price of common stock in the Qualifying Offering (as defined below). With regard to the Profit Share, at closing we shall pay AC Midwest $2,305,308.00 in cash representing the Profit Share Valuation, and issue shares of common stock for $4,026,567.76 representing the Adjusted Profit Share Valuation (as such terms are defined in the Debt Repayment Agreement) at the same exchange price indicated above. We have agreed to provide certain registration rights with respect to the shares issued thereunder.

The closing is subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which has been extended to June 30, 2022 (the “Qualifying Offering”).

Director Independence

Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, the Board has determined that currently one of our directors, Christopher Greenberg, qualifies as an independent director in accordance with the listing standards of The Nasdaq Stock Market. In making that determination, the Board considered the relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed or billable by Rotenberg Meril Solomon Bertiger & Guttilla, P.C., (“RotenbergMeril”) our independent registered public accounting firm, for audit and non-audit services rendered to us relating to 2021 and 2020. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2021	2020
Principal Accounting Fees
Audit fees(1)	$144,192	$129,913
Audit-related fees	$23,508	$0
Tax fees	$0	$0
All other fees	$0	$0
Total aggregate fees	$167,700	$129,913

(1)

The aggregate audit fees billed or expected to be billed for professional services rendered by RotenbergMeril, our principal accountants effective as of June 3, 2020, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $144,192 and $129,913 for the years ended December 31, 2021 and 2020, respectively.

The aggregate fees billed for Audit-related professional services rendered by RotenbergMeril consisted of work performed in connection with proposed registration statements was $23,508 and $0 for the years ended December 31, 2021 and 2020, respectively.

All fees described above were pre-approved by the Board.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has not set any pre-approval policies and procedures as of December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2021 and 2020

Consolidated Statements of Operations for Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Deficit for Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
4.1	Description of Securities		10-K	05/14/2020
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019		10-K	04/11/2019
10.4	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.5	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended		10-K	03/30/2016
10.6	Form of Option Award Agreement (2014 Equity Incentive Plan)		8-K	02/05/2014
10.7	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014
10.8	Intercreditor Agreement by and between Midwest Energy Emissions Corp., the Holders of 2013 Secured Notes and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014

10.9	Form of Allonge to each of the 2013 Secured Notes dated as of August 14, 2014		8-K	08/15/2014
10.10	2013 Noteholder Modification Agreement between Midwest Energy Emissions Corp. and each of the investors listed therein dated as of February 16, 2016		8-K	02/22/2016
10.11	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.12	Amendment No. 1 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of June 14, 2018		8-K	06/20/2018
10.13	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018		10-Q	11/13/2018
10.14	Amendment No. 3 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.15	Debt Repayment and Exchange Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated June 1, 2021		8-K	06/07/2021
10.16	Amendment No. 1 to Debt Repayment and Exchange Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of January 24, 2022		8-K	01/28/2022
10.17	Senior Secured Note dated November 29, 2016		8-K	12/02/2016
10.18	Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.19	Unsecured Note dated February 25, 2019		8-K	03/01/2019
10.20	Form of 2019-Unsecured Convertible Promissory Notes		10-Q	08/14/2019
10.21	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan as amended	☒
10.22	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
10.23	Form of Conversion Notices for the 2013 10.0% Secured Convertible Promissory Notes		S-1	11/10/2021
10.24	Form of Forced Conversion Statements for the 2018 12.0% Unsecured Convertible Promissory Notes		S-1	11/10/2021
10.25	Form of Conversion Notices for the 2019 12.0% Unsecured Convertible Promissory Notes		S-1	11/10/2021
14.1	Code of Ethics		10-K	03/20/2015
21.1	Subsidiaries of the registrant		10-K	04/11/2019
31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: April 5, 2022	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer	April 5, 2022
Richard MacPherson	and Director (Principal Executive Officer)

/s/ Jami L. Satterthwaite	Chief Financial Officer	April 5, 2022
Jami L. Satterthwaite	(Principal Financial Officer and Principal Accounting
Officer)

/s/ Christopher Greenberg	Chairman of the Board and Director	April 5, 2022
Christopher Greenberg

/s/ David M. Kaye	Secretary and Director	April 5, 2022
David M. Kaye

