Form 10-Q
period 2022-03-31
Midwest Energy Emissions Corp.
filed 2022-05-18
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Commission file number000-33067

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 89,121,132 outstanding as of May 18, 2022.

MIDWEST ENERGY EMISSIONS CORP.

2

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under the caption “Risk Factors” in the Company’s 2021 Form 10-K. In addition, matters that may cause actual results to differ materially from those in the forward-looking statements include, among other factors, the gain or loss of a major customer, change in environmental regulations, disruption in supply of materials, capacity factor fluctuations of power plant operations and power demands, a significant change in general economic conditions in any of the regions where our customer utilities might experience significant changes in electric demand, a significant disruption in the supply of coal to our customer units, the loss of key management personnel, availability of capital and any major litigation regarding the Company.

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

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Condensed Consolidated Financial Information

As of and for the three months ended March 31, 2022

4

 MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$376,695	$1,388,307
Accounts receivable	1,856,958	1,015,053
Inventory	925,066	1,075,401
Prepaid expenses and other current assets (related party of $95,500 and $70,000)	269,166	312,008
Total current assets	3,427,885	3,790,769

Security deposits	10,175	10,175
Property and equipment, net	1,820,800	1,829,544
Right of use asset - operating lease	285,401	390,098
Intellectual property, net	2,063,047	2,114,197
Total assets	$7,607,308	$8,134,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $206,250 and $206,554)	$2,260,357	$2,267,711
Current portion of equipment notes payable	-	2,677
Current portion of operating lease liability	245,607	340,207
Customer credits	167,000	167,000
Accrued salaries	523,326	562,430
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	12,358,727	11,871,254
Total current liabilities	15,826,703	15,482,965

Operating lease liability	43,936	54,551
Profit share liability – related party	2,985,704	2,836,743
Total liabilities	18,856,343	18,374,259

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,121,132 and 89,115,951 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	89,121	89,116
Additional paid-in capital	56,926,938	56,788,321
Accumulated deficit	(68,265,094)	(67,116,913)

Total stockholders’ deficit	(11,249,035)	(10,239,476)

Total liabilities and stockholders’ deficit	$7,607,308	$8,134,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Revenues	$3,341,585	$3,026,638

Costs and expenses:
Cost of sales	2,342,031	1,490,733
Selling, general and administrative expenses (related party of $75,000 and $100,000)	1,486,177	1,453,225
Interest expense & letter of credit fees (related party of $497,661 and $497,660)	498,355	675,620
Loss on change in fair value of profit share	148,961	121,054
Gain on extinguishment of debt	-	(299,300)
Total costs and expenses	4,475,524	3,441,332

Loss before provision for income taxes	(1,133,939)	(414,694)

Provision for income taxes	(14,242)	(3,240)

Net loss	$(1,148,181)	$(417,934)

Net loss per common share-basic and diluted:	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	89,119,269	80,409,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

Three Months Ended March 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	$89,121	$56,926,938	$(68,265,094)	$(11,249,035)

Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	$83,715	$53,190,995	$(63,902,040)	$(10,627,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash flows from operating activities
Net loss	$(1,148,181)	$(417,934)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	43,125	26,032
Stock-based compensation expense	138,622	5,878
Amortization of discount of notes payable	457,401	528,558
Amortization of debt issuance costs	30,072	30,072
Amortization of right to use assets – operating lease	104,697	99,567
Amortization of patent rights	51,150	51,150
Depreciation expense	8,744	23,804
Gain on forgiveness of debt	-	(299,300)
Loss on change in fair value of profit share	148,961	121,054
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	(841,905)	268,302
Decrease in inventory	150,335	107,693
(Decrease) Increase in prepaid expenses and other assets	(283)	2,937
(Decrease) Increase in accounts payable and accrued liabilities and accrued salaries	(46,458)	440,468
Decrease in operating lease liability	(105,215)	(100,084)
Net cash (used in) provided by operating activities	(1,008,935)	888,197

Cash flows from financing activities
Payments of notes payable	-	(34,661)
Payments of equipment notes payable	(2,677)	(8,584)
Proceeds from exercise of warrants	-	246,808
Proceeds from the issuance of notes payable	-	299,380
Net cash (used in) provided by financing activities	(2,677)	502,943

Net (decrease) increase in cash and cash equivalents	(1,011,612)	1,391,140

Cash and cash equivalents - beginning of period	1,388,307	591,019

Cash and cash equivalents - end of period	$376,695	$1,982,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$41,082
Taxes	$14,242	$3,240

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for conversion of convertible notes	$-	$1,850,000
Stock issued for prepaid services	$-	$644,250
Stock issued for interest payable	$-	$247,200

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 5, 2022, from which the accompanying condensed consolidated balance sheet dated December 31, 2021 was derived.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2022, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three months ended March 31, 2022 and 2021.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at March 31, 2022 and December 31, 2021 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, customer credits and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2022 and December 31, 2021 due to their short-term maturities.

The fair value of the promissory notes payable at March 31, 2022 and December 31, 2021 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of March 31, 2022 and December 31, 2021. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at March 31, 2022 and December 31, 2021 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash	376,695	376,695	-	-
Total Assets	$376,695	$376,695	$-	$-

Liabilities:
Promissory notes	12,630,413	-	12,630,413	-
Profit share liability – related party	2,985,704	-	-	2,985,704
Total Liabilities	$15,616,117	$-	$12,630,413	$2,985,704

		Fair Value Measurement as of
		December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash	1,388,307	1,388,307	-	-
Total Assets	$1,388,307	$1,388,307	$-	$-

Liabilities:
Promissory notes	12,145,617	-	12,145,617	-
Profit share liability – related party	2,836,743	-	-	2,836,743
Total Liabilities	$14,982,360	$-	$12,145,617	$2,836,743

Foreign Currency Translation

The Company’s functional currency is the United States Dollar (the “U.S. Dollar”). The Company engages in foreign currency denominated transactions with customers that operate in functional currencies other than the U.S. Dollar. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollar amounts at the period-end exchange rates. Sales and purchases and income and expense transactions that are denominated in foreign currencies are translated into U.S. Dollar amounts at the prevailing rates of exchange on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statement of operations. For the three months ended March 31, 2022 and 2021, there were no material foreign exchange gains or losses recognized by the Company in its statements of operations.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2022 and 2021 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the year ended March 31, 2022 and 2021.

	Three months ended March 31, 2022		Three months ended March 31, 2021
	United States	Total	United States	Total
Product revenue	$3,198,303	$3,198,303	$2,031,101	$2,031,101
License revenue	70,282	70,282	945,547	945,547
Demonstrations & Consulting revenue	27,000	27,000	34,310	34,310
Equipment revenue	46,000	46,000	15,680	15,680
	$3,341,585	$3,341,585	$3,026,638	$3,026,638

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of March 31, 2022 and 2021, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	March 31,	March 31,
	2022	2021

Stock Options	18,158,576	16,093,326
Warrants	4,285,000	4,285,000
Convertible debt	-	5,355,500
Total common stock equivalents excluded from diluted net loss per share	22,443,576	25,733,826

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2022 and December 31, 2021 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For each of the three months ended March 31, 2022 and 2021, 100% of the Company’s revenue related to seventeen and fourteen customers, respectively. At March 31, 2022 and December 31, 2021, 100% of the Company’s accounts receivable related to fifteen and ten customers, respectively.

For each of the three months ended March 31, 2022 and 2021, 65% and 93% of the Company’s purchases related to two suppliers, respectively. At March 31, 2022 and December 31, 2021, 57% and 68% of the Company’s accounts payable and accrued expenses related to two vendors. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

The accompanying condensed consolidated financial statements as of March 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had approximately $377,000 in cash at March 31, 2022, and cash used in operating activities of $1.0 million for the three months ended March 31, 2022. Further, the Company had a working capital deficit of $12.4 million, an accumulated deficit of $68.3 million at March 31, 2022, and had a net loss in the amount of approximately $1,148,000 for the three months ended March 31, 2022. In addition, all existing secured and unsecured debt held by its principal lender in the principal amount of $13.4 million matures on August 25, 2022, other than the profit share liability, which is within four months from the issuance of these condensed consolidated financial statements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. The Company has taken steps to alleviate the doubt raised by the application of ASC 205-40. During 2021, the Company eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of March 31, 2022. In addition, in June 2021, the Company announced that it had entered into a Debt Repayment and Exchange Agreement with its principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by June 30, 2022, will repay all existing secured and unsecured debt obligations held by such lender. Although the Company anticipates continued significant revenues in its business operations, no assurances can be given that the Company can obtain sufficient working capital through its business operations or that it will be able to raise the funds necessary to complete the transaction contemplated by the Debt Repayment Agreement by June 30, 2022, or at all, in order to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw Materials	$439,034	$637,084
Spare Parts	67,789	86,118
Finished goods	418,243	352,199
	$925,066	$1,075,401

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Equipment & installation	$1,976,634	$1,976,634
Trucking equipment	834,375	834,375
Office equipment, computer equipment and software	20,295	20,295
Total equipment	2,831,304	2,831,304

Less: accumulated depreciation	(2,818,211)	(2,809,467)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,820,800	$1,829,544

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended March 31, 2022 and 2021 depreciation expense was $8,744, and $23,804, respectively.

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

On April 24, 2017, the Company closed on the acquisition of all patent rights from the Energy and Environmental Research Center Foundation including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) $2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to the Energy and Environmental Research Center Foundation and 296,002 were issued to the inventors who had been designated by the Energy and Environmental Research Center Foundation. The shares issued were valued at $518,000 ($0.56per share), representing the value as of the closing date.

License and patent costs capitalized as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,005,948)	(954,798)
Intellectual property, net	$2,063,047	$2,114,197

Amortization expense for the three months ended March 31, 2022 and 2021 was $51,150 and $51,150, respectively. Estimated annual amortization for each of the next five years is $204,600.

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

Note 8 - Convertible Notes Payable

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500. The notes bear interest at 10% per annum, are secured by the Company’s assets, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The notes had an initial term of three years, but the maturity of the notes was extended during 2014 to match the retirement of the New AC Midwest Secured Debt. From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of such convertible promissory notes issued in 2013 for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $30,000, based upon a conversion rate of $0.50 per share. On August 18, 2021, the Company issued 20,000 shares of common stock to another certain holder of such notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000, based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As of March 31, 2022 and December 31, 2021, total principal of $0, was outstanding on these notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain holders of the 2013 Notes in exchange for their secured 2013 Notes. The 2018 Unsecured Notes have a term of five years, bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. For each dollar exchanged, the investor received a warrant to purchase one share of common stock of the Company at an exercise price of $0.70 per share. The 2018 Unsecured Notes may be converted at any time and from time to time in whole or in part prior to the maturity date thereof. From August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force convert all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force convert all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of March 31, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. The 2019 Unsecured Notes bear interest at 12% per annum, and are convertible into one share of common stock, par value $0.001 per share, with the initial conversion ratio equal to $0.50 per share. The 2019 Unsecured Notes have a term of five years. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of $0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of March 31, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the years ended December 31, 2021 and 2020 was $41,319 and $41,432 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both March 31, 2022 and December 31, 2021, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(796,204)	(1,283,677)

Total unsecured note payable	12,358,727	11,871,254

Less current portion	(12,358,727)	(11,871,254)

Unsecured note payable, net of current portion	$-	$-

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the three months ended March 31, 2022 and 2021 was approximately $457,401 and $487,472, respectively. As of March 31, 2022, the unamortized balance of the discount was $747,067 and unamortized balance of the debt issuance costs was $49,117 at March 31, 2022.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at March 31, 2022 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the three months ended March 31, 2022 and 2021.

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	148,961
Profit Share as of March 31, 2022	$2,985,704

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	121,054
Profit Share as of March 31, 2021	$2,426,362

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

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $75,304 and $62,500 in the three months ended March 31, 2022 and 2021, respectively for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At March 31, 2022 and December 31, 2021, $206,250 and $206,554, respectively, was owed to the firm for services rendered.

As of December 31, 2021 the Company has a $70,500 note receivable from and a $25,000 investment in ME2C Sponsor, LLC, which is included in prepaid expenses and other assets. ME2C Sponsor, LLC is wholly owned by the Company.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2023	$252,842
2024	45,000
Total	297,842
Less discount	(8,299)
Total lease liabilities	289,543
Less current portion	(245,607)
Operating lease obligation, net of current portion	$43,936

The weighted average remaining lease term for operating leases is 0.75 year and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the three months ended March 31, 2022, payments on lease obligations were $56,890 and amortization on the right of use assets was $104,697.

For the three months ended March 31, 2022, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	$106,410	$99,567
Short term lease costs	-	1,770
Total lease costs	$106,410	$101,337

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

The above described proceedings are continuing with respect to the other parties involved. On May 20, 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the above action should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. In September 2021, the Company received approval from the District Judge of the U.S. District Court in Delaware of the adoption of this report and recommendation of the Magistrate Judge to allow the Company to proceed with litigation claims against certain refined coal entities.

As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. A jury trial date has been scheduled for September 2023.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended March 31, 2022 and 2021, stock based compensation expense amounted to $181,747 and $31,910, respectively. Such expense is classified in selling, general and administrative expenses.

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

On January 24, 2022, the Company extended the expiration dates of certain previously granted nonqualified stock options (which were due to expire in February 2022) which were granted to five individuals to acquire an aggregate of 700,000 shares of the Company’s common stock under the Company’s 2014 Equity Plan and the 2017 Equity Plan. Such extended options are exercisable at prices ranging from $1.15 to $1.20 per share, representing the original fair market value of the common stock on the dates of grant as determined under the applicable Equity Plan. The options are fully vested and exercisable and will now expire five years from their original expiration dates. Based on a Black-Scholes valuation model, these options were valued at $138,623, in accordance with FASB ASC Topic 718, which was expensed on the amendment date in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

On February 2, 2022, the Company issued 5,181 shares of common stock to a certain option holder upon the cashless exercise of options to purchase an aggregate of 9,750 shares of common stock at exercise prices ranging from $0.20 to $0.33 per share based upon a market price of $0.54 per share as determined under the terms of the options.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

Grants	-		-	$-
Expirations	(150,000)	$1.15
Exercised	(9,750)	$0.25	-	-
March 31, 2022	18,158,576	$0.53	2.86	$1,474,732

Options exercisable at:
March 31, 2022	18,158,576	$0.53	2.86	$1,474,732

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.43 as of March 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	4,285,000	$0.63	2.47	$-

Grants	-	-	-	-
Expirations	-	-
Exercised	-	-	-	-
March 31, 2022	4,285,000	$0.70	2.23	$-

Warrants exercisable at:
March 31, 2022	4,285,000	$0.70	2.23	$-

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.43 as of March 31, 2022, which would have been received by the warrant holders had all warrant holders exercised their warrants as of that date.

The following table summarizes information about common stock warrants outstanding at March 31, 2022:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	2.23	$0.70

$0.70	4,285,000	2.23	$0.70

Note 14 - Subsequent Events

The Company has performed an evaluation of subsequent events through the date the condensed consolidated financial statements for the period ended March 31, 2022 were issued, and has determined that there have been no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Statements.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

Overview

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

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit. As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. A jury trial date has been scheduled for September 2023.

In October 2019, we entered into a license and development agreement with a nonrelated third-party entity located in Alabama pursuant to which the parties have agreed to work together to develop a plan to commercialize and market certain technology owned by such entity related to the removal of mercury from air and water emissions generated by coal burning power plants.

During the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Such technologies are under development in conjunction with our collaboration with such Alabama third party entity and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those REEs from their solvent state. Such technologies are being evaluated and tested at Pennsylvania State University’s College of Earth and Mineral Sciences. While there can be no assurance, we are hopeful that these technologies can be commercialized at a future date.

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

Results of Operations

Revenues

We generated revenues of approximately $3,342,000 and $3,027,000 for the three months ended March 31, 2022 and 2021, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,198,000 and $2,031,000 for the three months ended March 31, 2022 and 2021, respectively. The increase in revenues from prior year period is primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base, offset by a decrease in licensing revenues which were approximately $70,000 for the three months ended March 31, 2022 compared to approximately $946,000 for the three months ended March 31, 2021.

Costs and Expenses

Cost of sales were approximately $2,342,000 and $1,491,000 for the three months ended March 31, 2022 and 2021, respectively. This increase in cost of sales of approximately $851,000 is primarily attributable to an approximate $1,167,000 increase in sorbent product sales in the first quarter compared to the prior year period.

Selling, general and administrative expenses were approximately $1,486,000 and $1,453,000 for the three months ended March 31, 2022 and 2021, respectively.

Total costs and expenses were approximately $4,476,000 and $3,441,000 during the three months ended March 31, 2022 and 2021, respectively. The increase in total costs and expenses for the three months ended March 31, 2022 is primarily attributable to the increase in cost of sales. In addition, there was a gain on extinguishment of debt recognized in the three months ended March 31, 2021 in the approximate amount of $299,000, for which there was not a comparable item recognized in the three months ended March 31, 2022.

Interest expense related to the financing of capital was approximately $498,000 and $676,000 for the three months ended March 31, 2022 and 2021, respectively. The breakdown of interest expense for the three months ended March 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Interest expense on notes payable	$11	$146
Accelerated interest expense upon conversion of notes	-	43
Amortization of discount of notes payable	457	457
Amortization of debt issuance costs	30	30

	$498	$676

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $149,000 and $121,000 for the three months ended March 31, 2022 and 2021, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three months ended March 31, 2022.

Gain on forgiveness of debt of $299,300 relates to the loan proceeds we received in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

Net Loss

For the three months ended March 31, 2022 and 2021, we had a net loss of approximately $1,148,000 and $418,000, respectively. Although revenues increased in the three months ended March 31, 2022 compared to the prior year period, such change in net loss was primarily due to the increase in cost of sales, together with the gain on extinguishment of debt which occurred in 2021 for which there was not a comparable item in the first three months of 2022, offset by a decrease in interest expense in the first quarter of 2022 compared to the prior year period.

Liquidity and Capital Resources

We had approximately $377,000 in cash on our balance sheet at March 31, 2022 compared to approximately $1,388,000 at December 31, 2021. Total current assets were approximately $3,428,000 and total current liabilities were approximately $15,827,000 at March 31, 2022, resulting in working capital deficit of approximately $12,399,000. This compares to total current assets of approximately $3,791,000 and total current liabilities of approximately $15,483,000 at December 31, 2021, resulting in a working capital deficit of approximately $11,692,000. Our accumulated deficit was approximately $68.3 million at March 31, 2021 compared to $67.1 million at December 31, 2021. Additionally, we had a net loss in the amount of approximately $1,148,000 and cash used in operating activities of approximately $1,009,000 for the three months ended March 31, 2022.

The accompanying consolidated financial statements as of March 31, 2022 have been prepared assuming we will continue as a going concern. As reflected in the condensed consolidated financial statements, we had approximately $377,000 in cash at March 31, 2022, and cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2022. Further, we had a working capital deficit of $12.4 million, an accumulated deficit of $68.3 million at March 31, 2022, and had a net loss in the amount of approximately $1,148,000 for the three months ended March 31, 2022. In addition, all existing secured and unsecured debt held by its principal lender in the principal amount of $13.4 million matures on August 25, 2022, other than the profit share liability, which is within four months from the issuance of these condensed consolidated financial statements.

These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. We have taken steps to alleviate such doubt. During 2021, we eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of March 31, 2022. In addition, in June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with our principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by June 30, 2022, will repay all existing secured and unsecured debt obligations held by such lender. Although we anticipate continued significant revenues in our business operations, no assurances can be given that we can obtain sufficient working capital through our business operations or that we will be able to raise the funds necessary to complete the transaction contemplated under the Debt Repayment Agreement by June 30, 2022, or at all, in order to sustain ongoing operations.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Total Assets

Total assets were approximately $7,607,000 at March 31, 2022 versus approximately $8,135,000 at December 31, 2021. The change in total assets is primarily attributable to a decrease in cash partially offset by an increase in accounts receivable.

Total Liabilities

Total liabilities were approximately $18,856,000 at March 31, 2022 versus approximately $18,374,000 at December 31, 2021.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $1,009,000 for the three months ended March 31, 2022 compared to net cash provided operating activities of approximately $888,000 for the three months ended March 31, 2021. The decrease in cash provided by operating activities of approximately $1,897,000 was primarily due to an approximate $1,566,000 increase in net loss, an approximate $1,110,000 change in accounts receivable, partially offset by a $220,000 increase in share-based compensation and a $299,000 change in gain on forgiveness of debt.

Investing Activities

There was no net cash provided or used in investing activities for the three months ended March 31, 2022 and March 31, 2021.

Financing Activities

Net cash used in financing activities was $2,677 for the three months ended March 31, 2022 compared to net cash provided by financing activities of approximately $503,000 for the three months ended March 31, 2021. During the three months ended March 31, 2021, we received $299,000 from the issuance of a note pursuant to a Second PPP Loan we received under the CARES Act and $247,000 from the exercise of warrants.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)

Net loss	$(1,148)	$(418)

Non-GAAP adjustments:
Depreciation and amortization	60	75
Interest and letter of credit fees	498	676
Income taxes	14	3
Gain on forgiveness of debt	-	(299)
Stock based compensation	182	32

Adjusted EBITDA	$(394)	$69

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 18, 2022	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2022	By:	/s/ Jami L. Satterthwaite
Jami L. Satterthwaite
Chief Financial Officer
(Principal Financial Officer)

