Form 10-Q
period 2022-06-30
Midwest Energy Emissions Corp.
filed 2022-08-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 89,871,132 outstanding as of August 15, 2022.

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

3

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of and for the three and six months ended June 30, 2022

4

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$508,614	$1,388,307
Accounts receivable	2,963,012	1,015,053
Inventory	847,675	1,075,401
Prepaid expenses and other current assets (related party of $0 and $70,000)	611,105	312,008
Total current assets	4,930,406	3,790,769

Security deposits	10,175	10,175
Property and equipment, net	1,818,682	1,829,544
Right of use asset - operating lease	188,464	390,098
Intellectual property, net	2,011,897	2,114,197
Total assets	$8,959,624	$8,134,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $231,250 and $206,554)	$2,859,133	$2,267,711
Current portion of equipment notes payable	-	2,677
Current portion of operating lease liability	158,899	340,207
Customer credits	167,000	167,000
Accrued salaries	470,899	562,430
Short term debt – related party	250,000	-
Secured note payable – related party	271,686	271,686
Unsecured note payable, net of discount and issuance costs – related party	12,851,615	11,871,254
Total current liabilities	17,029,232	15,482,965

Operating lease liability	33,189	54,551
Profit share liability – related party	3,144,160	2,836,743
Total liabilities	20,206,581	18,374,259

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,871,132 and 89,115,951 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	89,871	89,116
Additional paid-in capital	57,284,933	56,788,321
Accumulated deficit	(68,621,761)	(67,116,913)

Total stockholders’ deficit	(11,246,957)	(10,239,476)

Total liabilities and stockholders’ deficit	$8,959,624	$8,134,783

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Revenues	$5,128,882	$2,270,696	$8,470,467	$5,297,334

Costs and expenses:
Cost of sales	3,363,447	1,489,833	5,705,478	2,980,566
Selling, general and administrative expenses (related party of $75,385, $75,373, $150,385, and $175,373)	1,459,759	1,261,689	2,960,178	2,718,154
Interest expense (related party of $503,887, $497,660, $1,000,850, and $1,000,851)	503,887	1,120,086	1,002,242	1,795,706
Gain on extinguishment of debt	-	-	-	(299,300)
Loss on change in fair value of profit share	158,456	128,771	307,417	249,825
Total costs and expenses	5,485,549	4,000,379	9,975,315	7,444,951

Loss before provision for income taxes	(356,667)	(1,729,683)	(1,504,848)	(2,147,617)

Benefit (Provision) for income taxes	-	-	-	-

Net loss	$(356,667)	$(1,729,683)	$(1,504,848)	$(2,147,617)

Net loss per common share - basic and diluted:	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic and diluted	89,371,132	84,190,073	89,245,211	82,320,840

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

Three and Six Months Ended June 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	$89,121	$56,926,938	$(68,265,094)	$(11,249,035)

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	250,000	250	54,750	-	55,000

Share based compensation expense	-	-	143,745	-	143,745

Net loss	-	-	-	(356,667)	(356,667)

Balance – June 30, 2022	89,871,132	89,871	57,284,933	(68,621,761)	(11,246,957)

Three and Six Months Ended June 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	83,715	53,190,995	(63,902,040)	(10,627,330)

Stock issued for interest payable on convertible notes	229,500	230	367,909	-	368,139

Stock issued for conversion of convertible notes	5,160,000	5,160	2,574,840	-	2,580,000

Stock issued for exercise of stock options	125,000	125	101,125	-	101,250

Stock issued for cashless exercise of stock options	15,869	16	(16)	-	-

Share based compensation expense	-	-	67	-	67

Net loss	-	-	-	(1,729,683)	(1,729,683)

Balance - June 30, 2021	89,245,951	$89,246	$56,234,920	$(65,631,723)	$(9,307,557)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash flows from operating activities
Net loss	$(1,504,848)	$(2,147,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	112,916	249,963
Stock-based compensation	337,367	5,945
Amortization of discount of notes payable	919,884	1,314,760
Amortization of debt issuance costs	60,477	60,478
Amortization of right to use assets	201,634	200,398
Amortization of patent rights	102,300	102,300
Depreciation expense	10,862	44,379
Gain on forgiveness of debt	-	(299,300)
Loss on change in fair value of profit share	307,417	249,825
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	(1,947,959)	3,898
Decrease in inventory	227,726	16,383
(Increase) Decrease in prepaid expenses and other assets	(252,013)	1,775
Decrease in security deposits	-	2,080
Decrease in accrued salaries	(91,531)	-
Increase in accounts payable and accrued liabilities	591,422	897,922
Decrease in operating lease liability	(202,670)	(201,434)
Net cash (used in) provided by operating activities	(1,127,016)	501,755

Cash flows from financing activities
Payments of notes payable	-	(34,661)
Payments of equipment notes payable	(2,677)	(16,199)
Proceeds from the issuance of short term debt – related party	250,000	-
Proceeds from exercise of warrants	-	246,808
Proceeds from exercise of stock options	-	101,250
Proceeds from the issuance of notes payable	-	299,380
Net cash provided by financing activities	247,323	596,578

Net (decrease) increase in cash and cash equivalents	(879,693)	1,098,333

Cash and cash equivalents - beginning of period	1,388,307	591,019

Cash and cash equivalents - end of period	$508,614	$1,689,352

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$41,082
Taxes	$14,163	$4,518

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$160,000	$644,250
Stock issued for conversion of convertible notes	$-	$4,430,000
Stock issued for interest payable	$-	$615,339

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Midwest Energy Emissions Corp.

Midwest Energy Emissions Corp. is organized under the laws of the State of Delaware.

MES, Inc.

MES, Inc. is incorporated in the State of North Dakota. MES, Inc. is a wholly owned subsidiary of Midwest Energy Emissions Corp. and is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

ME2C Sponsor LLC and ME2C Acquisition Corp.

ME2C Sponsor LLC is a limited liability company formed in the State of Delaware and is a wholly owned subsidiary of Midwest Energy Emissions Corp. and owns 85% of ME2C Acquisition Corp.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2022, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiaries, MES, Inc. and ME2C Sponsor LLC, and ME2C Acquisition Corp. which is 85% owned by ME2C Sponsor LLC (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and six months ended June 30, 2022 and 2021.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at June 30, 2022 and December 31, 2021 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2022 and December 31, 2021 due to their short-term maturities.

The fair value of the promissory notes payable at June 30, 2022 and December 31, 2021 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of June 30, 2022 and December 31, 2021. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at June 30, 2022 and December 31, 2021 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2022
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party	3,144,160	-	-	3,144,160
Total Liabilities	$3,144,160	$-	$-	$3,144,160

		Fair Value Measurement as of
		December 31, 2021
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party	2,836,743	-	-	2,836,743
Total Liabilities	$2,836,743	$-	$-	$2,836,743

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2022 and 2021 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022		Three months ended June 30, 2021
	United States	Total	United States	Total
Product revenue	$4,791,054	$4,791,054	$2,060,949	$2,060,949
License revenue	163,125	163,125	145,547	145,547
Demonstrations & Consulting revenue	27,000	27,000	27,000	27,000
Equipment revenue	147,703	147,703	37,200	37,200
	$5,128,882	$5,128,882	$2,270,696	$2,270,696

	Six months ended June 30, 2022		Six months ended June 30, 2021
	United States	Total	United States	Total
Product revenue	$7,989,356	$7,989,356	$4,092,050	$4,092,050
License revenue	233,408	233,408	1,091,094	1,091,094
Demonstrations & Consulting revenue	54,000	54,000	61,310	61,310
Equipment revenue	193,703	193,703	52,880	52,880
	$8,470,467	$8,470,467	$5,297,334	$5,297,334

Income Taxes

Income tax expense for the three and six months ended June 30, 2022 is for gross receipts tax in certain states in which the Company conducts business.

The Company recorded no income tax expense for the three and six months ended June 30, 2022 and 2021 because the estimated effective tax rate was zero.  In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2022, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no dilutive potential common shares as of June 30, 2022 and 2021, because the Company incurred net losses and basic and diluted losses per common share are the same. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if the Company becomes profitable in the future.

	June 30,	June 30,
	2022	2021

Stock Options	19,108,576	16,068,326
Warrants	4,285,000	4,285,000
Convertible debt	-	42,000
Total common stock equivalents excluded from diluted net loss per share	23,393,576	20,395,326

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2022 and December 31, 2021 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the six months ended June 30, 2022, four customers represented 16%, 16%, 13% and 11% of the Company’s revenues, and for the six months ended June 30, 2021, four customers represented 15%, 14%, 13% and 11% of the Company’s revenues.

For the six months ended June 30, 2022, four customers represented 25%, 18%, 12% and 11% of the Company’s accounts receivable, and for the six months ended June 30, 2021, four customers represented 20%, 19%, 18% and 13% of the Company’s accounts receivable.

For the six months ended June 30, 2022, 92% of the Company’s purchases related to four suppliers. For the six months ended June 30, 2021, 94% of the Company’s purchases related to two suppliers.  At June 30, 2022 and 2021, 57% and 61% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

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

Recently Issued Accounting Standards

Issued in June 2021, FASB Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses.  This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted.

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

The accompanying condensed consolidated financial statements as of June 30, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company had approximately $509,000 in cash at June 30, 2022, and cash used in operating activities of $1.1 million for the six months ended June 30, 2022. Further, the Company had a working capital deficit of $12.1 million, an accumulated deficit of $68.6 million at June 30, 2022, and had a net loss in the amount of approximately $1.5 million for the six months ended June 30, 2022. In addition, all existing secured and unsecured debt held by its principal lender, excluding the profit share liability, in the principal amount of $13.4 million matures on August 25, 2022, which is less than one month from the issuance of these condensed consolidated financial statements.

These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. The Company has taken steps to alleviate the doubt raised by the application of ASC 205-40. During 2021, the Company eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of June 30, 2022. In addition, in June 2021, the Company announced that it had entered into a Debt Repayment and Exchange Agreement with its principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by June 30, 2022, was expected to repay all existing secured and unsecured debt obligations held by such lender. Such closing conditions were not met by June 30, 2022.  However, the Company is in the process of negotiating certain changes and modifications to the financing arrangements with such lender in view of the pending maturity date of the two notes. Although the Company anticipates that it will be able to finalize such arrangements prior to the current maturity date and that significant revenues will continue in its business operations, no assurances can be given that the Company will be able to finalize such changes and modifications or that the Company can obtain sufficient working capital through its business operations in order to sustain ongoing operations.

The accompanying condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw Materials	$474,736	$637,084
Spare Parts	86,118	86,118
Finished goods	286,821	352,199
	$847,675	$1,075,401

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Equipment & installation	$1,976,634	$1,976,634
Trucking equipment	834,375	834,375
Office equipment, computer equipment and software	20,295	20,295
Total equipment	2,831,304	2,831,304

Less: accumulated depreciation	(2,820,329)	(2,809,467)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,818,682	$1,829,544

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended June 30, 2022 and 2021 depreciation expense was $2,118, and $20,575, respectively. During the six months ended June 30, 2022 and 2021 depreciation expense was $10,862, and $44,379, respectively.

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

License and patent costs capitalized as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,057,098)	(954,798)
Intellectual property, net	$2,011,897	$2,114,197

Amortization expense for the three months ended June 30, 2022 and 2021 was $51,150 and $51,150, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $102,300 and $102,300, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 - Notes Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan was paid in full on February 26, 2021. The note is secured by substantially all of the assets of MES, Inc. In February 2021, the loan was repaid in full.

On April 14, 2020, the Company received loan proceeds in the amount of $299,300 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. In January 2021, the PPP Loan was forgiven, and the Company recorded a gain in the first quarter of 2021 on extinguishment of debt of $299,300.

In February 2021, the Company received second draw loan proceeds in the amount of $299,380 from First International Bank & Trust pursuant to the Paycheck Protection Program (the “Second PPP Loan”) under the CARES Act. In October 2021, the Second PPP Loan was forgiven and the Company recorded a gain on extinguishment of debt of $301,377.

Note 8 - Convertible Notes Payable

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500 (the “2013 Notes”). From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of the 2013 Notes for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $30,000, and on August 18, 2021, the Company issued 20,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $10,000, each based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes in the principal amount of $10,000. As of June 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2013 Notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain then holders of the 2013 Notes in exchange for their secured 2013 Notes, and from August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force conversion of all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force conversion of all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of June 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of 0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of June 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the years ended December 31, 2021 and 2020 was $41,319 and $41,432 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both June 30, 2022 and December 31, 2021, total principal of $271,686 was outstanding on this note.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Unsecured note payable	$13,154,931	$13,154,931

Less discounts and debt issuance costs	(303,316)	(1,283,677)

Total unsecured note payable	12,851,615	11,871,254

Less current portion	(12,851,615)	(11,871,254)

Unsecured note payable, net of current portion	$-	$-

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the six months ended June 30, 2022 and 2021 was $919,884 and $980,360, respectively. As of June 30, 2022, the unamortized balance of the discount was $284,605 and the unamortized balance of the debt issuance costs was $18,711.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at June 30, 2022 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the six months ended June 30, 2022 and 2021.

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	307,417
Profit Share as of June 30, 2022	$3,144,160

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	249,825
Profit Share as of June 30, 2021	$2,555,133

Debt Repayment and Exchange Agreement

On June 1, 2021, the Company, along with MES, entered into a Debt Repayment and Exchange Agreement with AC Midwest, which was expected to repay all existing secured and unsecured debt obligations presently held by AC Midwest (the “Debt Repayment Agreement”).

Pursuant to the Debt Repayment Agreement, the Company was at closing to repay the principal balance outstanding on the AC Midwest Secured Note in cash, together with any other amounts due and owing under such note and repay the outstanding debt under the New AC Midwest Unsecured Note by paying and issuing a combination of cash and shares of common stock which AC Midwest had agreed to accept in full and complete repayment of the obligations thereunder.

At closing, and with regard to the New AC Midwest Unsecured Note, the Company was to pay AC Midwest $6,577,465 in cash representing 50.0% of the aggregate outstanding principal balance of such note, and issue shares of common stock to AC Midwest in exchange for the remaining 50.0% of the aggregate outstanding principal balance at an exchange price equal to 100% of the offering price of common stock in the Qualifying Offering (as defined below). With regard to the Profit Share, at closing the Company was to pay AC Midwest $2,305,308 in cash representing the Profit Share Valuation, and issue shares of common stock for $4,026,568 representing the Adjusted Profit Share Valuation (as such terms are defined in the Debt Repayment Agreement) at the same exchange price indicated above. The Company agreed to provide certain registration rights with respect to the shares issued thereunder.

The closing was subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which was extended to June 30, 2022 (the “Qualifying Offering”). Such closing conditions were not met by June 30, 2022.

Short term debt

On June 13, 2022, the Company entered into a promissory note in the amount of $250,000 with the Company’s Chairman of the Board of Directors. The note bears interest at 6% and is due on the earlier of 90 days or the Company having cash of $1,200,000. $250,000 was outstanding as of June 30, 2022.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $125,688 and $137,500 for the six months ended June 30, 2022 and 2021, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At June 30, 2022 and December 31, 2021, $231,250 and $206,554, respectively, was owed to the firm for services rendered.

Note 10 - Operating Leases

In 2016, the Company entered into a six-year agreement to lease trailers used in the delivery of its products. Monthly payments currently total $32,820.

On July 1, 2015, the Company entered into a five-year lease for warehouse space in Corsicana, Texas. Rent is $3,750 monthly throughout the term of the lease. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is 882. The lease was extended on June 1, 2019 for five years. The Company recorded a right of use asset and an operating lease liability of $145,267. This amount represents the difference between the value from the remaining lease and the extended lease.

On September 1, 2019, the Company entered into a one-year lease for office space in Grand Forks, North Dakota. Monthly rent was $590 a month through August 2020. The lease was not renewed and the Company vacated the space.

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2023	$163,260
2024	36,031
Total	199,291
Less discount	(7,203)
Total lease liabilities	192,088
Less current portion	(158,899)
Operating lease obligation, net of current portion	$33,189

The weighted average remaining lease term for operating leases is 0.50 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the six months ended June 30, 2022, payments on lease obligations were $143,780 and amortization on the right of use assets was $201,634.

For the six months ended June 30, 2022 and 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Operating lease cost	$201,634	$201,434
Short term lease costs	-	3,540
Total lease costs	$201,634	$204,974

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended June 30, 2022 and 2021, stock based compensation expense amounted to $268,536 and $223,998, respectively. For the six months ended June 30, 2022 and 2021, stock based compensation expense amounted to $450,283 and $255,908, respectively. Such expense is classified in selling, general and administrative expenses.

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

On May 31, 2022, and pursuant to a consulting agreement dated May 31, 2022 with a nonaffiliated third party, the Company issued 500,000 shares of common stock to such party as part of its compensation thereunder. These shares of common stock were valued at $160,000 in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over 12 months.

On May 31, 2022, the Company issued a total of 250,000 shares of common stock to two Directors. These shares of common stock were valued at $55,000 in accordance with FASB ASC Topic 718. The fair value of the shares was expensed in full on the issuance date.

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

On January 24, 2022, the Company extended the expiration dates of certain fully expensed previously granted nonqualified stock options (which were due to expire in February 2022) which were granted to five individuals to acquire an aggregate of 700,000 shares of the Company’s common stock under the Company’s 2014 Equity Incentive Plan and the 2017 Equity Incentive Plan (the “2017 Plan”). Such extended options are exercisable at prices ranging from $1.15 to $1.20 per share, representing the original fair market value of the common stock on the dates of grant as determined under the applicable Equity Plan. The options are fully vested and exercisable and will now expire five years from their original expiration dates. Based on a Black-Scholes valuation model, these modified options were valued at $138,623, in accordance with FASB ASC Topic 718, which was expensed on the amendment date in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations.

On February 2, 2022, the Company issued 5,181 shares of common stock to a certain option holder upon the cashless exercise of options to purchase an aggregate of 9,750 shares of common stock at exercise prices ranging from $0.20 to $0.33 per share based upon a market price of $0.54 per share as determined under the terms of the options.

On May 31, 2022, the Company granted nonqualified stock options to the following executive officers: John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations) – nonqualified stock options to each acquire 500,000 shares of the Company’s common stock; and Jami Satterthwaite (Chief Financial Officer) – nonqualified stock options to acquire 100,000 shares of the Company’s common stock.  On such date, two other employees were also granted nonqualified stock options to each acquire 50,000 shares of the Company’s common stock.  All of such options were granted under the 2017 Plan and are exercisable at $0.21 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.   The options are fully vested and exercisable and expire five years from their issuance date. Based on a Black-Scholes valuation model, these options were valued at $143,745, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations. The valuation assumptions included an expected duration of 2.5 years, volatility of 96.83%, discount rate of 2.62% and dividends of $0.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

Grants	1,200,000	0.21		$-
Expirations	(400,000)	$1.03
Exercised	(9,750)	$0.25		-
June 30, 2022	19,108,576	$0.50	2.79	$954,329

Options exercisable at:
June 30, 2022	19,108,576	$0.50	2.79	$954,329

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.345 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	4,285,000	$0.63	2.47	$-

Grants	-	-	-	-
Expirations	-	-	-	-
Exercised	-	-	-	-
June 30, 2022	4,285,000	$0.70	1.98	$-

Warrants exercisable at:
June 30, 2022	4,285,000	$0.70	1.98	$-

The following table summarizes information about common stock warrants outstanding at June 30, 2022:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	1.98	$0.70

$0.70	4,285,000	1.98	$0.70

Note 14 - Subsequent Events

In August 2022, the Company signed of a three-year license agreement with a utility in the Midwest to provide a non-exclusive license to certain patents of the Company for mercury emissions capture for use in connection with the utility’s coal-fired power plants. The license agreement includes an annual sum payable over the three-year term. The agreement also provides the Company the opportunity to compete for the utility’s product supply going forward.

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

On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until August 2022 and eliminating quarterly principal payment requirements.  Pursuant thereto, AC Midwest was issued an unsecured note with a principal amount outstanding of $13.2 million which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement entered into on such date with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13.0 million, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13.2 million. The new unsecured note is scheduled to mature on August 25, 2022 and bears a zero cash interest rate. Pursuant to the Unsecured Note Financing Agreement, AC Midwest shall also be entitled to a profit participation preference equal to 1.0 times the original principal amount. The profit share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement).  In addition, there remains outstanding to AC Midwest a principal balance of approximately $272,000 due under a secured note issued on November 29, 2016, in the original principal amount of approximately $9.6 million which also has a maturity date of August 25, 2022. The secured note bears interest at a rate of 15.0% per annum, payable quarterly.  In view of the pending maturity date of these two notes, we are in the process of negotiating certain changes and modifications to such financing arrangements including but not limited to an extension of the maturity date.  We expect to be able to finalize such arrangements prior to the current maturity date.

In June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with AC Midwest which was expected to repay all existing secured and unsecured debt obligations held by AC Midwest. Pursuant to such agreement, we were to repay the existing $272,000 principal amount outstanding under the secured note in cash as well as the existing $13.2 million principal amount outstanding under the unsecured note held by AC Midwest through a combination of cash and stock.  The non-recourse profit share under the unsecured note was to have been satisfied through a combination of cash and stock. The closing was subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which was extended to June 30, 2022.  Such closing conditions were not met by June 30, 2022.

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

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above-described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit. As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. A jury trial date has been scheduled for September 2023.

During the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Such technologies are under development in conjunction with our collaboration with an Alabama third party entity and its affiliates. Such technologies focus on improving the cost of extracting rare earth minerals along with improving the environmental footprint of extracting those REEs from their solvent state. Such technologies have been evaluated and tested at Pennsylvania State University’s College of Earth and Mineral Sciences and are now being evaluated at another research institute in the State of Florida.  While there can be no assurance, we are hopeful that these technologies can be commercialized at a future date.

In addition to the $2.6 million in convertible notes which were converted into shares of common stock in the first and second quarters as described above, during the first quarter of 2021, we eliminated $1,830,000 of other convertible notes originally issued in 2013 and 2018 through conversions to shares of common stock. During the third quarter of 2021, we issued 20,000 shares of common stock to a certain holder of notes issued in 2013 for the conversion of outstanding principal in the amount of $10,000 and prepaid the outstanding principal balance of another of such notes issued in 2013 in the principal amount of $10,000. As a result, there are no convertible notes currently outstanding.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Effects of the COVID-19 Pandemic

It should be noted that the coronavirus (COVID-19) pandemic has impacted various businesses throughout the world since early 2020, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. In view of such uncertainty, disruptions to our business could still occur including, but not limited to, the availability of raw materials and equipment, and disruptions to our workforce, or to our business relationships with other third parties.

Results of Operations

Revenues

We generated revenues of approximately $5,129,000 and $2,271,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $8,470,000 and $5,297,000 for the six months ended June 30, 2022 and 2021, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $4,791,000 and $2,061,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $7,989,000 and $4,092,000 for the six months ended June 30, 2022 and 2021, respectively. The increase in revenues from prior year period is primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base.

Costs and Expenses

Total costs and expenses were approximately $5,486,000 and $4,000,000 during the three months ended June 30, 2022 and 2021, respectively and approximately $9,975,000 and $7,445,000 during the six months ended June 30, 2022 and 2021, respectively. The increase in total costs and expenses from prior year period is primarily attributable to the increase in cost of sales. In addition, there was a gain on extinguishment of debt recognized in the six months ended June 30, 2021 in the approximate amount of $299,000, for which there was not a comparable item recognized in the current year.

Cost of sales were approximately $3,363,000 and $1,490,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $5,705,000 and $2,981,000 for the six months ended June 30, 2022 and 2021, respectively. The year to date increase in cost of sales is primarily attributable to increased sales.

Selling, general and administrative expenses were approximately $1,460,000 and $1,262,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $2,960,000 and $2,718,000 for the six months ended June 30, 2022 and 2021, respectively. The increase in selling, general and administrative expenses is primarily attributed to an increase in non-cash compensation.

Interest expense related to the financing of capital was approximately $504,000 and $1,120,000 for the three months ended June 30, 2022 and 2021, respectively and approximately $1,002,000 and $1,796,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease is due to the 2021 stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable as notes were converted to stock. The breakdown of interest expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Interest expense on notes payable	$11	$105	$22	$251
Accelerated interest expense upon conversion of notes	-	300	-	343
Additional interest upon conversion of notes	-	221	-	221
Amortization of discount of notes payable	463	463	920	920
Amortization of debt issuance costs	30	31	60	61

	$504	$1,120	$1,002	$1,796

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $158,000 and $307,000 for the three and six months ended June 30, 2022, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and six months ended June 30, 2022.

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

Net Loss

For the three months ended June 30, 2022 and 2021, we had a net loss of approximately $357,000 and $1,730,000, respectively. Such change was primarily due to an increase in sales and a decrease in interest expense.

For the six months ended June 30, 2022 and 2021, we had a net loss of approximately $1,505,000 and $2,148,000, respectively. Such change was primarily due to an increase in sales and a decrease in interest expense.

Liquidity and Capital Resources

We had approximately $509,000 in cash on our balance sheet at June 30, 2022 compared to approximately $1,388,000 at December 31, 2021. Total current assets were approximately $4,930,000 and total current liabilities were approximately $17,029,000 at June 30, 2022, resulting in working capital deficit of approximately $12,099,000. This compares to total current assets of approximately $3,791,000 and total current liabilities of approximately $15,483,000 at December 31, 2021, resulting in a working capital deficit of approximately $11,692,000. Our accumulated deficit was approximately $68.6 million at June 30, 2022 compared to $67.1 million at December 31, 2021. Additionally, we had a net loss in the amount of approximately $1,505,000 and cash used in operating activities of approximately $1,127,000 for the six months ended June 30, 2022.

The accompanying consolidated financial statements as of June 30, 2022 have been prepared assuming we will continue as a going concern. As reflected in the condensed consolidated financial statements, we had approximately $509,000 in cash at June 30, 2022, and cash used in operating activities of approximately $1.1 million for the six months ended June 30, 2022. Further, we had a working capital deficit of $12.1 million, an accumulated deficit of $68.6 million at June 30, 2022, and had a net loss in the amount of approximately $1,505,000 for the six months ended June 30, 2022.  In addition, all existing secured and unsecured debt held by our principal lender, excluding the profit share liability, in the principal amount of $13.4 million matures on August 25, 2022, which is less than one month from the issuance of these condensed consolidated financial statements.

These factors raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements. We have taken steps to alleviate such doubt. During 2021, we eliminated $4,440,000 of convertible notes through conversions to shares of common stock and repaid $10,000 of convertible notes, leaving no convertible notes outstanding as of June 30, 2022. In addition, in June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement with our principal lender which, subject to various closing conditions, including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by June 30, 2022, was expected to repay all existing secured and unsecured debt obligations held by such lender. Such closing conditions were not met by June 30, 2022.  However, we are in the process of negotiating certain changes and modifications to the financing arrangements with such lender in view of the pending maturity date of the two notes. Although we anticipate that we will be able to finalize such arrangements prior to the current maturity date and that significant revenues will continue in our business operations, no assurances can be given that we will be able to finalize such changes and modifications or that we can obtain sufficient working capital through our business operations in order to sustain ongoing operations.

The accompanying consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

Total Assets

Total assets were approximately $8,960,000 at June 30, 2022 versus approximately $8,135,000 at December 31, 2021. The change in total assets is primarily attributable to an increase in accounts receivable partially offset by a decrease in cash.

Total Liabilities

Total liabilities were approximately $20,207,000 at June 30, 2022 versus approximately $18,374,000 at December 31, 2021. The increase is primarily due to an increase in accounts payable and accrued expenses, together with an increase in outstanding debt as a result of the amortization of discount and issuance costs and new $250,000 short term loan obtained in the second quarter of 2022 from a related party.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $1,127,000 for the six months ended June 30, 2022 compared to net cash provided operating activities of approximately $502,000 for the six months ended June 30, 2021. The decrease in cash provided by operating activities of approximately $1,629,000 was primarily due to an approximate $1,952,000 change in accounts receivable, partially offset by changes in other operating assets and liabilities.

Investing Activities

There was no net cash provided or used in investing activities for the six months ended June 30, 2022 and June 30, 2021.

Financing Activities

Net cash provided by financing activities was approximately $247,000 for the six months ended June 30, 2022 compared to net cash provided by financing activities of approximately $597,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received a $250,000 short term loan from a related party. During the six months ended June 30, 2021, we received $299,000 from the issuance of a note pursuant to a Second PPP Loan we received under the CARES Act and $247,000 from the exercise of warrants.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)		(In thousands)

Net loss	$(357)	$(1,730)	$(1,505)	$(2,148)

Non-GAAP adjustments:
Depreciation and amortization	53	72	113	147
Interest	504	1,120	1,002	1,796
Gain on extinguishment of debt	-	-	-	(299)
Stock based compensation	268	224	450	256

Adjusted EBITDA	$468	$(314)	$60	$(248)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting. The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2022, and pursuant to a consulting agreement dated May 31, 2022 with a nonaffiliated third party, the Company issued 500,000 shares of the Company’s common stock to such party as part of its compensation thereunder.  In addition, on May 31, 2022, the Company granted and agreed to issue 150,000 shares of the Company’s common stock to Christopher Greenberg (Chairman of the Board) and 100,000 shares of the Company’s common stock to David M. Kaye (director).

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 15, 2022	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Jami L. Satterthwaite
Jami L. Satterthwaite
Chief Financial Officer
(Principal Financial Officer)

