Form 10-Q
period 2022-09-30
Midwest Energy Emissions Corp.
filed 2022-11-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 92,871,132 outstanding as of November 14, 2022.

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

3

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of and for the three and nine months ended September 30, 2022

4

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash	$1,257,148	$1,388,307
Accounts receivable	3,298,449	1,015,053
Inventory	959,589	1,075,401
Prepaid expenses and other current assets (related party of $0 and $70,000)	562,805	312,008
Total current assets	6,077,991	3,790,769

Security deposits	10,175	10,175
Property and equipment, net	1,829,067	1,829,544
Right of use asset - operating lease	108,577	390,098
Intellectual property, net	1,960,747	2,114,197
Total assets	$9,986,557	$8,134,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $145,833 and $206,554)	$3,086,097	$2,267,711
Current portion of equipment notes payable	-	2,677
Current portion of operating lease liability	78,494	340,207
Customer credits	189,500	167,000
Accrued salaries	287,341	562,430
Short term debt – related party	250,000	-
Secured note payable – related party	-	271,686
Unsecured note payable, net of discount and issuance costs – related party	-	11,871,254
Total current liabilities	3,891,432	15,482,965

Operating lease liability	33,190	54,551
Secured note payable – related party	271,686	-
Unsecured note payable, net of discount and issuance costs – related party	12,666,657	-
Profit share liability – related party	3,312,896	2,836,743
Total liabilities	20,175,861	18,374,259

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 89,871,132 and 89,115,951 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	89,871	89,116
Additional paid-in capital	57,773,207	56,788,321
Accumulated deficit	(68,052,382)	(67,116,913)

Total stockholders’ deficit	(10,189,304)	(10,239,476)

Total liabilities and stockholders’ deficit	$9,986,557	$8,134,783

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Revenues	$7,485,972	$5,019,717	$15,956,439	$10,317,051

Costs and expenses:
Cost of sales	5,104,887	3,240,507	10,810,365	6,221,073
Selling, general and administrative expenses (related party of $75,000, $75,000, $225,385, and $250,373)	1,325,460	1,342,140	4,285,638	4,060,294
Interest expense (related party of $317,510, $503,189, $1,319,752, and $1,504,152)	317,510	506,592	1,319,752	2,302,298
Gain on extinguishment of debt	-	-	-	(299,300)
Loss on change in fair value of profit share	168,736	137,126	476,153	386,951
Total costs and expenses	6,916,593	5,226,365	16,891,908	12,671,316

Income (Loss) before provision for income taxes	569,379	(206,648)	(935,469)	(2,354,265)

Benefit (Provision) for income taxes	-	-	-	-

Net income (loss)	$569,379	$(206,648)	$(935,469)	$(2,354,265)

Net income (loss) per common share - basic:	$0.01	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares outstanding - basic	89,871,132	89,255,299	89,456,920	84,666,319

Net income (loss) per common share - diluted	$0.01	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares outstanding - dilutive	93,530,946	89,255,299	89,456,920	84,666,319

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

Three and Nine Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	89,121	56,926,938	(68,265,094)	(11,249,035)

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	250,000	250	54,750	-	55,000

Share based compensation expense	-	-	143,745	-	143,745

Net loss	-	-	-	(356,667)	(356,667)

Balance – June 30, 2022	89,871,132	89,871	57,284,933	(68,621,761)	(11,246,957)

Capital contribution for gain on extinguishment of unsecured note payable – related party	-	-	488,274	-	488,274

Net income	-	-	-	569,379	569,379

Balance – September 30, 2022	89,871,132	$89,871	$57,773,207	$(68,052,382)	$(10,189,304)

Three and Nine Months Ended September 30, 2021
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - January 1, 2021	78,096,326	$78,096	$50,202,478	$(63,484,106)	$(13,203,532)

Stock issued for interest payable on convertible notes	494,400	494	246,706	-	247,200

Stock issued for conversion of convertible notes	3,700,000	3,700	1,846,300	-	1,850,000

Stock issued for exercise of warrants	705,166	705	246,103	-	246,808

Stock issued for cashless exercise of warrants	194,690	195	(195)	-	-

Stock issued for services	525,000	525	643,725	-	644,250

Share based compensation expense	-	-	5,878	-	5,878

Net loss	-	-	-	(417,934)	(417,934)

Balance - March 31, 2021	83,715,582	83,715	53,190,995	(63,902,040)	(10,627,330)

Stock issued for interest payable on convertible notes	229,500	230	367,909	-	368,139

Stock issued for conversion of convertible notes	5,160,000	5,160	2,574,840	-	2,580,000

Stock issued for exercise of stock options	125,000	125	101,125	-	101,250

Stock issued for cashless exercise of stock options	15,869	16	(16)	-	-

Share based compensation expense	-	-	67	-	67

Net loss	-	-	-	(1,729,683)	(1,729,683)

Balance - June 30, 2021	89,245,951	89,246	56,234,920	(65,631,723)	(9,307,557)

Issuance of stock for conversion of convertible notes	20,000	20	9,980	-	10,000

Net loss	-	-	-	(206,648)	(206,648)

Balance - September 30, 2021	89,265,951	$89,266	$56,244,900	$(65,838,371)	$(9,504,205)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Cash flows from operating activities
Net loss	$(935,469)	$(2,354,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	196,042	447,107
Stock-based compensation	337,367	5,945
Amortization of discount of notes payable	1,204,488	1,777,243
Amortization of debt issuance costs	79,188	90,883
Amortization of right to use assets	281,521	302,503
Amortization of patent rights	153,450	153,450
Depreciation expense	11,204	56,824
Gain on forgiveness of debt	-	(299,300)
Loss on change in fair value of profit share	476,153	386,951
Changes in operating assets and liabilities
Increase in accounts receivable	(2,283,396)	(1,950,439)
Decrease (Increase) in inventory	115,813	(149,591)
Increase in deferred revenue and customer credits	22,500	-
Increase in prepaid expenses and other assets	(286,838)	(37,154)
Decrease in security deposits	-	2,080
Decrease in accrued salaries	(275,089)	-
Increase in accounts payable and accrued liabilities	818,386	1,565,786
Decrease in operating lease liability	(283,074)	(304,056)
Net cash used in operating activities	(367,755)	(306,033)

Cash flows from investing activities
Purchase of property and equipment	(10,727)	-
Net cash used in investing activities	(10,727)	-

Cash flows from financing activities
Payment of convertible note	-	(10,000)
Payments of notes payable	-	(34,661)
Payments of equipment notes payable	(2,677)	(21,750)
Proceeds from the issuance of short term debt – related party	250,000	-
Proceeds from exercise of warrants	-	246,808
Proceeds from exercise of stock options	-	101,250
Proceeds from the issuance of notes payable	-	299,380
Net cash provided by financing activities	247,323	581,027

Net (decrease) increase in cash and cash equivalents	(131,159)	274,994

Cash and cash equivalents - beginning of period	1,388,307	591,019

Cash and cash equivalents - end of period	$1,257,148	$866,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$41,082
Taxes	$13,213	$4,518

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$160,000	$644,250
Stock issued for conversion of convertible notes	$-	$4,440,000
Stock issued for interest payable	$-	$615,339

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2022, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and nine months ended September 30, 2022 and 2021.

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

Cash was the only asset measured at fair value on a recurring basis by the Company at September 30, 2022 and December 31, 2021 and is considered to be Level 1.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2022 and December 31, 2021 due to their short-term maturities.

The fair value of the promissory notes payable at September 30, 2022 and December 31, 2021 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates have not significantly changed as of September 30, 2022 and December 31, 2021. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at September 30, 2022 and December 31, 2021 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2022
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party	$3,312,896	$-	$-	$3,312,896
Total Liabilities	$3,312,896	$-	$-	$3,312,896

		Fair Value Measurement as of
		December 31, 2021
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party	$2,836,743	$-	$-	$2,836,743
Total Liabilities	$2,836,743	$-	$-	$2,836,743

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2022 and 2021 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product and geographic region for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022		Three months ended September 30, 2021
	United States	Total	United States	Total
Product revenue	$7,382,800	$7,382,800	$4,687,595	$4,687,595
License revenue	52,530	52,530	195,547	195,547
Demonstrations & Consulting revenue	27,000	27,000	78,870	78,870
Equipment revenue	23,643	23,643	57,705	57,705
	$7,485,973	$7,485,973	$5,019,717	$5,019,717

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	United States	Total	United States	Total
Product revenue	$15,372,155	$15,372,155	$8,779,645	$8,779,645
License revenue	285,938	285,938	1,286,641	1,286,641
Demonstrations & Consulting revenue	81,000	81,000	140,180	140,180
Equipment revenue	217,346	217,346	110,585	110,585
	$15,956,439	$15,956,439	$10,317,051	$10,317,051

Income Taxes

Income tax expense for the three and nine months ended September 30, 2022 is for gross receipts tax in certain states in which the Company conducts business.

The Company recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021 because the estimated effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2022, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Based on a market price of $0.24 per share on September 30, 2022, there are 3,659,814 dilutive stock options and no dilutive warrants for the three months ended September 30, 2022 as the Company reported net income for the period. There were no dilutive potential common shares for the nine months ended September 30, 2022, because the Company incurred a net loss and basic and diluted losses per common share are the same. There were no dilutive potential common shares as of September 30, 2021, because the Company incurred net losses and basic and diluted losses per common share are the same.

	September 30,	September 30,
	2022	2021

Stock Options	19,108,576	16,068,326
Warrants	4,285,000	4,285,000
Total common stock equivalents outstanding	23,393,576	20,395,326

Three Months Ended September 30,
2022

Weighted average common stock outstanding	89,871,132
Dilutive stock options (exercise price less than market price) at September 30, 2022	3,659,814
Total dilutive common stock equivalents outstanding	93,530,946

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2022 and December 31, 2021 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the nine months ended September 30, 2022, four customers represented 19%, 15%, 13% and 12% of the Company’s revenues, and for the nine months ended September 30, 2021, four customers represented 17%, 15%, 13% and 11% of the Company’s revenues.

For the nine months ended September 30, 2022, six customers represented 20%, 18%, 16%, 11%, 11%, and 10% of the Company’s accounts receivable, and for the nine months ended September 30, 2021, six customers represented 18%, 15%, 14%, 14%, 14%, and 12% of the Company’s accounts receivable.

For the nine months ended September 30, 2022, 84% of the Company’s purchases related to three suppliers. For the nine months ended September 30, 2021, 86% of the Company’s purchases related to two suppliers. At September 30, 2022 and 2021, 68% and 66% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Note 3 – Liquidity and Financial Condition

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

As reflected in the condensed consolidated financial statements, the Company had approximately $1.3 million in cash at September 30, 2022. In addition, the Company had cash used in operating activities of $0.4 million for the nine months ended September 30, 2022, had working capital of $2.2 million and an accumulated deficit of $68.1 million at September 30, 2022, and had a net loss in the amount of approximately $0.9 million for the nine months ended September 30, 2022. At September 30, 2022, all existing secured and unsecured debt held by its principal lender, excluding the profit share liability, in the principal amount of approximately $12.9 million was scheduled to mature on October 31, 2022.

The accompanying condensed consolidated financial statements as of September 30, 2022 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of approximately $12.9 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been reclassified as long-term liabilities in the accompanying condensed consolidated financial statements as of September 30, 2022. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and the Company’s recent revenue growth, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw Materials	$576,632	$637,084
Spare Parts	83,357	86,118
Finished Goods	299,600	352,199
	$959,589	$1,075,401

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Equipment & installation	$1,976,634	$1,976,634
Trucking equipment	845,102	834,375
Office equipment, computer equipment and software	20,295	20,295
Total equipment	2,842,031	2,831,304

Less: accumulated depreciation	(2,820,671)	(2,809,467)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,829,067	$1,829,544

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended September 30, 2022 and 2021 depreciation expense was $342, and $12,445, respectively. During the nine months ended September 30, 2022 and 2021 depreciation expense was $11,204, and $56,824, respectively.

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

On April 24, 2017, the Company closed on the acquisition of all patent rights from the Energy and Environmental Research Center Foundation including all patents and patents pending, domestic and foreign, relating to the foregoing technology. A total of 42 domestic and foreign patents and patent applications were included in the acquisition. In accordance with the terms of the License Agreement, the patent rights were acquired for the purchase price of (i) 2,500,000 in cash, and (ii) 925,000 shares of common stock of which 628,998 shares were issued to the Energy and Environmental Research Center Foundation and 296,002 were issued to the inventors who had been designated by the Energy and Environmental Research Center Foundation. The shares issued were valued at $518,000 ($0.56 per share), representing the value as of the closing date.

License and patent costs capitalized as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,108,248)	(954,798)
Intellectual property, net	$1,960,747	$2,114,197

Amortization expense for the three months ended September 30, 2022 and 2021 was $51,150 and $51,150, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $153,450 and $153,450, respectively. Estimated annual amortization for each of the next five years is $204,600.

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

Note 8 - Convertible Notes Payable

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500 (the “2013 Notes”). From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of the 2013 Notes for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $30,000, and on August 18, 2021, the Company issued 20,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $10,000, each based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes in the principal amount of $10,000. As of September 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2013 Notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain then holders of the 2013 Notes in exchange for their secured 2013 Notes, and from August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force conversion of all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force conversion of all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of September 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of 0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of September 30, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the years ended December 31, 2021 and 2020 was $41,319 and $41,432 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded. As of both September 30, 2022 and December 31, 2021, total principal of $271,686 was outstanding on this note.

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 4 to the Amended and Restated Financing Agreement pursuant to which the maturity date of the AC Midwest Secured Note was extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment	(488,274)	-

Less discounts and debt issuance costs	-	(1,283,677)

Total unsecured note payable	12,666,657	11,871,254

Less current portion	-	(11,871,254)

Unsecured note payable, net of current portion	$12,666,657	$-

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (the “AC Midwest Subordinated Note”) in the principal amount of $13,000,000, which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing.

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the nine months ended September 30, 2022 and 2021 was $1,204,488 and $1,382,366, respectively. As of September 30, 2022, the unamortized balance of the discount was $0 and the unamortized balance of the debt issuance costs was $0.

The AC Midwest Unsecured Note, which has been issued in exchange for the AC Midwest Subordinated Note which has now been cancelled, was to mature on August 25, 2022. It bears a zero cash interest rate.

In accordance with the Unsecured Note Financing Agreement, AC Midwest shall be entitled to a profit participation preference equal to 1.0 times the original principal amount (the “Profit Share”). If the original principal amount had been paid in full on or prior to August 25, 2020, AC Midwest would have been entitled to a profit participation preference equal to 0.5 times the original principal amount.

The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement), and Equity Offering Net Proceeds as described below.

On August 30, 2022, AC Midwest agreed to an extension of the maturity date of the AC Midwest Unsecured Note (and AC Midwest Secured Note) from August 25, 2022 to September 30, 2022. Such extension was expected to provide the Company sufficient time in which to conclude the process of negotiating certain changes and modifications to such financing arrangements. On September 28, 2022, AC Midwest agreed to an additional short-term extension of such maturity date from September 30, 2022 to October 31, 2022. The Company has accounted for the extension as debt extinguishment with a related party. As such the Company recorded a capital contribution of $488,274 on this exchange which is related to the difference in fair value of the note on the date of the exchange.

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 1 to Unsecured Note Financing Agreement (“Amendment No. 1”) pursuant to which the maturity date of the AC Midwest Unsecured Note was extended to August 25, 2025. In addition, the parties agreed that the Profit Share be increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931.

Principal Payments and the Profit Share

In connection with the New AC Midwest Unsecured Note the Company shall pay the principal outstanding, as well as the Profit Share, in an amount equal to 60.0% of Net Litigation Proceeds until such time as any litigation funder has been paid in full and, thereafter, in an amount equal to 75.0% of such Net Litigation Proceeds until the Unsecured Note and Profit Share have been paid in full. In addition, and within 30 days following the end of each fiscal quarter, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to the Net Revenue Share (which means 60.0% of Net Licensing Revenue (as defined) from licensing the Company’s intellectual property) plus Adjusted Free Cash Flow until the Unsecured Note and Profit Share have been paid in full, provided, however, that such payments shall exclude the first $3,500,000 of Net Licensing Revenue and Adjusted Free Cash Flow achieved commencing with the fiscal quarter ending March 31, 2019. In addition, and pursuant to Amendment No. 1, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to 75.0% of any Equity Offering Net Proceeds (as defined) until the Unsecured Note and Profit Share have been paid in full. Any remaining principal balance due on the Unsecured Note shall be due and payable in full on the maturity date. The Profit Share, however, if not paid in full on or before the maturity date, shall remain subject to Unsecured Note Financing Agreement until full and final payment.

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at September 30, 2022 to calculate the Profit Share liability included: estimated term of sixteen years with between $100,000 to $350,000 paid quarterly starting in February 2024, and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liabilities during the nine months ended September 30, 2022 and 2021.

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	476,153
Profit Share as of September 30, 2022	$3,312,896

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	386,951
Profit Share as of September 30, 2021	$2,692,259

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

On October 28, 2022, the parties entered into a Termination Agreement pursuant to which the parties agreed to terminate the Debt Repayment Agreement with immediate effect and that none of the parties shall have any further responsibility or liability thereunder.

Short term debt

On June 13, 2022, the Company entered into a promissory note in the amount of $250,000 with the Company’s Chairman of the Board of Directors. The note bears interest at 6% and is due on the earlier of 90 days or the Company having cash of $1,200,000. $250,000 was outstanding as of September 30, 2022.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $286,105 and $212,873 for the nine months ended September 30, 2022 and 2021, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At September 30, 2022 and December 31, 2021, $145,833 and $206,554, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s Chief Financial Officer for the purchase price of $10,000 which the parties determined to be its fair market value.

Note 10 - Operating Leases

In 2016, the Company entered into a six-year agreement to lease trailers used in the delivery of its products. Monthly payments currently total $24,760.

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

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2023	$92,040
2024	22,500
Total	114,540
Less discount	(2,856)
Total lease liabilities	111,684
Less current portion	(78,494)
Operating lease obligation, net of current portion	$33,190

The weighted average remaining lease term for operating leases is 1.0 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the nine months ended September 30, 2022, payments on lease obligations were $202,070 and amortization on the right of use assets was $283,074.

For the nine months ended September 30, 2022 and 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Operating lease cost	$283,074	$304,056
Short term lease costs	-	5,310
Total lease costs	$283,074	$309,366

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

As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. The fact discovery portion of the litigation has concluded. A jury trial date has been scheduled for September 2023.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended September 30, 2022 and 2021, stock based compensation expense amounted to $83,126 and $197,143, respectively. For the nine months ended September 30, 2022 and 2021, stock based compensation expense amounted to $533,409 and $453,052, respectively. Such expense is classified in selling, general and administrative expenses.

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

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

Grants	1,200,000	0.21		$-
Expirations	(400,000)	$1.03
Exercised	(9,750)	$0.25		-
September 30, 2022	19,108,576	$0.50	2.54	$158,428

Options exercisable at:
September 30, 2022	19,108,576	$0.50	2.54	$158,428

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.24 as of September 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

Note 13 - Warrants

The Company utilized a Black-Scholes options pricing model to value warrants at the issuance date. This model requires the input of highly subjective assumptions such as the expected stock price volatility and the expected period until the warrants are exercised. When calculating the value of warrants issued, the Company uses a volatility factor, a risk-free interest rate and the life of the warrant for the exercise period.

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	4,285,000	$0.63	2.47	$-

Grants	-	-	-	-
Expirations	-	-	-	-
Exercised	-	-	-	-
September 30, 2022	4,285,000	$0.70	1.72	$-

Warrants exercisable at:
September 30, 2022	4,285,000	$0.70	1.72	$-

The following table summarizes information about common stock warrants outstanding at September 30, 2022:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	4,285,000	1.72	$0.70

$0.70	4,285,000	1.72	$0.70

Note 14 - Subsequent Events

See Note 9 for information on (i) the short term extension executed on September 28, 2022, which extended the maturity date of the AC Midwest Unsecured Note and AC Midwest Secured Note from September 30, 2022 to October 31, 2022, and (ii) the execution of Amendment No. 1 to Unsecured Note Financing Agreement and Amendment No. 4 to Secured Note Financing Agreement, both of which were executed on October 28, 2022, which, among other things, extended the maturity date of the AC Midwest Unsecured Note and AC Midwest Secured Note to August 25, 2025.

In addition, see Note 9 for information on the execution of a Termination Agreement on October 28, 2022 which terminated the Debt Repayment Agreement among the Company, MES and AC Midwest.

On October 28, 2022, the Company and AC Midwest also entered into a Repurchase Option Agreement pursuant to which the Company shall have the option to repurchase a portion of the shares of common stock of the Company owned by AC Midwest at a purchase price of $0.50 per share until the earlier of (i) the date AC Midwest’s beneficial ownership reaches 5.0% of the Company’s issued and outstanding common stock, or (ii) August 25, 2025.

See Note 9 for information on a $250,000 short-term loan provided by the Company’s Chairman of the Board of Directors in June 2022. On October 11, 2022, such loan, together with all accrued interest, was repaid in full by the Company.

On November 8, 2022, the Company granted a retention stock bonus award to the Company’s Chief Executive Officer in the amount of 3,000,000 shares of common stock. So long as the Chief Executive Officer remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when the Chief Executive Officer is no longer in the continuous employ of the Company, unless due to death, disability or a change in control.

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

On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until August 2022 which was recently extended to August 2025 (see below) and eliminating quarterly principal payment requirements. Pursuant thereto, AC Midwest was issued an unsecured note with a principal amount outstanding of $13.2 million which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement entered into on such date with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13.0 million, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13.2 million. The unsecured note, which is now scheduled to mature on August 25, 2025, bears a zero cash interest rate. Pursuant to the Unsecured Note Financing Agreement, AC Midwest shall also be entitled to a profit participation preference which was equal to 1.0 times the original principal amount but has recently been adjusted (see below). The profit share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement, as amended). In addition, there remains outstanding to AC Midwest a principal balance of approximately $272,000 due under a secured note issued on November 29, 2016, in the original principal amount of approximately $9.6 million which also has a maturity date of August 25, 2022 and recently extended to August 2025. The secured note bears interest at a rate of 15.0% per annum, payable quarterly, although the interest rate was recently reduced to 9.0% per annum.

On October 28, 2022, we executed Amendment No. 1 to Unsecured Note Financing Agreement with AC Midwest pursuant to which the maturity date of the AC Midwest Unsecured Note was extended to August 25, 2025. In addition, the parties agreed that the Profit Share be increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931. In addition, on October 28, 2022, we executed Amendment No. 4 to the Amended and Restated Financing Agreement with AC Midwest pursuant to which the maturity date of the AC Midwest Secured Note was extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum.

In June 2021, we announced that we had entered into a Debt Repayment and Exchange Agreement (the “Debt Repayment Agreement”) with AC Midwest which was expected to repay all existing secured and unsecured debt obligations held by AC Midwest. Pursuant to such agreement, we were to repay the existing $272,000 principal amount outstanding under the secured note in cash as well as the existing $13.2 million principal amount outstanding under the unsecured note held by AC Midwest through a combination of cash and stock. The non-recourse profit share under the unsecured note was to have been satisfied through a combination of cash and stock. The closing was subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which was extended to June 30, 2022. Such closing conditions were not met by June 30, 2022. On October 28, 2022, the parties agreed to terminate the Debt Repayment Agreement with immediate effect pursuant to which none of the parties shall have any further responsibility or liability thereunder.

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

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above-described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit. As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. The fact discovery portion of the litigation has concluded. A jury trial date has been scheduled for September 2023.

During the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Such technologies were under development in conjunction with our collaboration with an Alabama third party entity and its affiliates and pursuant to a license and development agreement entered into in October 2019. In October 2022, such license and development agreement expired and has not been extended or renewed. Prior to expiration, such technologies were being evaluated and tested but had not yet been commercialized. We plan to evaluate and test other related technologies for the extracting of REEs from their solvent state which we have developed and do not involve any of the technologies subject to the expired license and development agreement.

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

Results of Operations

Revenues

We generated revenues of approximately $7,486,000 and $5,020,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $15,956,000 and $10,317,000 for the nine months ended September 30, 2022 and 2021, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $7,383,00 and $4,688,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $15,372,000 and $8,780,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase in revenues from prior year period is primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base.

Costs and Expenses

Total costs and expenses were approximately $6,917,000 and $5,226,000 during the three months ended September 30, 2022 and 2021, respectively and approximately $16,892,000 and $12,671,000 during the nine months ended September 30, 2022 and 2021, respectively. The increase in total costs and expenses from the prior year periods is primarily attributable to the increase in cost of sales due primarily to increased sales, offset by a decrease in interest expense. In addition, there was a gain on extinguishment of debt recognized in the nine months ended September 30, 2021 in the approximate amount of $299,000, for which there was not a comparable item recognized in the current year.

Cost of sales were approximately $5,105,000 and $3,241,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $10,810,000 and $6,221,000 for the nine months ended September 30, 2022 and 2021, respectively. The year to date increase in cost of sales is primarily attributable to increased sales.

Selling, general and administrative expenses were approximately $1,325,000 and $1,342,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $4,286,000 and $4,060,000 for the nine months ended September 30, 2022 and 2021, respectively.

Interest expense related to the financing of capital was approximately $318,000 and $507,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $1,320,000 and $2,302,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease is due to the 2021 stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable as notes were converted to stock as well as the unsecured note reaching its original maturity of August 25, 2022. The breakdown of interest expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)

Interest expense on notes payable	$15	$13	$37	$265
Accelerated interest expense upon conversion of notes	-	-	-	343
Additional interest upon conversion of notes	-	-	-	221
Amortization of discount of notes payable	285	463	1,204	1,382
Amortization of debt issuance costs	18	31	79	91

	$318	$507	$1,320	$2,302

Loss on change in fair value of profit share liability (relating to the restructured unsecured debt obligation held by AC Midwest Energy LLC) were approximately $168,000 and $476,000 for the three and nine months ended September 30, 2022, respectively. The change is primarily attributed to an increase in the fair value of the profit share liability. There were no significant changes to the underlying model during the three and nine months ended September 30, 2022.

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

Net Income (Loss)

For the three months ended September 30, 2022 and 2021, we had net income of approximately $569,000 and a net loss $207,000, respectively. Such change was primarily due to an increase in sales and a decrease in interest expense.

For the nine months ended September 30, 2022 and 2021, we had a net loss of approximately $935,000 and $2,354,000, respectively. Such change was primarily due to an increase in sales and a decrease in interest expense.

Liquidity and Capital Resources

We had approximately $1,257,000 in cash on our balance sheet at September 30, 2022 compared to approximately $1,388,000 at December 31, 2021. Total current assets were approximately $6,078,000 and total current liabilities were approximately $3,891,000 at September 30, 2022, resulting in working capital of approximately $2,187,000. This compares to total current assets of approximately $3,791,000 and total current liabilities of approximately $15,483,000 at December 31, 2021, resulting in a working capital deficit of approximately $11,692,000. Our accumulated deficit was approximately $68.1 million at September 30, 2022 compared to $67.1 million at December 31, 2021. Additionally, we had a net loss in the amount of approximately $935,000 and cash used in operating activities of approximately $357,000 for the nine months ended September 30, 2022.

As reflected in the condensed consolidated financial statements, we had approximately $1.3 million in cash at September 30, 2022. In addition, we had cash used in operating activities of $0.4 million for the nine months ended September 30, 2022, had working capital of $2.2 million and an accumulated deficit of $68.1 million at September 30, 2022, and had a net loss in the amount of approximately $0.9 million for the nine months ended September 30, 2022. At September 30, 2022, all existing secured and unsecured debt held by our principal lender, excluding the profit share liability, in the principal amount of approximately $12.9 million was scheduled to mature on October 31, 2022.

The accompanying condensed consolidated financial statements as of September 30, 2022 have been prepared assuming we will continue as a going concern.  On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of approximately $12.9 million from October 31, 2022 to August 25, 2025.  As a result, such liabilities have been reclassified as long-term liabilities in the condensed consolidated financial statements as of September 30, 2022.  Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our recent revenue growth, management believes substantial doubt regarding our ability to continue as a going concern has been mitigated.  We believe the Company will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total Assets

Total assets were approximately $9,987,000 at September 30, 2022 versus approximately $8,135,000 at December 31, 2021. The change in total assets is primarily attributable to an increase in accounts receivable.

Total Liabilities

Total liabilities were approximately $20,176,000 at September 30, 2022 versus approximately $18,374,000 at December 31, 2021. The increase is primarily due to an increase in accounts payable and accrued expenses, together with an increase in outstanding debt as a result of the amortization of discount and issuance costs and new $250,000 short term loan obtained in the second quarter of 2022 from a related party.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $368,000 for the nine months ended September 30, 2022 compared to net cash used in operating activities of approximately $306,000 for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was approximately $11,000 for the nine months ended September 30, 2022 due to the purchase of property and equipment.  There was no net cash provided or used in investing activities for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was approximately $247,000 for the nine months ended September 30, 2022 compared to net cash provided by financing activities of approximately $581,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received a $250,000 short term loan from a related party. During the nine months ended September 30, 2021, we received $299,000 from the issuance of a note pursuant to a Second PPP Loan we received under the CARES Act and $247,000 from the exercise of warrants.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)		(In thousands)

Net income (loss)	$569	$(207)	$(935)	$(2,354)

Non-GAAP adjustments:
Depreciation and amortization	62	63	175	210
Interest	318	507	1,320	2,302
Change in fair value of profit share	169	137	476	387
Gain on extinguishment of debt	-	-	-	(299)
Stock based compensation	47	197	497	453

Adjusted EBITDA	$1,165	$697	$1,533	$698

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 8, 2022, the Company granted a retention stock bonus award to Richard MacPherson (Chief Executive Officer) in the amount of 3,000,000 shares of common stock. So long as Mr. MacPherson remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when Mr. MacPherson is no longer in the continuous employ of the Company, unless due to death, disability or a change in control. Such securities have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 14, 2022	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Jami L. Satterthwaite
Jami L. Satterthwaite
Chief Financial Officer
(Principal Financial Officer)

