Form 10-K
period 2022-12-31
Midwest Energy Emissions Corp.
filed 2023-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,280,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on May 12, 2023 was 94,249,676.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MIDWEST ENERGY EMISSIONS CORP.

CERTAIN DEFINED TERMS

As used in this document, unless the context otherwise requires, references to:

“BAC” means brominated powdered activated carbon.

“EGUs” means electric generating units.

“EPA” means the U.S. Environmental Protection Agency.

“ESP” means electro-static precipitators.

“Hg” means mercury.

“MATS” means Mercury and Air Toxics Standards.

“Midwest Energy Emissions Corp.,” “ME2C Environmental,” the “Company,” “we,” “us,” and “our” means Midwest Energy Emissions Corp. and its wholly owned, consolidated subsidiary, or either or both of them, as the context may require;

“MW” means megawatts.

“NOX” means oxides of nitrogen.

“PAC” means powdered activated carbon.

“REEs” means rare earth elements.

“SCR” means selective catalytic reduction.

“SEA” means the Company’s proprietary sorbent enhancing additive.

“SOX” means oxides of sulfur.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

■	the loss of major customers;
■	dependence on availability and retention of key suppliers;
■	changes, or lack of changes, in environmental regulations;
■	risks related to advancements in technologies;
■	lack of diversification in the Company’s business;
■	risks related to intellectual property, including the ability to protect intellectual property and the success of the ongoing patent litigation;
■	competition risks;
■	changes in demand for coal as a fuel source for electricity production;
■	ability to retain key personnel;
■	business interruptions as a result of COVID-19;
■	absence of a liquid public market for our common stock;
■	share price volatility;
■	the potential that dividends may never be declared; and
■	other factors discussed in this report under the caption “Risk Factors”.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this report, and particularly our forward-looking statements, by these cautionary statements.

Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business.

General

We are an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry, specializing in mercury emissions removal technologies.

Products and Services

We provide mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.  We design systems and materials tailored and formulated specifically to each customer’s coal-fired units.  Our mercury removal technologies and systems will achieve mercury removal levels which meet or exceed the 2012 Coal- and Oil-Fired Electric Utility Steam Generating Units National Emission Standards for Hazardous Air Pollutants, as revised, known as the MATS, requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

We are also developing new technologies to improve the capture rate and environmental concerns of processing rare earth elements ("REEs"). See “Description of the Business - Additional Business Opportunities” below.

Patents and Trademarks

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

We have a patent portfolio consisting of 37 active patents throughout the U.S., Canada, Europe, and China and 3 patents pending applications.  We believe that our patent position is strong in the U.S., Canada and Europe.

Industry Background

The market for mercury removal from power plant emissions have largely been driven by federal regulations.

On December 21, 2011, the EPA announced MATS for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury ("Hg"), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by state EPAs where the plant is domiciled) from April 16, 2012 to comply with the new emission limits. The MATS rule applies to EGUs that are larger than 25 MW that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public, and includes investor-owned units, as well as units owned by the federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGUs affected by this rule. Many EGUs have since shut down as a result of regulation and competitive disadvantages to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2022, there are approximately 225 coal-fired EGUs remaining in the power market which make up the large mercury-emissions control market into which we sell.

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs, and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle or "IGCC" units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule set nationwide emission limits estimated to reduce mercury emissions in coal-fired plants by about 90%.

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

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove SOX and NOX. To achieve very high levels of SOX reduction, large, complex, and expensive (with capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, scrubbers have been shown to remove significant quantities of oxidized mercury. Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal.  We believe that about 30-40% of the mercury in the post-combustion flue-gas exists in the oxidized state for power plants burning low-rank coal and about 60-70% for power plants burning high-rank coals. Mercury is found in only trace amounts in coal making it difficult to remove from coal or from the flue-gas when combusted with the coal. It is in the burning of millions of tons of coal that these trace amounts become problematic and is why MATS was promulgated.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is an SCR system which can be installed to achieve high levels of removal of NOX. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a scrubber, we estimate that the EGU might achieve an over-all reduction of 80-85% of the mercury in power plants that burn high-rank coals. The exact level of mercury emission reductions depends on the designs of these systems, the types of coal being burned and the operations of the power plant.

We believe that the large majority of the coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule, with either the sorbent injection system as the primary removal method or such a system being employed as a supplemental system to SCR/scrubber combinations to achieve the emission limits.

Growth Strategy for Mercury Emissions

North American Markets for Our Mercury Technologies

North America is currently the largest market for our emissions technologies.

In the U.S. market, our success depends, in part, on the success of demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and its operational performance with EGUs under contract.

In Canada, there are the 2000 Canada-wide Standards for Mercury Emissions and the 2006 Canada-wide Standards for Mercury Emissions from Coal-Fired Electric Power Generation Plants among all the provinces which was initially implemented in 2010, with caps in mercury emissions for each of the provinces. We believe that we have the most effective technology for the EGUs and that we maintain a strong patent position for our mercury emissions technologies in Canada.

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

At the present time, there are 21 EGUs in the U.S. that currently use our SEA technologies and buy product from us. We expect to continue to conduct numerous demonstrations on prospective customer units and make supply offerings throughout the rest of 2023 and thereafter.

Patent Enforcement

We believe that a significant percentage of coal-fired power plants in the United States have adopted and are infringing upon our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants.

Beginning in 2019, we began to actively enforce its patent rights against unauthorized use of our patented technologies. We initiated our first patent litigation in July 2019 against four major owners and/or operators of coal-fired power plants in the United States and certain of their affiliates, along with certain other third parties in which we have claimed infringement of its patents related to its two-part process for mercury removal from coal-fired power plants. We subsequently entered into agreements with four of the major defendants. Litigation against the remaining parties is ongoing.

We expect to pursue other infringers and have communicated our position to a significant number of them. Although additional litigation may be necessary to enforce our intellectual property rights, we view this as a last resort. Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

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

We previously attempted to pursue the European market and had entered into an agreement with a supplier in 2018 to allow them to commercialize our technology throughout Europe. Such agreement was terminated in 2020 and no revenues had been generated from such agreement prior to its termination. We intend to pursue the European market, although no assurance can be made that any such efforts will be successful. The European market, although significant, is not as large as the market in the U.S.

With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology. Nevertheless, we are optimistic of the prospects for mercury emissions regulations in China and Southeast Asia in the coming years. It is estimated that China represents approximately 50% of the world’s electric production from coal compared to the United States which represents 14%.  We are hopeful that as a result of the Minamata Convention, China as well as other countries will follow the U.S. in regulating mercury emissions.  In April 2023, we entered into an exclusive agency agreement with an unrelated company located in Hong Kong pursuant to which such company has been appointed our exclusive agent in various countries located in Southeast Asia (including but not limited to Singapore, Indonesia, Malaysia and Vietnam) to locate and solicit third parties in such territory interested in obtaining rights to use our technologies and purchasing product supply from us. There can be no assurance that we will be successful in obtaining any significant business in Southeast Asia from such arrangement.

Sales and Marketing

Our marketing strategy is designed to grow our mercury capture solutions in the North American region by building and maintaining the reputation and trust of our work among its customers – specifically by carrying out successful demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and sustaining our operational performance with EGUs under contract – and developing new, and refining our existing, unique emissions technologies. We believe that by offering proven and innovative service offerings, we can attract more customers and partners to our services, creating a network growth effect. We expect that the continuing pursuit of infringers of our patented technologies will yield further licensing and supply agreements.

We believe that these targeted marketing initiatives are the most efficient and cost-effective strategy to sustain the growth of both new and existing customers.

Additional Business Opportunities

We are also developing new technologies to improve the capture rate and environmental concerns of processing REEs.  During the first quarter of 2021, we announced new technologies under development intended to improve the processing of REEs in North America. Such technologies were under development in conjunction with a collaboration with a third party and pursuant to a license and development agreement entered into in October 2019. In October 2022, such license and development agreement expired and has not been extended or renewed. Prior to expiration, such technologies were being evaluated and tested but had not yet been commercialized. We plan to evaluate and test other related technologies for the extracting of REEs from their solvent state which we have developed and do not involve any of the technologies subject to the expired license and development agreement. In tandem with our efforts in REEs, we have been exploring remediation technologies for wastewater and coal ash from coal-fired power plants, as well as water treatment. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. There can be no assurance that we will be successful in the development of these technologies.

On January 31, 2023, we entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin as described below (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States.  Dakin is a company owned and controlled by Richard MacPherson, the Company’s Chief Executive Officer and President.  The Dakin IP consists of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants.  We believe the Dakin IP can be an effective supplement to our core business of mercury emissions removal at coal-fired power plants and provide an additional revenue stream utilizing our present infrastructure.  Nevertheless, there can be no assurance that the Dakin Agreement will lead to any significant revenues. For additional information, see Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

Competition

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Cabot Corporation, Calgon Carbon Corporation, and Nalco Company. Some of these companies employ large sales staff and are well positioned in the market. However, in most head-to-head tests with competitor products, our SEA technology has consistently performed better in mercury removal, at lower projected costs. We believe that our SEA technology is superior to offerings of our competitors and, with its highly experienced staff, we have shown that we can compete effectively in these markets.

Raw Materials

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products for effective mercury removal from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

Seasonality

Our products and services are connected to the power market. This market has changed over recent years, creating a greater proportional residential load demand. With this shift in demand and load, we have experienced some seasonal changes in billing cycles as our current customer concentration is in the Southwestern United States, where many of our customers decrease capacity in such winter months. The price and availability of natural gas can also influence the amount of generation provided by coal-fired plants.

Employees

We currently have 11 full-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Corporate Information

We were originally incorporated on July 19, 1983 in the State of Utah and subsequently domesticated as a Delaware corporation in February 2007. We changed our name to Midwest Energy Emissions Corp. effective on October 7, 2011. ME2C Environmental is a trade name of Midwest Energy Emissions Corp.

Our wholly owned subsidiary, MES, Inc., was originally incorporated in December 2008 in the State of North Dakota.

Effective on June 21, 2011, we completed a merger transaction (the “Merger”) whereby MES, Inc. (then called Midwest Energy Emissions Corp.) became our wholly owned subsidiary. As a result of the Merger, our business began to focus on the delivery of mercury capture technologies to power plants in North America, Europe, and Asia.

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

Our major competitors in the U.S. and Canada include companies such as Advanced Emissions Solutions, Inc., Cabot Corporation, Calgon Carbon Corporation, and Nalco Company. These companies employ large sales staff and are well positioned in the market. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of sales and technical staff. If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

We own a number of significant patents and patents pending covering the U.S., Canada, Europe, and China for our technology. Certain critical technology related to our systems and products is protected by trade secret laws and confidentiality and licensing agreements. There can be no assurance that outstanding patents will not be challenged or circumvented by competitors, or that such other protection provided by trade secret laws and confidentiality and licensing agreements will prove adequate. We cannot assure you that we will have adequate remedies against contractual counterparties for disclosure of our trade secrets or violation of ME2C’s intellectual property rights. As a result, we may not be able to successfully defend our patents or protect proprietary aspects of our technology.

We may not be successful in patent litigation.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Investors should note that patent litigation, like most types of commercial litigation, can be expensive, time-consuming, and unpredictable. Although we have already entered into agreements with each of the four major utility defendants in this litigation, such action will continue with respect to the other defendants still involved. There is no assurance that the continuing litigation with the remaining defendants, or any future patent litigation which we may commence, will be successful. In addition, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing.

We depend on third-party suppliers for materials needed to implement our emissions technologies; availability of raw materials and volatility in price could impact our results of operations.

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products for effective mercury removal from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

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

Our mercury-emissions control technologies are used by coal-fired power plants primarily in the United States. At such times that gas prices remain low for sustained periods of time or such prices drop substantially, power suppliers will likely rely more upon gas-fired units rather than coal plants in meeting their power needs.  Historically, gas prices have been volatile and are likely to remain volatile in the future due to numerous factors beyond our control. Although market prices for natural gas have recently remained relatively high, we cannot predict when such prices may decline and remain low for an extended period of time which, in such event, will likely cause a weaker demand for our products. In addition, mild winter months in the U.S. will also result in less of a power demand which will also be expected to negatively impact our operations.

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

The ongoing coronavirus disease (COVID-19) outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including the implementation of travel bans and restrictions and the extended shutdown of certain businesses in impacted geographic regions. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain, and customers. Nevertheless, the duration and scope of the COVID-19 pandemic continues to be uncertain. If the coronavirus situation should worsen, we may experience disruptions to our business including, but not limited to, the availability of raw materials and equipment, to our workforce, or to our business relationships with other third parties. The extent to which the coronavirus impacts our operations in other areas or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Maintaining and improving our financial controls may divert management’s attention and increase costs.

We are subject to the requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming, or costly and may also place undue strain on our personnel, systems, and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2022. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout the rest of 2023 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Further, investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future. Relatedly, if we fail to remediate any such material weakness in the future, we may not be able to accurately report our financial condition or results of operations.

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

Doubt regarding our ability to continue as a going concern has been expressed in the past.

The accompanying consolidated financial statements as of December 31, 2022 have been prepared assuming we will continue as a going concern.

As reflected in the consolidated financial statements for the year ended December 31, 2022, we had approximately $1.5 million in cash at December 31, 2022. In addition, we had cash provided by operating activities of $0.1 million for the year ended December 31, 2022, had working capital of $2.3 million and an accumulated deficit of $68.7 million at December 31, 2022. On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of December 31, 2022. Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our recent revenue growth, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. We believe we will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

As reflected in the consolidated financial statements for the year ended December 31, 2021, we had $1,388,000 in cash at December 31, 2021, along with cash provided by operating activities of $206,000 for the year ended December 31, 2021. However, we had a working capital deficit of $11,692,000 and an accumulated deficit of $67.1 million at December 31, 2021. In addition, all existing secured and unsecured debt held by our principal lender in the principal amount of $13.4 million was to mature on August 25, 2022, other than the profit share liability, which was within one year from the issuance of such consolidated financial statements.

Investors should note that such evaluation is performed by management each annual and interim reporting period.

Discretion in the use of available funds

Management has discretion concerning the use of our available funds, as well as the timing of their expenditure. As a result, investors will be relying on the judgment of management for the application of our available funds. The results and the effectiveness of the application of the available funds are uncertain. If the available funds are not applied effectively, the results of our operations may suffer. Stockholders may not agree with the manner in which management chooses to allocate and spend our available funds.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is "appropriate and necessary" to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after a consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants.  In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place.  Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 "appropriate and necessary" determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding.  Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

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

Risks Associated with our Common Stock

Our common stock currently has a limited trading market, which could affect your ability to sell shares of our common stock and the price you may receive for our common stock.

Our common stock is currently traded in the over-the-counter market on the OTCQB maintained by OTC Markets Group Inc. under the symbol "MEEC. " However, as the OTCQB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than Nasdaq or other national securities exchanges, there has been only limited trading activity in our common stock, and we have a relatively small public float compared to the number of our shares outstanding. While we have applied to list our common stock on the TSX-V and have obtained conditional approval, we cannot predict the extent to which investors’ interest in our common stock will provide an active and liquid trading market if our common stock is listed on the TSX-V.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this "Risk Factors" section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

■	the results of operating and financial performance and prospects of other companies in our industry;
■	strategic actions by us or our competitors, such as acquisitions or restructurings;
■	announcements of innovations, increased service capabilities, new or terminated customers, or new, amended, or terminated contracts by our competitors;
■	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
■	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry or about the market for coal-fired power in the U.S. or abroad;
■	changes in government policies in the United States and, as our international business increases, in other foreign countries;
■	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
■	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
■	changes in accounting standards, policies, guidance, interpretations, or principles;
■	any lawsuit involving us, our services, or our products;
■	arrival and departure of key personnel;
■	sales of common stock by us, our investors or members of our management team; and
■	changes in general market, economic and political conditions in the United States, and global economies or financial markets, including those resulting from natural or man-made disasters.

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

We currently intend to retain all of our future earnings to finance the growth and development of our business, and therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We believe it is likely that our Board of Directors will continue to conclude that it is in the best interests of the Company and its stockholders to retain all earnings (if any) for the development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Our articles of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents, and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Delaware General Corporate Law. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit the Company and stockholders.

Our common stock is currently characterized as a "penny stock" under SEC rules. It may be more difficult to resell securities classified as "penny stock. "

Our common stock is currently characterized as a "penny stock" under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as "established customers" or "accredited investors." For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

U.S. legal remedies available to an investor in "penny stocks" may include the following:

■

If a "penny stock" is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

■	If a "penny stock" is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a "penny stock" in the future.

A reverse stock split, if ever implemented, could cause our stock price to decline relative to its value before the split and decrease the liquidity of shares of our common stock.

At a special meeting of stockholders held on February 24, 2022, our stockholders approved a proposal which authorizes our Board of Directors, in its sole and absolute discretion, to effect a reverse stock split of our common stock at a ratio to be determined by the Board, ranging from one-for-two to one-for-seven, at such time and date, if at all, as determined by the Board in its sole discretion, but no later than December 31, 2023. As of the date of this report, we do not have any plans to effectuate a reverse stock split.  Nevertheless, in the event a reverse stock split is implemented at any time in the future, there is no assurance that that the reverse stock split will not cause an actual decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Potential future sales pursuant to Rule 144.

Many of the shares of our common stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the United States Securities Act of 1933, as amended. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances, sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the price of our common stock.

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

Item 3. Legal Proceedings.

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Such action was commenced in order to actively defend our patented technologies that we believe have been significantly utilized by various parties.  Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, we allege that each of the defendants has willfully infringed certain of our patents and seek unspecified damages, attorney fees, costs, and injunctive relief.

During 2020, each of the four major utility defendants – Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., and Talen Energy Corporation – in the above action filed petitions for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate certain claims to the patents which are subject to the litigation.

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

The litigation is continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the lawsuit should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. In September 2021, we received approval from the District Judge of the U.S. District Court in Delaware of the adoption of this report and recommendation of the Magistrate Judge to allow us to proceed with litigation claims against certain refined coal entities.

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

The fact discovery portion of the litigation has concluded.  A jury trial date has been scheduled for November 2023.

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

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2022, and have no program in place at the present time to buy any equity securities in the future.

Holders

As of May 12, 2023, there were 408 stockholders of record of our common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”. The approximate number of beneficial stockholders is estimated to be 3,000.

Dividends

We have not declared any cash dividends to date and have no current plan to do so in the foreseeable future. In addition, until such time that the AC Midwest Energy, LLC promissory notes are paid in full, we are not permitted to issue any dividends.

Transfer Agent

The Transfer Agent and Registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2022, with respect to each equity compensation plan under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	4,775,000	$0.75	0
Equity compensation plans approved by security holders	14,101,912	$0.42	1,570,174
Total	18,876,912	$0.50	1,570,174

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

Overview

We are an environmental services and technologies company developing and delivering patented and proprietary solutions to the global power industry, specializing in mercury emissions removal technologies. We provide mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (“SEA”) technology. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than currently used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is "appropriate and necessary" to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after a consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants.  In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place.  Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 "appropriate and necessary" determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding.  Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

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

We continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. We also seek license agreements with utilities while allowing them to use our SEA® technologies without our supply of products. During 2021 and 2022, we have announced various supply contract extensions, new supply business and license agreements. We expect additional supply business and license agreements during 2023 and thereafter, including converting certain licensees to supply customers.

On February 25, 2019, we were able to complete the restructuring of our unsecured and secured debt obligations held by AC Midwest Energy LLC extending the maturity dates of these debts until August 2022 which was recently extended to August 2025 (see below) and eliminating quarterly principal payment requirements. Pursuant thereto, AC Midwest was issued an unsecured note with a principal amount outstanding of $13.2 million which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement entered into on such date with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13.0 million, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13.2 million (the “Unsecured Note”). The Unsecured Note, which is now scheduled to mature on August 25, 2025, bears a zero cash interest rate. Pursuant to the Unsecured Note Financing Agreement, AC Midwest shall also be entitled to a profit participation preference (the “Profit Share”) which was equal to 1.0 times the original principal amount but has recently been adjusted (see below). The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to our intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement, as amended). In addition, there remains outstanding to AC Midwest a principal balance of approximately $272,000 due under a secured note issued on November 29, 2016, in the original principal amount of approximately $9.6 million which also has a maturity date of August 25, 2022 and recently extended to August 2025 (the “Secured Note”).

On October 28, 2022, we executed Amendment No. 1 to Unsecured Note Financing Agreement with AC Midwest pursuant to which the maturity date of the Unsecured Note was extended to August 25, 2025. In addition, the parties agreed that the Profit Share be increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931. In addition, on October 28, 2022, we executed Amendment No. 4 to the Amended and Restated Financing Agreement with AC Midwest pursuant to which the maturity date of the Secured Note was extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum.

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

From June through October 2019, we raised $2,600,000 in a private placement offering of 12.0% unsecured convertible promissory notes and warrants sold and issued to certain accredited investors. In February 2021, $50,000 of such principal was voluntarily converted into shares of common stock, and in June 2021, the remaining principal balance of $2,550,000 was voluntarily converted by the holders thereof into shares of our common stock.

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above-described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit. As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. The fact discovery portion of the litigation has concluded. A jury trial date has been scheduled for November 2023.

During the first quarter of 2021, we announced new technologies under development intended to improve the processing of rare earth elements (REEs) in North America. Such technologies were under development in conjunction with our collaboration with an Alabama third party entity and its affiliates and pursuant to a license and development agreement entered into in October 2019. In October 2022, such license and development agreement expired and has not been extended or renewed. Prior to expiration, such technologies were being evaluated and tested but had not yet been commercialized. We plan to evaluate and test other related technologies for the extracting of REEs from their solvent state which we have developed and do not involve any of the technologies subject to the expired license and development agreement. In tandem with our efforts in REEs, we have been exploring remediation technologies for wastewater and coal ash from coal-fired power plants, as well as water treatment. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. There can be no assurance that we will be successful in the development of these technologies.

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

On April 20, 2023, we received conditional approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). The listing is subject to our fulfilling certain requirements of the TSX-V in accordance with the terms of the conditional approval letter. Upon completion of the final listing requirements, we expect to be listed on the TSX-V as a Tier 1 Industrial, Technology, or Life Sciences Issuer under the symbol "MEEC".

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

Results of Operations

Revenues

We generated revenues of approximately $21,620,000 and $13,012,000 for the years ended December 31, 2022 and 2021, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $20,644,000 and $11,004,000 for the years ended December 31, 2022 and 2021, respectively. The increase in revenues from the prior year was primarily driven by increased sorbent product sales due to the increased supply demands in the coal-fired market as well as expansion of our customer base.

Licensing revenues were approximately $651,000 and $1,707,000 for the years ended December 31, 2022 and 2021, respectively. Such decrease was primarily due to greater licensing revenues generated in 2021 from agreements entered into with certain of the defendants in the patent litigation commenced in 2019.

Equipment sales and other revenues for the years ended December 31, 2022 and 2021 were approximately $325,000 and 301,000, respectively. This increase was primarily due to increased equipment rental revenues in 2022 compared to 2021, partially offset by a decrease in demonstrations and consulting revenue.

Costs and Expenses

Total costs and expenses were approximately $23,184,000 and $16,622,000 during the years ended December 31, 2022 and 2021, respectively. The increase in total costs and expenses from the prior year is primarily attributable to the increase in cost of sales due primarily to increased sales, offset by a decrease in interest expense and an increase  in the profit share liability of approximately $802,000. In addition, there was a gain on extinguishment of debt recognized in the year ended December 31, 2021 in the approximate amount of $600,677, for which there was not a comparable item recognized in the current year.

Cost of sales were approximately $14,599,000 and $7,939,000 for the years ended December 31, 2022 and 2021, respectively. The increase in cost of sales is primarily attributable to increased sales.

Selling, general and administrative expenses were approximately $6,117,000 and $5,934,000 for the years ended December 31, 2022 and 2021, respectively.

Interest expense related to the financing of capital was approximately $1,570,000 and $2,818,000 for the years ended December 31, 2022 and 2021, respectively. The decrease is due to the 2021 stock conversion incentives provided to certain notes and accelerated interest expense upon conversion of notes, partially offset by the reduced interest on the notes payable as notes were converted to stock as well as the unsecured note with our primary lender reaching its original maturity of August 25, 2022. The breakdown of interest expense for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended
	December 31,
	2022	2021
	(In thousands)

Interest expense on notes payable	$53	$277
Accelerated interest expense upon conversion of notes	-	343
Additional interest upon conversion of notes	-	221
Amortization of discount of notes payable	1,438	1,855
Amortization of debt issuance costs	79	122

	$1,570	$2,818

Loss on change in fair value of profit share liability were approximately $802,000 and $531,000 for the years ended December 31, 2022 and 2021, respectively. The change in 2022 is primarily attributed to changes in the assumptions and an increase in the amount of the profit share (See Note 2 to the consolidated financial statements).

There was a gain on extinguishment of debt of $600,677 during the year ended December 31, 2021 of which there was not a comparable item for the year ended December 31, 2022. Such gain relates to the loan proceeds we received in April 2020 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. Such loan was forgiven in January 2021 pursuant to the applicable PPP requirements.

Net Income (Loss)

For the year ended December 31, 2022, we had a net loss of approximately $1,581,000 compared to a net loss $3,633,000 for the year ended December 31, 2021. Such change was primarily due to a number of factors. Gross profit (revenues minus cost of sales) increased by approximately $1,948,000 and interest expense decreased approximately $1,248,000 for 2022 compared to 2021.  In addition, the change in value of the profit share liability in 2022 resulted in a loss of approximately $802,000 which increased our overall costs and expenses for the year ended December 31, 2022 by such amount.

Liquidity and Capital Resource

We had approximately $1,504,000 in cash on our balance sheet at December 31, 2022 compared to approximately $1,388,000 at December 31, 2021. Total current assets were approximately $5,540,000 and total current liabilities were approximately $3,224,000 at December 31, 2022, resulting in working capital of approximately $2,316,000.  This compares to total current assets of approximately $3,791,000 and total current liabilities of approximately $15,483,000 at December 31, 2021, resulting in working capital deficit of approximately $11,692,000. Our accumulated deficit was approximately $68.7 million at December 31, 2022 compared to $67.1 million at December 31, 2021. Additionally, we had a net loss in the amount of approximately $1,581,000 and cash provided by operating activities of approximately $71,000 for the year ended December 31, 2022.

The accompanying consolidated financial statements as of December 31, 2022 have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, we had approximately $1.5 million in cash at December 31, 2022. In addition, we had cash provided by operating activities of $0.1 million for the year ended December 31, 2022, had working capital of $2.3 million and an accumulated deficit of $68.7 million at December 31, 2022.  On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of December 31, 2022. Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our recent revenue growth, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. We believe we will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total Assets

Total assets were approximately $9,340,000 at December 31, 2022 versus approximately $8,135,000 at December 31, 2021. The change in total assets is primarily attributable to an approximate $1,763,000 increase in accounts receivable, together with an increase in cash offset by decreases in inventory, right of use asset and intellectual property.

Total Liabilities

Total liabilities were approximately $16,757,000 at December 31, 2022 versus approximately $18,374,000 at December 31, 2021. The decrease is primarily due to a decrease in the unsecured and secured notes payable as a result of the amendments in 2022.

Operating Activities

Net cash provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $71,000 for the year ended December 31, 2022 compared to net cash provided by operating activities of approximately $206,000 for the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities was approximately $11,000 for the year ended December 31, 2022 and 2021 due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $55,700 for the year ended December 31, 2022, compared to net cash provided by financing activities of approximately $602,000 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company received approximately $58,000 from the exercise of stock options.  During the year ended December 31, 2021, the Company received approximately $299,000 from the issuance of notes payable, $247,000 from the exercise of warrants and $126,000 from the exercise of stock options.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues, and expenses. We use estimates in accounting for, among other items, profit share liability, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and or intangible assets would be adjusted, based on estimates of future discounted cash flows. We evaluated the recoverability of the carrying value of our equipment. No impairment charges were recognized for the years ended December 31, 2022 and 2021, respectively.

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

Disaggregation of Revenue

We generated revenue for the years ended December 31, 2022 and 2021 by (i) delivering product to our commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of our technology at customers with the intent of entering into long term supply agreements based on the performance of our products during the demonstrations and (iv) licensing our technology to customers.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are no longer subject to tax examinations by tax authorities for years prior to 2018.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the year December 31, 2022 and 2021, respectively:

	For the Year Ended
	December 31, 2022	December 31, 2021
	(In thousands)

Net loss	$(1,581)	$(3,633)

Non-GAAP adjustments:
Depreciation and amortization	555	679
Interest	1,570	2,818
Change in fair value of profit share	802	531
Gain on extinguishment of debt	-	(601)
Income Taxes	18	23
Stock based compensation	672	1,011

Adjusted EBITDA	$2,036	$828

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Financial Information

Years Ended December 31, 2022 and 2021

To the Stockholders and Board of Directors of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. and Subsidiary (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Profit Share Liability – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

In connection with the Unsecured Note disclosed in Note 9 to the financial statements, the Company shall pay the principal outstanding, as well as a profit participation preference (the “profit share liability”).  The Company calculates the fair value of the profit share liability every quarter utilizing management estimates.  The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments.  The fair value of the profit share liability is determined on a Level 3 measurement. The fair value of the profit share liability fluctuates over time based on management estimates.  As of December 31, 2022, the fair value of the profit share liability was approximately $3.6 million.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition Rotenberg Meril Solomon Bertiger & Guttilla, P.C. by Marcum LLP effective February 1, 2022).

Saddle Brook, NJ

May 12, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. and Subsidiary (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor from 2020 to 2022.

Saddle Brook, New Jersey

April 5, 2022

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$1,504,225	$1,388,307
Accounts receivable	2,777,607	1,015,053
Inventory	991,131	1,075,401
Prepaid expenses and other current assets (related party of $0 and $70,000)	267,393	312,008
Total current assets	5,540,356	3,790,769

Security deposits	10,175	10,175
Property and equipment, net	1,828,592	1,829,544
Right of use asset - operating lease	51,563	390,098
Intellectual property, net	1,909,597	2,114,197
Total assets	$9,340,283	$8,134,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses (related party of $25,000 and $206,554)	$2,946,835	$2,267,711
Current portion of equipment notes payable	-	2,677
Current portion of operating lease liability	43,262	340,207
Customer credits	167,000	167,000
Accrued salaries	67,478	562,430
Secured note payable – related party	-	271,686
Unsecured note payable, net of discount and issuance costs – related party	-	11,871,254
Total current liabilities	3,224,575	15,482,965

Operating lease liability	11,289	54,551
Secured note payable, net of discount – related party	219,962	-
Unsecured note payable, net of discount and issuance costs – related party	9,663,056	-
Profit share liability – related party	3,638,260	2,836,743
Total liabilities	16,757,142	18,374,259

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock; $0.001 par value; 150,000,000 shares authorized; and 93,087,796 and 89,115,951 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	93,088	89,116
Additional paid-in capital	61,188,442	56,788,321
Accumulated deficit	(68,698,389)	(67,116,913)

Total stockholders’ deficit	(7,416,859)	(10,239,476)

Total liabilities and stockholders’ deficit	$9,340,283	$8,134,783

See accompanying notes to these consolidated financial statements.

 MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Revenues	$21,620,153	$13,012,049

Costs and expenses:
Cost of sales	14,598,745	7,938,947
Selling, general and administrative expenses (related party of $300,000 and $325,676)	6,117,421	5,934,132
Interest expense (related party of $1,570,446 and $2,018,289)	1,570,446	2,817,895
Loss on investment	95,500	-
Gain on extinguishment of debt	-	(600,677)
Loss on change in fair value of profit share	801,517	531,435
Total costs and expenses	23,183,629	16,621,732

Loss before provision for income taxes	(1,563,476)	(3,609,683)

Provision for income taxes	(18,000)	(23,000)

Net loss	$(1,581,476)	$(3,632,683)

Net income (loss) per common share - basic and diluted:	$(0.02)	$(0.04)

Weighted average common shares outstanding – basic and diluted	90,025,209	84,666,319

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

Year Ended December 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	282,367	-	282,367

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	3,250,000	3,250	122,417	-	125,667

Capital contribution for gain on extinguishment of secured note payable – related party	-	-	54,983	-	54,983

Capital contribution for gain on extinguishment of unsecured note payable – related party	-	-	3,722,743	-	3,722,743

Issuance of stock for exercise of options	216,664	217	58,116		58,333

Net loss	-	-	-	(1,581,476)	(1,581,476)

Balance December 31, 2022	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Year Ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance – January 1, 2021	78,096,326	78,096	50,202,477	(63,484,230)	(13,203,532)

Stock issued for interest payable on convertible notes	723,900	724	614,615	-	615,339

Stock issued for conversion of convertible notes	8,880,000	8,880	4,431,120	-	4,440,000

Exercise of warrants	899,856	900	245,908	-	246,808

Stock issued for consulting services	275,000	275	200,225	-	200,500

Exercise of stock options	225,000	225	126,025	-	126,250

Share based compensation expense	-	-	967,967	-	967,967

Cashless exercise of stock options	15,869	16	(16)	-	-

Net loss	-	-	-	(3,632,683)	(3,632,683)

Balance – December 31, 2021	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	For the year Ended December 31, 2022	For the year Ended December 31, 2021

Cash flows from operating activities
Net loss	$(1,581,476)	$(3,632,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	263,646	-
Stock issued for interest expense	-	356,109
Stock-based compensation	408,034	967,967
Stock issued for consulting services	-	43,521
Amortization of discount of notes payable	1,438,615	2,249,891
Amortization of debt issuance costs	79,188	121,957
Amortization of right to use assets	338,535	405,771
Amortization of patent rights	204,600	204,599
Depreciation expense	11,679	68,460
Gain on forgiveness of debt	-	(600,677)
Loss on change in fair value of profit share	801,517	531,435
Changes in operating assets and liabilities
(Decrease) Increase in accounts receivable	(1,762,554)	101,029
Decrease (Increase) in inventory	84,270	(515,274)
Increase in prepaid expenses and other assets	(59,030)	(59,841)
Decrease in security deposits	-	2,080
Decrease in accrued salaries	(494,952)	(286,277)
Increase in accounts payable and accrued liabilities	679,124	655,755
Decrease in operating lease liability	(340,207)	(407,842)
Net cash provided by operating activities	70,989	205,980

Cash flows from investing activities
Purchase of property and equipment	(10,727)	(10,975)
Net cash used in investing activities	(10,727)	(10,975)

Cash flows from financing activities
Payment of convertible note	-	(10,000)
Payments of notes payable	-	(32,788)
Payments of equipment notes payable	(2,677)	(27,367)
Proceeds from exercise of warrants	-	246,808
Proceeds from exercise of stock options	58,333	126,250
Proceeds from the issuance of notes payable	-	299,380
Net cash provided by financing activities	55,656	602,283

Net increase in cash and cash equivalents	115,918	797,288

Cash and cash equivalents - beginning of period	1,388,307	591,019

Cash and cash equivalents - end of period	$1,504,225	$1,388,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,643	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$53,333	$156,979
Common stock issued for conversion of convertible notes	$-	$4,440,000
Common stock issued for interest payable	$-	$615,339
Common stock issued for consulting services	$106,667	$43,521

See accompanying notes to these consolidated financial statements.

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

ME2C Sponsor LLC and ME2C Acquisition Corp.

ME2C Sponsor LLC is a limited liability company formed in the State of Delaware and is a wholly owned subsidiary of Midwest Energy Emissions Corp. and owns 85% of ME2C Acquisition Corp. A decision was made in January 2023 to liquidate these entities. As such, as of December 31, 2022, the Company wrote off the assets for these entities and recorded a $95,500 loss.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”).

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the year ended December 31, 2022 and 2021.

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

Cash and profit share liability were the only asset and liability measured at fair value on a recurring basis by the Company at December 31, 2022 and December 31, 2021. Cash is considered to be Level 1 and profit share liability is considered to be Level 3.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2022 and December 31, 2021 due to their short-term maturities.

The fair value of the promissory notes payable at December 31, 2022 and December 31, 2021 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates as of December 31, 2022 and December 31, 2021. The fair value of the promissory notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual promissory notes.

The fair value of the profit share liability at December 31, 2022 and December 31, 2021 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2022
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party (1)	$3,638,260	$-	$-	$3,638,260
Total Liabilities	$3,638,260	$-	$-	$3,638,260

		Fair Value Measurement as of
		December 31, 2021
	Total	Level 1	Level 2	Level 3

Liabilities:

Profit share liability – related party (1)	$2,836,743	$-	$-	$2,836,743
Total Liabilities	$2,836,743	$-	$-	$2,836,743

(1) See Note 9 - Related Party

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

Disaggregation of Revenue

The Company generated revenue for the year ended December 31, 2022 and 2021 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the year ended December 31, 2022 and 2021. All sales were in the United States.

	December 31, 2022	December 31, 2021
Product revenue	$20,644,438	$11,003,810
License revenue	650,938	1,706,954
Demonstrations & Consulting revenue	108,000	167,180
Equipment revenue	216,777	134,105
	$21,620,153	$13,012,049

Accounts receivable and allowance for doubtful accounts

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believed that the accounts receivable were fully collectable and no allowance for doubtful accounts was deemed to be required on its accounts receivable at December 31, 2022. The Company historically has not experienced significant uncollectible accounts receivable. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2018.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. There were no dilutive potential common shares as of December 31, 2022 and 2021, because the Company incurred a net loss and basic and diluted losses per common share are the same.

	December 31,	December 31,
	2022	2021

Stock Options	18,876,912	18,318,326
Warrants	3,285,000	4,285,000
Total common stock equivalents excluded from basic and dilutive loss per share	22,161,912	22,603,326

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2022 and December 31, 2021 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the year ended December 31, 2022, four customers represented 21%, 16%, 13% and 11% of the Company’s revenues, and for the year ended December 31, 2021, four customers represented 15%, 13%, 12% and 12% of the Company’s revenues.

At  December 31, 2022, four customers represented 24%, 18%, 16% and 10% of the Company’s accounts receivable, and at December 31, 2021, four customers represented 23%, 22%, 15% and 11% of the Company’s accounts receivable.

For the year ended December 31, 2022, 84% of the Company’s purchases related to three suppliers. For the year ended December 31, 2021, 86% of the Company’s purchases related to two suppliers. At December 31, 2022 and 2021, 81% and 66% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive

Contingencies

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

As reflected in the consolidated financial statements, the Company had approximately $1.5 million in cash at December 31, 2022. In addition, the Company had cash provided by operating activities of $0.1 million for the year ended December 31, 2022, had working capital of $2.3 million and an accumulated deficit of $68.7 million at December 31, 2022.

The accompanying consolidated financial statements as of December 31, 2022 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025 (see Note 9 - Related Party). As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of December 31, 2022. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and the Company’s recent revenue growth, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Raw Materials	$577,126	$637,084
Spare Parts	90,374	86,118
Finished Goods	294,701	352,199
	$991,131	$1,075,401

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Equipment & installation	$1,095,140	$1,976,634
Trucking equipment	845,102	834,375
Office equipment, computer equipment and software	20,295	20,295
Total equipment	1,960,537	2,831,304

Less: accumulated depreciation	(1,939,652)	(2,809,467)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,828,592	$1,829,544

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the year ended December 31, 2022 and 2021 depreciation expense was $11,679, and $68,460, respectively.

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

License and patent costs capitalized as of December 31, 2022 and December 31, 2021 are as follows:

	December 31,	December 31,
	2022	2021
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,159,398)	(954,798)
Intellectual property, net	$1,909,597	$2,114,197

Amortization expense for the year ended December 31, 2022 and 2021 was $204,600 and $204,599, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 - Notes Payable

On February 25, 2020, and pursuant to a Business Loan Agreement entered into with a banking institution, the Company’s wholly owned subsidiary, MES, Inc. closed on a one-year secured loan in the principal amount of $200,000 bearing interest at 8.75% per annum. Principal and interest is to be paid in equal monthly installments until the loan was paid in full on February 26, 2021. The note was secured by substantially all of the assets of MES, Inc.

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

Note 8 - Convertible Notes Payable

From July 30, 2013 through December 24, 2013, the Company sold convertible notes and warrants to unaffiliated accredited investors totaling $1,902,500 (the “2013 Notes”). From February 8, 2021 to February 15, 2021, the Company issued 1,880,000 shares of common stock to certain holders of the 2013 Notes for the conversion of the outstanding principal of such notes in the aggregate amount of $940,000, based upon a conversion rate of $0.50 per share. On April 9, 2021, the Company issued 60,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $30,000, and on August 18, 2021, the Company issued 20,000 shares of common stock to another holder of such notes for the conversion of outstanding principal in the amount of $10,000, each based upon a conversion rate of $0.50 per share. On August 24, 2021, the Company prepaid the outstanding principal balance of another of such notes in the principal amount of $10,000. As of December 31, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2013 Notes.

On June 15, 2018, the Company issued 2018 Unsecured Convertible Notes (the “2018 Unsecured Notes”) totaling $560,000 and warrants to certain then holders of the 2013 Notes in exchange for their secured 2013 Notes, and from August 31, 2018 through October 30, 2018, the Company issued additional 2018 Unsecured Notes totaling $300,000 and warrants to unaffiliated investors. Pursuant to the terms of the 2018 Unsecured Notes, if at any time after six months from the issuance of the 2018 Notes, the closing price of the Company’s common stock exceeds $1.00 per share for 10 consecutive trading days, the Company shall have the right to force conversion of all of the outstanding principal of such Notes. Pursuant to notice dated February 17, 2021, the Company notified all such holders that as a result closing price of the Company’s common stock having exceeded $1.00 per share for 10 consecutive trading days, the Company was electing to force conversion of all such outstanding principal. Between February 26, 2021 and March 8, 2021, the Company issued 690,000 shares of common stock to certain holders of the 2018 Unsecured Notes for conversion of the outstanding principal of such Notes in the aggregate amount of $345,000, and on March 17, 2021, the Company issued 1,030,000 shares of common stock to the remaining holders of the 2018 Unsecured Notes for the conversion of the remaining outstanding principal in the aggregate amount of $515,000, all based upon a conversion rate of $0.50 per share. As of December 31, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2018 Unsecured Notes.

From June 18, 2019 through October 23, 2019, the Company sold 2019 Unsecured Convertible Notes (the “2019 Unsecured Notes”) totaling $2,600,000 and warrants to unaffiliated accredited investors. On February 26, 2021, the Company issued 100,000 shares of common stock to a certain holder of the 2019 Unsecured Notes for the conversion of outstanding principal in the amount of $50,000, based upon a conversion rate of $0.50 per share. Pursuant to a letter dated June 14, 2021, the Company offered each of the holders of the 2019 Unsecured Notes the opportunity to voluntarily convert the outstanding principal into shares of common stock at conversion ratio of 0.50 per share and, if converted prior to June 30, 2021, still be paid interest through September 30, 2021. With such offer, all accrued and unpaid interest, and additional interest through September 30, 2021, would be paid in shares of common stock at a rate of $1.00 per share, in lieu of payment in cash. As a result thereof, and between June 17, 2021 and June 23, 2021, (i) the outstanding principal totaling $2,550,000 was voluntarily converted by the holders thereof into an aggregate of 5,100,000 shares of common stock of the Company at a conversion price of $0.50 per share, and (ii) all accrued and unpaid interest thereon, together with additional interest through September 30, 2021, which together totaled $229,500, was converted into an aggregate of 229,500 shares of common stock of the Company. The Company recognized a conversion inducement cost of $98,515 related to the conversion. As of December 31, 2022 and December 31, 2021, total principal of $0, was outstanding on the 2019 Unsecured Notes. There is no further liability related to the profit share due to the voluntary conversion of all of the 2019 Unsecured Notes.

Note 9 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a new restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a new secured note with AC Midwest (the “AC Midwest Secured Note”) in the original principal amount of $9,646,686, which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the years ended December 31, 2022 and 2021 was $38,557 and $41,319 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest agreed to waive compliance with a certain financial covenant of the Restated Financing Agreement and strike this covenant in its entirety as of the effective date of the amendment. Also, pursuant to Amendment No. 3, the parties agreed that the maturity date for the remaining principal balance due under the AC Midwest Secured Note would be extended from December 15, 2018 to August 25, 2022. The amendment was accounted for as an extinguishment in accordance with ASC 470-50 with no gain or loss recorded.

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 4 to the Amended and Restated Financing Agreement pursuant to which the maturity date of the AC Midwest Secured Note was extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum. The Company has accounted for the extension as debt extinguishment with a related party. As such the Company recorded a capital contribution of $54,983 on this exchange which is related to the difference in fair value of the note on the date of the exchange.

As of both December 31, 2022 and December 31, 2021, total principal of $271,686 was outstanding on this note.

Amortized discount recorded as interest expense for the year ended December 31, 2022 and 2021 was $3,259 and $0, respectively. As of December 31, 2022, the unamortized balance of the discount was $51,724, which is being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment, net of amortized discount of $230,868	(3,491,875)	-

Less discounts and debt issuance costs	-	(1,283,677)

Total unsecured note payable	9,663,056	11,871,254

Less current portion	-	(11,871,254)

Unsecured note payable, net of current portion	$9,663,056	$-

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

In accordance with ASC 470-60-15-5, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to note as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original debentures of $1,070,819. Since the amendment was with a related party defined in ASC 470-50-40-2 the Company recorded a Capital contribution of $3,412,204 on this exchange which is primarily related to the difference in fair value of the note on the date of the exchange. The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount is based on an applicable market rate for unsecured debt for the Company of 21% and will be amortized as interested expense over the life of the loan. Amortized discount recorded as interest expense for the year ended December 30, 2022 and 2021 was $1,204,488 and $1,855,000, respectively. As of December 31, 2022, the unamortized balance of the discount was $0 and the unamortized balance of the debt issuance costs was $0.

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

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 1 to Unsecured Note Financing Agreement (“Amendment No. 1”) pursuant to which the maturity date of the AC Midwest Unsecured Note was extended to August 25, 2025. In addition, the parties agreed that the Profit Share be increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931. The Company has accounted for the extension as debt extinguishment with a related party. As such the Company recorded a capital contribution of $3,234,469 on this exchange which is related to the difference in fair value of the note on the date of the exchange.

Amortized discount recorded as interest expense post Amendment No. 1 for the year ended December 31, 2022 and 2021 was $230,868 and $0, respectively. As of December 31, 2022, the unamortized balance of the discount was $3,491,875, which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at December 31, 2022 to calculate the Profit Share liability included: quarterly cash flows ranging from $100,000 to $350,000 from early 2024 to late 2041 and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the years ended December 31, 2022 and 2021.

Profit Share as of January 1, 2022	$2,836,743
Addition	147,575
Loss on change in fair value of profit share	653,942
Profit Share as of December 31, 2022	$3,638,260

Profit Share as of January 1, 2021	$2,305,308
Addition	-
Loss on change in fair value of profit share	531,435
Profit Share as of December 31, 2021	$2,836,743

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

Short term debt

On June 13, 2022, the Company entered into a promissory note in the amount of $250,000 with the Company’s Chairman of the Board of Directors. The note bears interest at 6% and is due on the earlier of 90 days or the Company having cash of $1,200,000. The note was repaid in full in 2022. Interest expense for the year ended December 31, 2022 was $4,937.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $481,250 and $287,500 for the year ended December 31, 2022 and 2021, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At December 31, 2022 and December 31, 2021, $25,000 and $206,554, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s Chief Financial Officer for the purchase price of $10,727 which the parties determined to be its fair market value.

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

For the twelve months ended December 31, 2022 and 2021, the Company recorded an operating lease right of use asset and liabilities as follows:

	December 31,	December 31,
	2022	2021

Right of use asset - operating lease	$51,563	$390,098
Current portion of operating lease liability	43,262	340,207
Operating lease liability	11,289	54,551

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31,
2023	$45,000
2024	11,250
Total	56,250
Less discount	(1,699)
Total lease liabilities	54,551
Less current portion	(43,262)
Operating lease obligation, net of current portion	$11,289

The weighted average remaining lease term for operating leases is 1.17 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the year ended December 31, 2022, payments on lease obligations were $260,360 and amortization on the right of use assets was $338,535.

For the year ended December 31, 2022 and 2021, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease costs	$338,535	$405,771

Note 11 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2022 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

On July 17, 2019, the Company initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed certain of the Company’s patents and seeks unspecified damages, attorneys fees, costs and injunctive relief.

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

As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. The fact discovery portion of the litigation has concluded. A jury trial date has been scheduled for November 2023.

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

Note 12 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the year ended December 31, 2022 and 2021, stock based compensation expense amounted to $671,681 and $1,011,488, respectively. Such expense is classified in selling, general and administrative expenses.

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

On May 31, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as expense over the vesting period. The expense for the year ended December 31, 2022 was $70,667.

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

On May 31, 2022, the Company granted nonqualified stock options to the following executive officers: John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations) – nonqualified stock options to each acquire 500,000 shares of the Company’s common stock; and Jami Satterthwaite (Chief Financial Officer) – nonqualified stock options to acquire 100,000 shares of the Company’s common stock. On such date, two other employees were also granted nonqualified stock options to each acquire 50,000 shares of the Company’s common stock. All of such options were granted under the 2017 Plan and are exercisable at $0.21 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable and expire five years from their issuance date. Based on a Black-Scholes valuation model, these options were valued at $143,745, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 2.5 years, volatility of 96.83%, discount rate of 2.62% and dividends of $0.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	18,318,326	$0.53	2.89	$2,961,965

Grants	1,200,000	0.21		-
Expirations	(415,000)	1.00
Exercised	(226,414)	0.27		-
December 31, 2022	18,876,912	$0.50	2.31	$246,666

Options exercisable at:
December 31, 2022	18,876,912	$0.50	2.31	$246,666

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.2641 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during 2022 include 216,664 that were exercised for cash and 9,750 which were a cashless exercise

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

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2021	4,285,000	$0.63	2.47	$-

Grants	-	-	-	-
Expirations	(1,000,000)	0.70	-	-
Exercised	-	-	-	-
December 31, 2022	3,285,000	$0.70	1.37	$-

Warrants exercisable at:
December 31, 2022	3,285,000	$0.70	1.37	$-

The following table summarizes information about common stock warrants outstanding at December 31, 2022:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	3,285,000	1.37	$0.70

$0.70	3,285,000	1.37	$0.70

Note 14 - Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2022	2021 (as adjusted)
Federal
Current	$-	$-
Deferred	-	-
State and local
Current	18,000	23,000
Deferred	-	-
Income tax provision	$18,000	$23,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021, (as adjusted)
U.S. federal statutory rate	21.0%	21.0%
State taxes	(2.6)%	(2.5)%
Deferred tax asset adjustments	0.1%	8.4%
Non-deductible amortization of debt discount	(20.9)%	(13.8)%
Non-taxable change in profit share liability	(10.8)%	(3.1)%
Change in valuation allowance	12.0%	(10.6)%
Income tax provision	(1.2)%	(0.6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset related to the net operating loss carryforward was adjusted to agree with income tax filings through the tax period ended December 31, 2021. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2022	2021 (as adjusted)
Deferred tax assets:
Net operating loss carryforwards	$6,495,000	$6,689,000
Stock based compensation	2,008,000	1,872,000
Other	23,000	1,430,000
Total deferred tax assets	8,526,000	8,691,000
Deferred tax liabilities:
Property and equipment	(1,000)	-
Intangible assets	(98,000)	(76,000)
Total deferred tax liabilities	(99,000)	(76,000)

Valuation Allowance	(8,427,000)	(8,615,000)

Net deferred tax asset	$-	$-

As of December 31, 2022, the Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $30,573,000 available to offset taxable net income in a given year of which $23,576,000 expires from 2026 through 2037 and $6,997,000 does not expire. The Company also has state NOL carryforwards of approximately $1,694,000 which start to expire in 2024. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the valuation allowance decreased by $188,000 and $189,000, respectively.

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

There were no unrecognized tax benefits as of December 31, 2022.  The Company is no longer subject to tax examinations by tax authorities for years prior to 2018.  If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.” No interest or penalties on unpaid tax were recorded during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 15 – Disclosure of Prior Period Financial Statement Error

The Company revised certain previously issued disclosures related to the components of its deferred tax assets and liabilities and valuation allowance as of December 31, 2021. Additionally, the Company has revised the reconciliation of its income tax rate computed using the federal statutory rate for the year ended December 31, 2021. Since the Company provided a full valuation allowance on its net deferred tax assets, there was no impact to the Balance Sheet, Statement of Operations, Statement of Cash Flows or Statement of Stockholders’ Equity as of and for the year ended December 31, 2021.

The Company corrected its net operating loss carryforward and other deferred tax assets as of December 31, 2021, based on further analysis. The Company further reviewed its disclosure of the rate reconciliation and valuation allowance of its deferred tax assets. The below table summarizes the revisions to the reconciliation of the Company’s income tax rate computed using the federal statutory rate compared with the Company’s actual income tax rate for the year ended December 31, 2021:

			For the
			Year Ended
			December 31,
	2021	Adjustment	2021, Adjusted
U.S. federal statutory rate	21.0%	0.0%	21.0%
State taxes	4.3%	(6.8)%	(2.5)%
Deferred tax asset adjustments	33.5%	(25.1)%	8.4%
Non-deductible amortization of debt discount	0.0%	(13.8)%	(13.8)%
Non-taxable change in profit share liability	0.0%	(3.1)%	(3.1)%
Change in valuation allowance	(63.6)%	53.0%	(10.6)%
Income tax provision	(4.8)%	4.2%	(0.6)%

The below table summarizes the revisions to the deferred tax assets and liabilities as of December 31, 2021:

			2021
	2021	Adjustment	Adjusted
Deferred tax assets:
Net operating loss carryforwards	$9,312,000	$(2,623,000)	$6,689,000
Stock based compensation	1,762,000	110,000	1,872,000
Other	143,000	(13,000)	130,000
Total deferred tax assets	11,217,000	(2,526,000)	8,691,000
Deferred tax liabilities:
Property and equipment	(41,000)	41,000	-
Intangible assets	(76,000)	-	(76,000)
Total deferred tax liabilities	(117,000)	41,000	(76,000)

Valuation allowance	(11,100,000)	2,485,000	(8,615,000)

Net deferred tax asset	$-	-	-

Note 16 - Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States.  Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  The Dakin IP consists of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants.

On February 1, 2023, the Company issued (i) 850,000 shares of common stock to the Company’s Chairman of the Board upon a cash exercise of options to purchase an aggregate of 850,000 shares of common stock at exercise prices ranging from $0.19 to $0.27 per share or $209,500 in the aggregate, (ii) 110,000 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 250,000 shares of common stock at an exercise price of $0.28 per share based upon a market price of $0.50 per share as determined under the terms of the option, and (iii) 155,000 shares of common stock to a director of the Company upon a cashless exercise of an option to purchase 250,000 shares of common stock at an exercise price of $0.19 per share based upon a market price of $0.50 per share as determined under the terms of the option.

On February 20, 2023, the Company issued 17,858 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 50,000 shares of common stock at an exercise price of $0.27 per share based upon a market price of $0.42 per share as determined under the terms of the option.

Between February 21, 2023 and February 23, 2023, the Company issued an aggregate of 29,022 shares of common stock to three employees and one former employee upon a cashless exercise of options to purchase an aggregate of 80,000 shares of common stock at an exercise price of $0.27 per share based upon market prices ranging from $0.42 to $0.43 per share as determined under the terms of the options.

On March 8, 2023, and pursuant to an advisor agreement dated March 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 125,000 shares of the Company’s common stock at an exercise price of $0.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Fifty percent of the option and shall vest and become exercisable on September 1, 2023 and the remaining fifty percent shall vest and become exercisable on March 1, 2024. The option will expire five years after the date of grant.

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Fifty percent of the option and shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant.

On April 20, 2023, the Company received conditional approval to list its shares of common stock on the TSX Venture Exchange (the "TSX-V"). The listing is subject to the Company’s fulfilling certain requirements of the TSX-V in accordance with the terms of the conditional approval letter. Upon completion of the final listing requirements, the Company expects to be listed on the TSX-V as a Tier 1 Industrial, Technology, or Life Sciences Issuer under the symbol "MEEC".

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2022, the Company’s disclosure controls and procedures were ineffective as a result of material weaknesses in our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2022. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2022, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Remediation

Certain actions have been taken in recent years to address certain aspects of the material weaknesses disclosed above. During the fourth quarter of 2019 we hired a new full-time Controller (who became our Chief Financial Officer in June 2021), closed our Lewis Center, Ohio office and moved our corporate headquarters to our Corsicana, Texas address which has allowed us to consolidate our manufacturing and distribution activities, [bookkeeping and accounting] at one location.  Also, in the fourth quarter of 2019, we hired a financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters, which firm continues to provide service to us.  Beginning in January 2020, we replaced our previous accounting software with a more efficient software package to manage our business activities and accounting needs.

Effective as of December 30, 2022, our Chief Financial Officer resigned but continues to provide financial, accounting and bookkeeping services to us.  In addition, effective as of March 1, 2023, we retained another certified public accountant to perform bookkeeping and accounting services and retained a new Chief Financial Officer, through a company which provides part-time CFOs to various business entities.  We believe the foregoing will assist in strengthening our overall control environment including the need for segregation of duties.

Although we believe that these efforts effectively strengthen our disclosure controls and procedures as well as our internal control over financial reporting, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2023 and beyond. Due to the nature of the remediation process, the need to have sufficient resources (cash or otherwise) to devote to such efforts, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this report about our executive officers and members of our board of directors.

Name	Age	Position
Richard MacPherson	67	President and Chief Executive Officer, Director
Christopher Greenberg	56	Chairman of the Board, Director
John Pavlish	64	Senior Vice President and Chief Technology Officer
James Trettel	54	Vice President of Operations
David M. Kaye	68	Secretary, Director
Gregory R. Powell	51	Chief Financial Officer

Executive Officers

Richard MacPherson has been a Director of the Company since June 2011 and has served as President and Chief Executive Officer of the Company since March 2015. Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Since 2008, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, and marketing, as well as in several entrepreneurial ventures in the communications, hospitality, geological, and real estate development industries.  We believe that Mr. MacPherson’s deep experience in business and strong leadership skills, coupled with being the founder of our operating subsidiary and his extensive knowledge of our technology, qualifies him to serve on our board.

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

James Trettel has been Vice President of Operations since January 2014. Mr. Trettel possesses over 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to the Company. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc. of sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering.

Gregory R. Powell was appointed as Chief Financial Officer on February 10, 2023, to be effective March 1, 2023. Mr. Powell has over 15 years of experience as a senior financial professional with both large and small-scale international operations in multiple sectors. Since June 2020, he has been a principal of The CFO Centre which provides part-time CFOs to various business entities. In addition to his role with the Company, Mr. Powell has served as Chief Financial Officer of Multi-Metal Development Ltd. (TSXV: MLY) since January 2021. Prior to that, he acted as Chief Financial Officer of IntelliPharmaCeutics International Inc. (TSX: IPCI) from February 2019 to March 2020, Director of Finance for Wave Financial Inc. from August 2018 to January 2019, and Director of Finance for Pixelworks Canada and its predecessor ViXS Systems Inc. (TSX: VXS) from August 2013 to August 2018. Mr. Powell is a Chartered Professional Accountant - Certified General Accountant and a Certified Fraud Examiner, and in 2012 was awarded Fellowship in the Association of Chartered Certified Accountants.

Directors

Please see the information regarding Richard MacPherson under “Executive Officers” above.

Christopher Greenberg has been a director of the Company since June 2013 and Chairman of the Board since December 2014. Beginning in 1997, Mr. Greenberg and his wife co-owned multiple Express Employment Professionals franchises. Express Employment Professionals is a staffing agency that provides full time and temporary job placement, human resources services and consulting. In 2003, Mr. Greenberg and his wife co-founded Global Safety Network, which grew into a leading, national provider of workforce risk management solutions. Mr. Greenberg served as its Chief Executive Officer from 2003 to May 2021.  In 2015, Mr. Greenberg and his wife also co-founded Greenberg Enterprises, which provides business management and consulting services.  Global Safety Network was sold in June 2022 and their final Express Employment Professionals franchise was sold in January 2023.  These recent business sales have enabled Mr. Greenberg to devote additional time towards the growth of Greenberg Enterprises and its related entities.  As an entrepreneur and operating Executive, Mr. Greenberg has demonstrated his ability to lead diverse professional teams to higher levels of achievement in a variety of highly competitive industries, cutting-edge markets, and fast-paced environments.  He has strong business and technical qualifications with a track record of more than 30 years of hands-on experience in strategic planning, business development, project management, mergers and acquisitions, and partnerships.  We believe that Mr. Greenberg’s deep experience in business, along his strong entrepreneurial and executive management background, qualifies him to serve on our board.

David M. Kaye has been a director of the Company since June 2019 and Secretary since December 2019. Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Kay & Rosenberg, LLP, located in Roseland, New Jersey, since the firm’s inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in business, corporate, and securities matters. From March 2006 to June 2011, Mr. Kaye was a director of China Youth Media, Inc., resigning from such position effective with the merger between the Company with MES, Inc. which was completed in June 2011. From December 2000 to October 2009, Mr. Kaye also served on the Board of Directors of Dionics, Inc. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979).  We believe that Mr. Kaye’s deep experience in business and transactional matters and working with public companies qualifies him to serve on our board.

There are no family relationships between any of the directors and executive officers of the Company.

Composition of Our Board of Directors

Our Board currently consists of three members.  There are no contractual obligations regarding the election of our directors.  We do not currently have a standing nominating committee and the functions of identifying, evaluating, and selecting candidates for the Board are performed by the Board as a whole. The Board will, from time to time, assesses potential candidates to fill perceived needs on the Board based on required skills, expertise, independence and other factors. In considering whether to nominate any particular candidate for election to the Board, the Board uses various criteria to evaluate each candidate, including the candidate’s ability to further the interest of the stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. The Board does not set specific minimum qualifications or assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee.  Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Audit Committee

Due to the resignation of certain independent directors in recent years, and due to the current small size of the board, the Board as a whole now acts and shall continue to act as the audit committee until such time, if any, that the number of authorized and elected directors is increased or the committees are otherwise reconfigured.

The audit committee’s charter requires that such committee shall consist of no fewer than three directors.  Each member of the audit committee shall be an independent director of the Company if required to satisfy the independence requirements of any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements. The audit committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, our internal control and disclosure control system, and the audits of our financial statements. In this regard, the Audit Committee shall approve our retention of independent auditors and pre-approve any audit or non-audit services performed by them. It shall review with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also shall review with the independent accountants and with management the results of audits and various other financial and accounting matters affecting us.

Each member of the Audit Committee must be able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement, at the time of his or her appointment to the Audit Committee. In addition, at least one member must have past employment experience in finance or accounting, requisite professional certification in accounting, of any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Unless otherwise determined by the Board, at least one member of the Audit Committee shall be a “financial expert”, as defined by applicable rules of the Securities and Exchange Commission and such securities exchange or market on which the Company’s securities are traded.

The full text of our audit committee charter is posted on the investor relations portion of our website at http://www.me2cenvironmental.com. We do not incorporate the information contained on, or accessible through, our corporate website into this report, and you should not consider it a part of this report.

The Board of Directors has no committees at the present time other than the Audit Committee.

Corporate Governance

Directors of Delaware corporations are subject to the fiduciary duties of care and loyalty which includes the subsidiary duties of good faith, oversight and disclosure.  The Board of Directors has found that the fiduciary duties placed on individual directors by applicable laws and legal requirements have helped to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

In addition, the Board of Directors has adopted a written code of ethics and business conduct (the “Code of Conduct”), which outlines a set of ethical standards by which each director, officer and employee, of the Company should conduct his or her business. The objective of the Code of Conduct is to provide guidelines for maintaining our commitment to honesty, integrity, and ethical behavior. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with customers, suppliers, competitors and employees, insider trading, compliance with laws, and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential, or the appearance of conflicts of interest. Our Board of Directors will have ultimate responsibility for the stewardship of and monitoring compliance with the Code of Conduct. Directors, officers, and employees may be required periodically to review the Code of Conduct and acknowledge in writing their understanding of and compliance with the Code.  Our Code of Business Conduct and Ethics reflects the foregoing principles. A copy of the Code of Conduct is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505-6115.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11.   Executive Compensation.

The following discussion relates to the compensation of our named executive officers, as determined under applicable SEC rules for smaller reporting companies like us, for the years ended December 31, 2022 and 2021, consisting of Richard MacPherson, our President and Chief Executive Officer, John Pavlish, Senior Vice President, and James Trettel, Vice President of Operations.

Fiscal Year 2022 and 2021 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard MacPherson, President and Chief Executive Officer, Director (1)	2022 2021	$411,667 $395,000	- -	$57,120 -	- $307,050	$31,680 $48,886	$500,467 $750,936
John Pavlish, Senior Vice President (2)	2022 2021	$330,000 $330,000	- -	- -	$69,838 $204,700	$14,300 $14,384	$414,138 $552,084
James Trettel, Vice President of Operations (3)	2022 2021	$316,667 $300,000	- -	- -	$159,279 $204,700	$12,200 $11,600	$488,146 $516,300

(1)

Mr. MacPherson was appointed President and Chief Executive Officer in March 2015.  From January 1, 2017 to October 31, 2022, Mr. MacPherson’s annual base salary was $395,000. Since November 1, 2022, Mr. MacPherson’s annual base salary has been $495,000.  Mr. MacPherson is currently employed pursuant to a three-year employment letter agreement which was entered into on January 29, 2019, and effective January 1, 2019, which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2021, Mr. MacPherson was granted a five-year nonqualified stock option to acquire 750,000 shares of common stock exercisable at $0.78 per share. During 2022, Mr. MacPherson was granted a retention stock bonus award in the amount of 3,000,000 shares of common stock. Such award was granted on November 8, 2022.  So long as Mr. MacPherson remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when Mr. MacPherson is no longer in the continuous employ of the Company, unless due to death, disability or a change in control.

34

(2)

Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish entered into an employment agreement effective as of November 16, 2014. Pursuant to his employment agreement, Mr. Pavlish agreed to be employed by the Company as Senior Vice President. From January 1, 2017 to December 31, 2022, Mr. Pavlish’s annual base salary was $330,000. Since January 1, 2023, Mr. Pavlish’s annual base salary has been $415,000. As of December 31, 2022, $29,063 of Mr. Pavlish’s 2021 salary remained unpaid. Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company.  During 2021, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.78 per share.  During 2022, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.21 per share.

(3)

Mr. Trettel was appointed Vice President of Operations in January 2014. Mr. Trettel is also entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and is eligible to receive bonus compensation, if any, as the Company shall from time to time determine. From January 1, 2017 to October 31, 2022, Mr. Trettel’s annual base salary was $300,000.  Since November 1, 2022, Mr. Trettel’s annual base salary has been $400,000.  Mr. Trettel is also entitled to participate in any stock option and incentive plans adopted by the Company.  During 2021, Mr. Trettel was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.78 per share.  During 2022, Mr. Trettel was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.21 per share.

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of restricted stock awards and stock option awards granted to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The dollar amount shown in the “Stock Awards” column for Mr. MacPherson reflects the grant date fair value recognized in 2022 only for the retention stock award granted in November 2022 which is subject to a vesting schedule.  The full amount for the entire grant is reflected in the table below.  The dollar amounts shown in the “Option Awards” column for Mr. Pavlish and Mr. Trettel reflect the grant date fair value recognized for stock options granted in 2022 plus the compensation expense associated with the extension of the expiration dates of certain stock options which extensions were authorized in January 2022. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the restricted stock awards and stock options granted to the executive officers:

Name	Year	Stock Awards (#)	FASB ASC Topic 718 Value ($)	Stock Options (#)	FASB ASC Topic 718 Value ($)	Extension of Stock Options (#)	FASB ASC Topic 718 Value ($)
Richard MacPherson	2022	3,000,000	960,0000	-		-	-
	2021	-	-	750,000	307,050	-	-
John Pavlish	2022	-	-	500,000	59,900	50,000	9,938
	2021	-	-	500,000	204,700	-	-
James Trettel	2022	-	-	500,000	59,900	500,000	99,379
	2021	-	-	500,000	204,700	-

(5)	The amounts shown for 2022 and 2021 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match ($)	Group Term Life Insurance ($)	Auto Allowance and Other Benefits ($)
Richard MacPherson	2022	-	-	31,680
	2021	11,600	-	37,286
John Pavlish	2022	12,200	-	2,100
	2021	11,600	-	2,784
James Trettel	2022	12,200	-	-
	2021	11,600	-	-

Outstanding Equity Awards as of December 31, 2022

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2022 by each executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2022 by such executives.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option Expiration Date
Richard MacPherson	250,000	-	$0.81	June 28, 2024
Richard MacPherson	750,000	-	$1.20	June 28, 2024
Richard MacPherson	250,000	-	$0.28	February 5, 2023
Richard MacPherson	8,229	-	$0.29	July 6, 2023
Richard MacPherson	16,458	-	$0.21	July 6, 2023
Richard MacPherson	16,458	-	$0.17	July 31, 2023
Richard MacPherson	16,458	-	$0.25	August 31, 2023
Richard MacPherson	16,458	-	$0.26	September 30, 2023
Richard MacPherson	16,458	-	$0.20	October 31, 2023
Richard MacPherson	1,500,000	-	$0.27	June 28, 2024
Richard MacPherson	500,000	-	$0.19	July 8, 2025
Richard MacPherson	500,000	-	$0.58	December 14, 2025
Richard MacPherson	750,000	-	$0.78	November 22, 2026
John Pavlish	2,000,000	-	$0.74	June 28, 2024
John Pavlish	1,000,000	-	$0.45	June 28, 2024
John Pavlish	50,000	-	$1.15	February 10, 2027
John Pavlish	50,000	-	$0.27	February 23, 2023
John Pavlish	6,875	-	$0.29	June 8, 2023
John Pavlish	13,750	-	$0.21	June 30, 2023
John Pavlish	13,750	-	$0.17	July 31, 2023
John Pavlish	13,750	-	$0.25	August 31, 2023
John Pavlish	13,750	-	$0.26	September 30, 2023
John Pavlish	13,750	-	$0.20	October 31, 2023
John Pavlish	13,750	-	$0.33	November 30, 2023
John Pavlish	13,750	-	$0.25	December 31, 2023
John Pavlish	600,000	-	$0.27	June 28, 2024
John Pavlish	500,000	-	$0.19	July 8, 2025
John Pavlish	500,000	-	$0.58	December 14, 2025
John Pavlish	500,000	-	$0.78	November 22, 2026
John Pavlish	500,000	-	$0.21	May 31, 2027
James Trettel	250,000	-	$0.42	June 28, 2024
James Trettel	500,000	-	$1.15	February 10, 2027
James Trettel	50,000	-	$0.27	February 23, 2023
James Trettel	6,250	-	$0.29	June 8, 2023
James Trettel	12,500	-	$0.21	June 30, 2023
James Trettel	12,500	-	$0.17	July 31, 2023
James Trettel	12,500	-	$0.25	August 31, 2023
James Trettel	12,500	-	$0.26	September 30, 2023
James Trettel	12,500	-	$0.20	October 31, 2023
James Trettel	12,500	-	$0.33	November 30, 2023
James Trettel	12,500	-	$0.25	December 31, 2023
James Trettel	1,000,000	-	$0.27	June 28, 2024
James Trettel	500,000	-	$0.19	July 8, 2025
James Trettel	500,000	-	$0.58	December 14, 2025
James Trettel	500,000	-	$0.78	November 22, 2026
James Trettel	500,000	-	$0.21	May 31, 2027

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical and  dental, our employee stock purchase plan, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. Our 401(k) plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, we match 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2022 and 2021, we contributed $61,678 and $64,968, respectively, to the 401(k) plan. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. At this time, we do not provide special benefits or other perquisites to our executive officers.

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

Tax and Accounting Treatment of Compensation

                Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While the board of directors considers deductibility factors when making compensation decisions, the board also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance, and prospects, as well as rewarding extraordinary contributions. No compensation to named executive officers exceeded this threshold in 2022.

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

We have established an insider trading policy which provides guidelines to officers, directors and employees with respect to transactions in the Company’s securities. The Company’s insider trading policy prohibits certain actions by such individuals relating to buying and selling common stock of the Company, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade.  The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party.  Such plans provide a defense from insider trading liability.  As of December 31, 2022, no director or named executive officer had a trading plan in place.

Stockholder Advisory Vote on Executive Compensation

Our Company held an advisory vote on executive compensation in 2021 and intends to take such action annually in the future. The Board intends to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation

Director Compensation Table for Year Ended December 31, 2022

The following table sets forth information regarding the compensation for 2022 of each non-executive member of the board of directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Christopher Greenberg	100,000	33,000	19,368	152,368
David M. Kaye	-	22,000	-	22,000

(1)

Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The dollar amount shown in the “Options Awards” column for Mr. Greenberg reflects the compensation expense associated with the extension of the expiration date of a stock option which extension was authorized in January 2022. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock awards and stock options granted to the Directors for 2022:

Name	Stock Awards (#)	FASB ASC Topic 718 Value	Stock Options (#)	FASB ASC Topic 718 Value	Extension of Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	150,000	33,000	-	-	100,000	19,368
David M. Kaye	100,000	22,000	-	-	-	-

Mr. Greenberg is paid $100,000 per year for serving as Chairman of the Board. As of December 31, 2022, Mr. Kaye was not paid any cash compensation for service on the Board in 2022. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as May 12, 2023 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is calculated based on 94,249,676 shares of common stock outstanding as of May 12, 2023.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of May 12, 2023 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 1810 Jester Drive, Corsicana, Texas 75109.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (7)

Richard MacPherson	16,131,345	(1)	16.4%
Christopher Greenberg	6,030,533	(2)	6.4%
John Pavlish	6,806,928	(3)	6.8%
James Trettel	4,180,685	(4)	4.3%
David M. Kaye	680,000	(5)	*
Alterna Core Capital Assets Fund II, L.P., et al	11,700,000	(6)	12.4%
All current directors and executive officers as a group (6 persons)	33,829,491		31.0%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)

Includes 11,790,826 shares owned by Mr. MacPherson and 4,340,519 shares which Mr. MacPherson has the right to acquire upon exercise of options. 3,000,000 of such shares owned by Mr. MacPherson were issued to him pursuant to a retention stock bonus award granted on November 8, 2022.  So long as Mr. MacPherson remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when Mr. MacPherson is no longer in the continuous employ of the Company, unless due to death, disability or a change in control.

(2)

Includes 5,422,533 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, 3,000 shares owned by Mr. Greenberg’s wife, and 600,000 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,053,803 shares owned by Mr. Pavlish and 5,753,125 shares which Mr. Pavlish has the right to acquire upon exercise of options.

(4)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by Mr. Trettel’s wife, and 3,843,750 shares which Mr. Trettel has the right to acquire upon exercise of options.

(5)	Includes 255,000 shares owned by Mr. Kaye and 425,000 shares which Mr. Kaye has the right to acquire upon exercise of options.

(6)

Represents 11,700,000 shares owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Eric M. Press, Roger P. Miller, and Earle Goldin. The address for the Reporting Persons is 10 Corporate Drive, Suite 2204, Bedford, NH 03110.

(7)

Applicable percentage ownership for each stockholder is based on 94,249,676 shares of common stock outstanding as of May 12, 2023 plus any securities that stockholder has the right to acquire within 60 days of May 12, 2023 pursuant to options, warrants, conversion privileges, or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants, or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of May 12 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under Item 11 Executive Compensation and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

On June 1, 2021, we entered into a Debt Repayment and Exchange Agreement with AC Midwest which at closing was expected to repay all existing secured and unsecured debt obligations then held by AC Midwest (the "Debt Repayment Agreement").  The closing was subject to various conditions including but not limited to the completion of an offering of equity securities resulting in net proceeds of at least $12.0 million by December 31, 2021, which was extended to June 30, 2022. Such closing conditions were not met by June 30, 2022.  On October 28, 2022, and in connection with the amendments to the financing documents executed on October 28, 2022 as described below, the parties agreed to terminate the Debt Repayment Agreement with immediate effect pursuant to which none of the parties shall have any further responsibility or liability thereunder.

AC Midwest is the holder of an unsecured note with a principal amount outstanding of $13,154,930.60 which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement (the "Unsecured Note Financing Agreement") entered into on such date with AC Midwest, pursuant to which AC Midwest exchanged a previously issued subordinated unsecured note in the principal amount of $13,000,000, together with all accrued and unpaid interest thereon, for a new unsecured note in the principal amount of $13,154,930.60 (the "Unsecured Note"). The Unsecured Note was scheduled to mature on August 25, 2022 and bears a zero cash interest rate.  Pursuant to the Unsecured Note Financing Agreement, AC Midwest shall also be entitled to a profit participation preference equal to 1.0 times the original principal amount (the "Profit Share").   Prior to maturity, the outstanding principal, as well as the Profit Share, are to be paid from Net Litigation Proceeds from claims relating to our intellectual property, Net Revenue Share and Adjusted Free Cash Flow (as such terms are defined in the Unsecured Note Financing Agreement, and to the extent set forth therein).  Any remaining principal balance due on the Unsecured Note shall be due and payable in full on the maturity date.  The Profit Share, however, if not paid in full on or before the maturity date shall remain subject to the Unsecured Note Financing Agreement until full and final payment.  The Profit Share is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to our intellectual property, Net Revenue Share and Adjusted Free Cash Flow.

On August 30, 2022, AC Midwest agreed to a short-term extension of the maturity date of the Unsecured Note from August 25, 2022 to September 30, 2022, and on September 28, 2022, AC Midwest agreed to an additional short-term extension of such maturity date from September 30, 2022 to October 31, 2022 in order to provide the Company sufficient time in which to conclude the process of negotiating certain changes and modifications to such financing arrangements with AC Midwest.

On October 28, 2022, we executed Amendment No. 1 to the Unsecured Note Financing Agreement with AC Midwest pursuant to which the maturity date of the Unsecured Note was extended to August 25, 2025 and the Profit Share was increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931. In addition, the parties agreed that a portion any Equity Offering Net Proceeds (as defined in Amendment No. 1) received by us shall also be used to pay the outstanding principal due on the Unsecured Note and Profit Share.

In addition, there remains outstanding to AC Midwest a principal balance of $271,686 due under a secured note issued on November 29, 2016, in the original principal amount of $9,646,686, which also was scheduled to mature on August 25, 2022 (the "Secured Note").  Similar to the maturity date of the Unsecured Note, the two short-term extensions described above also extended the maturity date of the Secured Note to October 31, 2022.

On October 28, 2022, we executed Amendment No. 4 to the amended and restated financing agreement with AC Midwest dated November 1, 2016 (“Amended and Restated Financing Agreement”) pursuant to which the maturity date of the Secured Note was extended to August 25, 2025 and the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum.

On October 28, 2022, the Company and AC Midwest also entered into a repurchase option agreement (“Repurchase Option Agreement”) pursuant to which we shall have the option to repurchase a portion of the Common Shares owned by AC Midwest at a purchase price of $0.50 per share until the earlier of (i) the date AC Midwest’s beneficial ownership reaches 5.0% of the Company’s issued and outstanding common stock, or (ii) August 25, 2025.

AC Midwest beneficially owns, or controls or directs, directly or indirectly, 10% or more of the outstanding shares of our common stock.

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $481,250 for the year ended December 31, 2022 for legal services rendered. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm.

On June 13, 2022, the Company entered into a promissory note in the amount of $250,000 with the Company’s Chairman of the Board of Directors. The note bore interest at 6% and was due on the earlier of 90 days or the Company having cash of $1,200,000.  On October 11, 2022, such loan together with all accrued interest was repaid in full by the Company.

On January 31, 2023, we entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products (the “Dakin Products”) comprising certain intellectual property owned by Dakin as described below (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States.  Dakin is a company owned and controlled by Richard MacPherson, the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  Under the Dakin Agreement, Dakin shall purchase from the Company 100% of Dakin’s requirements for the Dakin Products containing the Dakin IP for all sales of the Dakin Products outside of the United States, subject to the availability of the products from the Company, at a pricing formula set forth in the Dakin Agreement.  The Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date, and pay Dakin a royalty on all sales of the Dakin Products made by the Company in the United States.  The Company has also agreed to provide Dakin with technical support as requested by Dakin at such technical support rates set forth in the Dakin Agreement subject to adjustment. The Dakin IP consists of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants.

Director Independence

 For purposes of this Annual Report on Form 10-K, the independence of our directors has been determined under the listing standards of the The Nasdaq Stock Market. The Board has determined that currently one of our directors, Christopher Greenberg, qualifies as an independent director. In making that determination, the Board considered the relationships that each director has with us and all other facts and circumstances the Board deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed or billable by Marcum LLP and its predecessor Rotenberg Meril Solomon Bertiger & Guttilla, P.C., our independent registered public accounting firm, for audit and non-audit services rendered to us relating to 2022 and 2021. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2022	2021
Principal Accounting Fees
Audit fees (1)	$178,870	$144,192
Audit-related fees (2)	$0	$23,508
Tax fees	$0	$0
All other fees	$0	$0
Total aggregate fees	$178,870	$167,700

(1)

The aggregate audit fees billed or expected to be billed for professional services rendered by our principal accountants for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $178,870 and $144,192 for the years ended December 31, 2022 and 2021, respectively.

(2)

The aggregate fees billed for Audit-related professional services rendered by our principal accountants consisted of work performed in connection with proposed registration statements was $0 and $23,508 for the years ended December 31, 2022 and 2021, respectively.

All fees described above were pre-approved by the Board.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has not set any pre-approval policies and procedures as of December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2022 and 2021

Consolidated Statements of Operations for Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Deficit for Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits.

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	10/16/2014
4.1	Description of Securities		10-K	05/14/2020
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019		10-K	04/11/2019
10.4	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.5	Midwest Energy Emissions Corp. 2014 Equity Incentive Plan as amended		10-K	03/30/2016
10.6	Form of Option Award Agreement (2014 Equity Incentive Plan)		8-K	02/05/2014
10.7	Security Agreement by and between Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy, LLC dated as of August 14, 2014		8-K	08/15/2014

10.8	Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of November 1, 2016		8-K	11/03/2016
10.9	Amendment No. 1 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of June 14, 2018		8-K	06/20/2018
10.10	Amendment No. 2 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of September 12, 2018		10-Q	11/13/2018
10.11	Amendment No. 3 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.12	Amendment No. 4 to Amended and Restated Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of October 28, 2022		8-K	11/02/2022
10.13	Secured Note dated November 29, 2016		8-K	12/02/2016
10.14	Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 25, 2019		8-K	03/01/2019
10.15	Amended No. 1 to Unsecured Note Financing Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of October 28, 2022		8-K	11/02/2022
10.16	Unsecured Note dated February 25, 2019		8-K	03/01/2019
10.17	Repurchase Option Agreement between Midwest Energy Emissions Corp. and AC Midwest Energy LLC dated as of October 28, 2022		8-K	11/02/2022
10.18	License and Supply Agreement among Dakin Holdings Ltd., Midwest Energy Emissions Corp. and MES, Inc. dated as of January 31, 2023		8-K	02/03/20223
10.19	Midwest Energy Emissions Corp. 2017 Equity Incentive Plan as amended		10-K	04/05/2022
10.20	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
14.1	Code of Ethics	☒
21.1	Subsidiaries of the registrant		10-K	04/11/2019
31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: May 12, 2023	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer	May 12, 2023
Richard MacPherson	and Director (Principal Executive Officer)

/s/ Gregory R. Powell	Chief Financial Officer	May 12, 2023
Gregory R. Powell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Greenberg	Chairman of the Board and Director	May 12, 2023
Christopher Greenberg

/s/ David M. Kaye	Secretary and Director	May 12, 2023
David M. Kaye

