Form 10-Q
period 2023-03-31
Midwest Energy Emissions Corp.
filed 2023-06-06
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 92,254,731 outstanding as of June 6, 2023.

MIDWEST ENERGY EMISSIONS CORP.

2

PART I – FINANCIAL INFOMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

■	the loss of major customers;
■	dependence on availability and retention of key suppliers;
■	changes, or lack of changes, in environmental regulations;
■	risks related to advancements in technologies;
■	lack of diversification in the Company’s business;
■	risks related to intellectual property, including the ability to protect intellectual property and the success of the ongoing patent litigation;
■	competition risks;
■	changes in demand for coal as a fuel source for electricity production;
■	ability to retain key personnel;
■	business interruptions as a result of COVID-19;
■	absence of a liquid public market for our common stock;
■	share price volatility;
■	the potential that dividends may never be declared; and
■	other factors discussed under the caption “Risk Factors” in the Company’s 2022 Form 10-K.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this report, and particularly our forward-looking statements, by these cautionary statements.

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

3

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

Index to Condensed Consolidated Financial Information

As of and for the three months ended March 31, 2023

4

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$2,491,289	$1,504,225
Accounts receivable	696,933	2,777,607
Inventory	926,343	991,131
Prepaid expenses and other assets	198,970	267,393
Total current assets	4,313,535	5,540,356

Security deposits	10,175	10,175
Property and equipment, net	1,828,049	1,828,592
Right of use asset - operating lease	41,733	51,563
Intellectual property, net	1,858,447	1,909,597
Total assets	$8,051,939	$9,340,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party of $70,833 and $25,000)	$2,267,496	$2,946,835
Current portion of operating lease liability	43,805	43,262
Accrued interest	6,113	-
Customer credits	167,000	167,000
Accrued salaries	30,054	67,478
Total current liabilities	2,514,468	3,224,575

Operating lease liability	-	11,289
Secured note payable, net of discount related party	224,771	219,962
Unsecured note payable, net of discount and issuance costs related party	9,987,714	9,663,056
Profit share liability related party	3,829,300	3,638,260
Total liabilities	16,556,253	16,757,142

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 94,249,676 shares issued and outstanding as of March 31, 2023 93,087,796 shares issued and outstanding as of December 31, 2022	94,250	93,088
Additional paid-in capital	61,546,809	61,188,442
Accumulated deficit	(70,145,373)	(68,698,389)

Total stockholders' deficit	(8,504,314)	(7,416,859)

Total liabilities and stockholders' deficit	$8,051,939	$9,340,283

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Revenues	$3,012,749	$3,341,585

Costs and expenses:
Cost of sales	1,995,417	2,342,031
Selling, general and administrative expenses (related party of $129,252 and $75,000)	1,917,908	1,486,177
Interest expense (related party of $335,580 and $497,661)	335,580	498,355
Loss on change in fair value of profit share	191,040	148,961
Total costs and expenses	4,439,945	4,475,524

Net loss before provision for income taxes	(1,427,196)	(1,133,939)

Provision for income taxes	(19,788)	(14,242)

Net loss	$(1,446,984)	$(1,148,181)

Net loss per common share - basic and diluted:	$(0.02)	$(0.01)

Weighted average common shares outstanding	93,834,517	89,119,269

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDTIED)

	Three Months Ended March 31, 2023
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net income	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

	Three Months Ended March 31, 2022
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Issuance of stock options	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	$89,121	$56,926,938	$(68,265,094)	$(11,249,035)

See accompanying notes to these condensed consolidated financial statements.

 MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDTIED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities
Net loss	$(1,446,984)	$(1,148,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation amortization of prepaid services	41,892	43,125
Stock-based compensation expense	120,000	138,622
Amortization of discount of notes payable	329,467	457,401
Amortization of debt issuance costs	-	30,072
Amortization of right to use assets operating lease	9,830	104,697
Amortization of patent rights	51,150	51,150
Depreciation expense	543	8,744
Loss on change in fair value of profit share	191,040	148,961
Change in assets and liabilities
Decrease (Increase) in accounts receivable	2,080,674	(841,905)
Decrease in inventory	64,788	150,335
Decrease (Increase) in prepaid expenses and other assets	56,560	(283)
Decrease in accounts payable and accrued liabilities	(679,339)	(7,354)
Increase in accrued interest	6,113	-
Decrease in accrued salaries	(37,424)	(39,104)
Decrease in operating lease liability	(10,746)	(105,215)
Net cash provided by (used in) operating activities	777,564	(1,008,935)

Cash flows from financing activities
Payments of equipment notes payable	-	(2,677)
Proceeds from exercise of stock options	209,500	-
Net cash provided by (used in) financing activities	209,500	(2,677)

Net increase (decrease) in cash and cash equivalents	987,064	(1,011,612)

Cash and cash equivalents - beginning of period	1,504,225	1,388,307

Cash and cash equivalents - end of period	$2,491,289	$376,695

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$14,242

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on May 15, 2023, from which the accompanying condensed consolidated balance sheet dated December 31, 2022 was derived.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2023, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiaries, MES, Inc. and ME2C Sponsor LLC, and ME2C Acquisition Corp. which is 85% owned by ME2C Sponsor LLC (collectively, the “Company”) . Intercompany balances and transactions have been eliminated in consolidation.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three months ended March 31, 2023 and 2022.

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

Cash and profit share liability were the only asset and liability measured at fair value on a recurring basis by the Company at March 31, 2023 and December 31, 2022.  Cash is considered to be Level 1 and profit share liability is considered to be Level 3.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2023 and December 31, 2022 due to their short-term maturities.

The fair value of the notes payable at March 31, 2023 and December 31, 2022 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates as of March 31, 2023 and December 31, 2022. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

The fair value of the profit share liability at March 31, 2023 and December 31, 2022 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,829,300	$-	$-	$3,829,300
Total Liabilities	$3,829,300	$-	$-	$3,829,200

		Fair Value Measurement as of
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,638,260	$-	$-	$3,638,260
Total Liabilities	$3,638,260	$-	$-	$3,638,260

(1) See Note 7 - Related Party

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2023 and 2022 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three months ended year ended March 31, 2023 and 2022. All sales were in the United States.

	March 31, 2023	March 31, 2022
Product revenue	$2,516,401	$3,198,303
License revenue	455,625	70,282
Demonstrations & Consulting revenue	27,000	27,000
Equipment revenue	13,723	46,000
	$3,012,749	$3,341,585

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

Management believed that the accounts receivable were fully collectable and no allowance for doubtful accounts was deemed to be required on its accounts receivable at March 31, 2023. The Company historically has not experienced significant uncollectible accounts receivable. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2018.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. There were no dilutive potential common shares as of March 31, 2023 and 2022, because the Company incurred a net loss and basic and diluted losses per common share are the same.

	March 31,	March 31,
	2023	2022

Stock Options	17,421,912	18,158,326
Warrants	3,285,000	4,285,000
Total common stock equivalents excluded from basic and dilutive loss per share	20,706,912	22,443,326

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2023 and December 31, 2022 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the three months ended March 31, 2023, three customers represented 31%, 10%, and 10% of the Company’s revenues, and for the three months ended March 31, 2022, two customers represented 18% and 13% of the Company’s revenues.

At March 31, 2023, five customers represented 34%, 20%, 20%, 13%, and 10% of the Company’s accounts receivable, and at March 31, 2022, four customers represented 21%, 17%, 14% and 10% of the Company’s accounts receivable.

For the three months ended March 31, 2023, 84% of the Company’s purchases related to three suppliers. For the three months ended March 31, 2022, 65% of the Company’s purchases related to two suppliers. At March 31, 2023 and 2022, 83% and 57% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Recently Issued Accounting Standards

Issued in June 2021, FASB Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted.  Effective January 1, 2023, the Company adopted ASU No. 2016-13.  The adoption of ASU No. 2016-13 did not have a material effect on the accompanying consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had approximately $2.5 million in cash at March 31, 2023. In addition, the Company had cash provided by operating activities of $0.8 million for the three months ended March 31, 2023, had working capital of $1.8 million and an accumulated deficit of $70.1 million at March 31, 2023.

The accompanying condensed consolidated financial statements as of March 31, 2023 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025 (see Note 7 - Related Party). As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of March 31, 2023. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and the Company’s revenue growth achieved in 2022, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw Materials	$377,329	$606,056
Spare Parts	40,322	90,374
Finished Goods	508,692	294,701
	$926,343	$991,131

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Equipment & installation	$1,095,140	$1,095,140
Trucking equipment	845,102	845,102
Office equipment, computer equipment and software	1,874	20,295
Total equipment	1,942,116	1,960,537

Less: accumulated depreciation	(1,921,774)	(1,939,652)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,828,049	$1,828,592

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended March 31, 2023 and 2022 depreciation expense was $543 and $8,744, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,210,548)	(1,159,398)
Intellectual property, net	$1,858,447	$1,909,597

Amortization expense for the three months ended March 31, 2023 and 2022 was $51,150 and $51,150, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a secured note with AC Midwest (the “AC Midwest Secured Note”), which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended March 31, 2023 and 2022 was $6,113 and $7,653 respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest extended from December 15, 2018 to August 25, 2022.

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 4 to the Amended and Restated Financing Agreement pursuant to which the maturity date of the AC Midwest Secured Note was extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum. The Company has accounted for the extension as debt extinguishment with a related party. As such the Company recorded a capital contribution of $54,983 for the year ended December 31, 2022 on this exchange which is related to the difference in fair value of the note on the date of the exchange.

As of both March 31, 2023 and December 31, 2022, total principal of $271,686 was outstanding on this note.

Amortized discount recorded as interest expense for the three months ended March 31, 2023 and 2022 was $4,809 and $0, respectively. As of March 31, 2023, the unamortized balance of the discount was $46,915, which is being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment, net of amortized discount of $324,658 and $230,841, respectively	(3,167,217)	(3,491,875)

Total unsecured note payable	9,987,714	9,663,056

Less current portion	-	-

Unsecured note payable, net of current portion	$9,987,714	$9,663,056

On November 29, 2016, pursuant to a restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (the “AC Midwest Subordinated Note, which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing.

The Company determined that the rate of interest on the AC Midwest Subordinated Note was a below market rate of interest and determined that a discount of $6,916,687 should be recorded. This discount was based on an applicable market rate for unsecured debt for the Company of 21% and is being amortized as interest expense over the life of the loan.

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

Amortized discount recorded as interest expense for the three months ended March 31, 2023 and 2022 was $324,658 and $457,401, respectively. As of March 31, 2023, the unamortized balance of the discount was $3,167,217, which is being expensed over the life of the loan.

Principal Payments and the Profit Share

In connection with the AC Midwest Unsecured Note the Company shall pay the principal outstanding, as well as the Profit Share, in an amount equal to 60.0% of Net Litigation Proceeds until such time as any litigation funder has been paid in full and, thereafter, in an amount equal to 75.0% of such Net Litigation Proceeds until the Unsecured Note and Profit Share have been paid in full. In addition, and within 30 days following the end of each fiscal quarter, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to the Net Revenue Share (which means 60.0% of Net Licensing Revenue (as defined) from licensing the Company’s intellectual property) plus Adjusted Free Cash Flow until the Unsecured Note and Profit Share have been paid in full, provided, however, that such payments shall exclude the first $3,500,000 of Net Licensing Revenue and Adjusted Free Cash Flow achieved commencing with the fiscal quarter ending March 31, 2019. In addition, and pursuant to Amendment No. 1, the Company shall pay the principal outstanding and Profit Share in an aggregate amount equal to 75.0% of any Equity Offering Net Proceeds (as defined) until the Unsecured Note and Profit Share have been paid in full. Any remaining principal balance due on the Unsecured Note shall be due and payable in full on the maturity date. The Profit Share, however, if not paid in full on or before the maturity date, shall remain subject to Unsecured Note Financing Agreement until full and final payment.

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at March 31, 2023 to calculate the Profit Share liability included: quarterly cash flows ranging from $100,000 to $350,000 from early 2024 to late 2041 and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the three months ended March 31, 2023 and 2022.

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	191,040
Profit Share as of March 31, 2023	$3,829,300

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	148,961
Profit Share as of March 31, 2022	$2,985,704

Debt Repayment and Exchange Agreement

On June 1, 2021, the Company, along with MES, entered into a Debt Repayment and Exchange Agreement with AC Midwest, which was expected to repay all existing secured and unsecured debt obligations presently held by AC Midwest (the “Debt Repayment Agreement”).

Pursuant to the Debt Repayment Agreement, the Company was at closing to repay the principal balance outstanding on the AC Midwest Secured Note in cash, together with any other amounts due and owing under such note and repay the outstanding debt under the AC Midwest Unsecured Note by paying and issuing a combination of cash and shares of common stock which AC Midwest had agreed to accept in full and complete repayment of the obligations thereunder.

At closing, and with regard to the AC Midwest Unsecured Note, the Company was to pay AC Midwest $6,577,465 in cash representing 50.0% of the aggregate outstanding principal balance of such note, and issue shares of common stock to AC Midwest in exchange for the remaining 50.0% of the aggregate outstanding principal balance at an exchange price equal to 100% of the offering price of common stock in the Qualifying Offering (as defined below). With regard to the Profit Share, at closing the Company was to pay AC Midwest $2,305,308 in cash representing the Profit Share Valuation, and issue shares of common stock for $4,026,568 representing the Adjusted Profit Share Valuation (as such terms are defined in the Debt Repayment Agreement) at the same exchange price indicated above. The Company agreed to provide certain registration rights with respect to the shares issued thereunder.

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

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $91,752 and $75,304 for the three months ended March 31, 2023 and 2022, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director and Secretary of the Company, is a partner of the law firm. At March 31, 2023 and December 31, 2022, $33,333 and $25,000, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s Chief Financial Officer for the purchase price of $10,727 which the parties determined to be its fair market value.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States.  In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  As of March 31, 2023, license fees of $37,500 were owed to Dakin.

Note 8 - Operating Leases

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

For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded an operating lease right of use asset and liabilities as follows:

	March 31,	December 31,
	2023	2022

Right of use asset - operating lease	$41,733	$51,563
Current portion of operating lease liability	43,805	43,262
Operating lease liability	-	11,289

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2024	$45,000
Less discount	(1,195)
Total lease liabilities	43,805
Less current portion	(43,805)
Operating lease obligation, net of current portion	$-

The weighted average remaining lease term for operating leases is 0.92 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the three months ended March 31, 2023, payments on lease obligations were $11,250 and amortization on the right of use assets was $9,830.

For the three months ended March 31, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating lease costs	$9,830	$104,697

Note 9 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2022 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

On July 17, 2019, the Company initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit are (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed certain of the Company’s patents and seeks unspecified damages, attorneys’ fees, costs and injunctive relief.

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

The above-described proceedings are continuing with respect to the other parties involved. On May 20, 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that the above action should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. Such report was issued in connection with certain motions to dismiss filed by the refined coal defendants. In September 2021, the Company received approval from the District Judge of the U.S. District Court in Delaware of the adoption of this report and recommendation of the Magistrate Judge to allow the Company to proceed with litigation claims against certain refined coal entities.

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

Note 10 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended March 31, 2023 and 2022, stock based compensation expense amounted to $161,892 and $181,747, respectively. Such expense is classified in selling, general and administrative expenses.

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

On May 31, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as expense over the vesting period. The expense for the three months ended March 31, 2023 was $120,000.

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

On May 31, 2022, the Company granted nonqualified stock options to the following executive officers: John Pavlish (Senior Vice President and Chief Technology Officer) and James Trettel (Vice President of Operations) – nonqualified stock options to each acquire 500,000 shares of the Company’s common stock; and Jami Satterthwaite (then Chief Financial Officer) – nonqualified stock options to acquire 100,000 shares of the Company’s common stock. On such date, two other employees were also granted nonqualified stock options to each acquire 50,000 shares of the Company’s common stock. All of such options were granted under the 2017 Plan and are exercisable at $0.21 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable and expire five years from their issuance date. Based on a Black-Scholes valuation model, these options were valued at $143,745, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 2.5 years, volatility of 96.83%, discount rate of 2.62% and dividends of $0.

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

On March 8, 2023, and pursuant to an advisor agreement dated March 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 125,000 shares of the Company’s common stock at an exercise price of $0.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Fifty percent of the option shall vest and become exercisable on September 1, 2023 and the remaining fifty percent shall vest and become exercisable on March 1, 2024. The option will expire five years after the date of grant.  Based on a Black-Scholes valuation model, these options were valued at $30,029, in accordance with FASB ASC Topic 718.  The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months.  The valuation assumptions included an expected duration of 2.9 years, volatility of 93.69%, discount rate of 4.71% and dividends of $0.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	18,876,912	$0.50	2.31	246,666

Grants	125,000	0.40
Expirations	(100,000)	0.27
Exercised	(1,480,000)	0.25
March 31, 2023	17,421,912	$0.53	2.17	1,113,198

Options exercisable at:
March 31, 2023	17,296,912	0.53	2.15	1,113,198

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.3900 as of March 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the three months ended March 31, 2023 include 850,000 that were exercised for cash and 630,000 which were a cashless exercise.

Note 11 - Warrants

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

No warrants were exercised during the three months ended March 31, 2023 and 2022.

The following is a summary of the Company’s warrant activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2022	3,285,000	$0.70	1.37	$-

Grants	-	-	-	-
Expirations	-	-	-	-
Exercised	-	-	-	-
March 31, 2023	3,285,000	$0.70	1.12	$-

Warrants exercisable at:
March 31, 2023	3,285,000	$0.70	1.12	$-

The following table summarizes information about common stock warrants outstanding at March 31, 2023:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$0.70	3,285,000	1.12	$0.70

$0.70	3,285,000	1.12	$0.70

Note 12 - Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Fifty percent of the option shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant.

On April 20, 2023, the Company received conditional approval to list its shares of common stock on the TSX Venture Exchange (the “TSX-V”). The listing is subject to the Company’s fulfilling certain requirements of the TSX-V in accordance with the terms of the conditional approval letter. Upon completion of the final listing requirements, the Company expects to be listed on the TSX-V as a Tier 1 Industrial, Technology, or Life Sciences Issuer under the symbol “MEEC”.

On May 26, 2023, a new director was appointed to the Board of Directors, effective immediately.  Such director shall be paid $37,500 for his service on the Board for the remainder of 2023.  In addition, on May 26, 2023, such director was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share, representing the fair market value of the common stock as of the date of grant.  Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024.  The option will expire five years after the date of grant.

On June 5, 2023, the Company issued 1,629 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 6,875 shares of common stock at an exercise price of $0.29 per share based upon a market price of $0.38 per share as determined under the terms of the option.

On June 6, 2023, the Company issued an aggregate of 3,426 shares of common stock to an employee upon a cashless exercise of options to purchase an aggregate of 7,655 shares of common stock at exercise prices ranging from $0.17 to $0.29 per share based upon a market price of $0.38 per share as determined under the terms of the options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Statements.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants.  In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place.  Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding.  Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

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

On October 28, 2022, we executed Amendment No. 1 to Unsecured Note Financing Agreement with AC Midwest Energy LLC (“AC Midwest”) pursuant to which the maturity date of the Unsecured Note held by AC Midwest in the principal amount of $13.2 million (the “Unsecured Note”) was extended to August 25, 2025. The Unsecured Note, which was issued on February 25, 2019 pursuant to an Unsecured Note Financing Agreement entered into on such date, was scheduled to mature on August 25, 2022.  It bears a zero cash interest rate.  AC Midwest shall also be entitled to a profit participation preference (the “Profit Share”), which is “non-recourse” and shall only be derived from and computed on the basis of, and paid from, Net Litigation Proceeds from claims relating to our intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement, as amended).  Pursuant to Amendment No. 1 to Unsecured Note Financing Agreement executed on October 28, 2022, the Profit Share was increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931.

In addition, there remains outstanding to AC Midwest a principal balance of approximately $272,000 due under a secured note issued on November 29, 2016, in the original principal amount of approximately $9.6 million which also had a maturity date of August 25, 2022 (the “Secured Note”).  On October 28, 2022, the maturity date of the Secured Note was also extended to August 25, 2025. In addition, the interest rate on the remaining principal balance was reduced from 15.0% to 9.0% per annum.

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

On April 20, 2023, we received conditional approval to list our shares of common stock on the TSX Venture Exchange (the “TSX-V”). The listing is subject to our fulfilling certain requirements of the TSX-V in accordance with the terms of the conditional approval letter. Upon completion of the final listing requirements, we expect to be listed on the TSX-V as a Tier 1 Industrial, Technology, or Life Sciences Issuer under the symbol “MEEC”.

Although we face a host of challenges and risks, we are optimistic about our future and expect our business to grow substantially.

Results of Operations

Revenues

We generated revenues of approximately $3,013,000 and $3,342,000 for the three months ended March 31, 2023 and 2022, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $2,516,000 and $3,198,000 for the three months ended March 31, 2023 and 2022, respectively. The decrease in revenues from prior year period is primarily due to the decreased supply demands from our customer base in the first quarter of 2023, offset by an increase in licensing revenues.

Licensing revenues were approximately $456,000 and $70,000 for the three months ended March 31, 2023 and 2022, respectively. Such increase was primarily due to a licensing fee received in the first quarter of 2023 from a new license agreement entered into in December 2022.

Equipment sales and other revenues for the three months ended March 31, 2023 and 2022 were approximately $40,000 and $73,000, respectively. This decrease was primarily due to decreased equipment rental revenues in the first three months of 2023 compared to the prior year period.

Costs and Expenses

Total costs and expenses were approximately $4,440,000 and $4,476,000 during the three months ended March 31, 2023 and 2022, respectively. The decrease in total costs and expenses for the three months ended March 31, 2023 is primarily attributable to the decrease in cost of sales, offset by an increase in legal fees.

Cost of sales were approximately $1,995,000 and $2,342,000 for the three months ended March 31, 2023 and 2022, respectively. This decrease in cost of sales of approximately $347,000 is primarily attributable to an approximate $682,000 decrease in sorbent product sales in the first quarter compared to the prior year period.

Selling, general and administrative expenses were approximately $1,918,000 and $1,486,000 for the three months ended March 31, 2023 and 2022, respectively.  Such increase was primarily due to an increase in legal fees from the patent litigation.

Interest expense related to the financing of capital was approximately $336,000 and $498,000 for the three months ended March 31, 2023 and 2022, respectively. The breakdown of interest expense for the three months ended March 2023 and 2022 is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)

Interest expense on notes payable	$6	$11
Amortization of discount of notes payable	330	457
Amortization of debt issuance costs	-	30

	$336	$498

Loss on change in fair value of profit share liability were approximately $191,000 and $149,000 for the three months ended March 31, 2023 and 2022, respectively. The change is primarily attributed to an increase in the amount of the profit share (see Note 2 to the condensed consolidated financial statements).  There were no significant changes to the underlying model during the three months ended March 31, 2023.

Net Loss

For the three months ended March 31, 2023, we had a net loss of approximately $1,447,000 compared to a net loss of $1,148,000 for the three months ended March 31, 2022. Such change was primarily due to the increase in selling, general and administrative expenses and an increase in the change in value of the profit share liability, offset by a decrease in interest expense.

Liquidity and Capital Resources

We had approximately $2,491,000 in cash on our balance sheet at March 31, 2023 compared to approximately $1,504,000 at December 31, 2022. Total current assets were approximately $4,314,000 and total current liabilities were approximately $2,514,000 at March 31, 2023, resulting in working capital of approximately $1,800,000.  This compares to total current assets of approximately $5,540,000 and total current liabilities of approximately $3,225,000 at December 31, 2022, resulting in working capital of approximately $2,315,000. Our accumulated deficit was approximately $70.1 million at March 31, 2023 compared to $68.7 million at December 31, 2022. Additionally, we had a net loss in the amount of approximately $1,447,000 and cash provided by operating activities of approximately $778,000 for the three months ended March 31, 2023.

The accompanying condensed consolidated financial statements as of March 31, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, we had approximately $2.5 million in cash at March 31, 2023. In addition, we had cash provided by operating activities of approximately $0.8 million for the three months ended March 31, 2023, had working capital of $1.8 million and an accumulated deficit of $70.1 million at March 31, 2023.  On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been classified as long-term liabilities in the accompanying condensed consolidated financial statements. Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our revenue growth achieved in 2022, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. We believe we will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total Assets

Total assets were approximately $8,052,000 at March 31, 2023 versus approximately $9,340,000 at December 31, 2022. The change in total assets is primarily attributable to a decrease in accounts receivable offset by an increase in cash.

Total Liabilities

Total liabilities were approximately $16,556,000 at March 31, 2023 versus approximately $16,757,000 at December 31, 2022. The decrease is primarily attributable to a decrease in accounts payable and accrued expenses, offset by an increase in the outstanding debt as a result of the amortization of discount and issuance costs and an increase in the profit share liability.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $778,000 for the three months ended March 31, 2023 compared to net cash used in operating activities of approximately $1,009,000 for the three months ended March 31, 2022.

Investing Activities

There was no net cash provided or used in investing activities for the three months ended March 31, 2023 and March 31, 2022.

Financing Activities

Net cash provided from financing activities was approximately $210,000 for the three months ended March 31, 2023 compared to approximately $3,000 used in financing activities for the three months ended March 31, 2022.  During the three months ended March 31, 2023, we received $209,500 from the exercise of stock options.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)

Net loss	$(1,447)	$(1,148)

Non-GAAP adjustments:
Depreciation and amortization	391	652
Interest	336	498
Change in fair value of profit share	191	149
Income taxes	20	14
Stock based compensation	162	182

Adjusted EBITDA	$(347)	$347

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 9 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for a summary of our legal proceedings, which is incorporated by reference herein.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: June 6, 2023	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 6, 2023	By:	/s/ Gregory R. Powell
Gregory R. Powell
Chief Financial Officer
(Principal Financial Officer)

