Form 10-Q/A
period 2023-03-31
Midwest Energy Emissions Corp.
filed 2023-06-07
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 94,254,731 outstanding as of June 6, 2023.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2023 (the “Original Report”), filed with the Securities and Exchange Commission (“SEC”) on June 6, 2023, solely to correct a typographical error on the cover page. The cover page of the Original Report incorrectly stated that as of June 6, 2023, there were 92,254,731 shares of common stock outstanding. The cover page of this Amendment correctly states that as of June 6, 2023, there were 94,254,731 shares of common stock outstanding.

As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Original Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed. Therefore, this Amendment should be read in conjunction with the Original Report and any other filings with the SEC.

2

PART II – OTHER INFORMATION

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Dated: June 7, 2023	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 7, 2023	By:	/s/ Gregory R. Powell
Gregory R. Powell
Chief Financial Officer
(Principal Financial Officer)

4