Form 10-Q
period 2023-06-30
Midwest Energy Emissions Corp.
filed 2023-08-16
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 94,285,034 outstanding as of August 15, 2023.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$1,946,217	$1,504,225
Accounts receivable	2,043,328	2,777,607
Inventory	891,219	991,131
Prepaid expenses and other assets	87,899	267,393
Total current assets	4,968,663	5,540,356

Security deposits	10,175	10,175
Property and equipment, net	1,827,507	1,828,592
Right of use asset - operating lease	31,504	51,563
Intellectual property, net	1,807,297	1,909,597
Total assets	$8,645,146	$9,340,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party $108,333 and $25,000 at June 30, 2023 and December 31, 2022, respectively)	$3,078,509	$2,946,835
Current portion of operating lease liability	33,058	43,262
Customer credits	167,000	167,000
Accrued salaries	-	67,478
Total current liabilities	3,278,567	3,224,575

Operating lease liability	-	11,289
Secured note payable, net of discount – related party	229,633	219,962
Unsecured note payable, net of discount and issuance costs – related party	10,315,979	9,663,056
Profit share liability – related party	3,952,157	3,638,260
Total liabilities	17,776,336	16,757,142

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 94,267,296 and 93,087,796 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively.	94,268	93,088
Additional paid-in capital	61,684,385	61,188,442
Accumulated deficit	(70,909,843)	(68,698,389)

Total stockholders’ deficit	(9,131,190)	(7,416,859)

Total liabilities and stockholders’ deficit	$8,645,146	$9,340,283

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Revenues	$4,111,721	$5,128,882	$7,124,469	$8,470,467

Costs and expenses:
Cost of sales	2,651,077	3,363,447	4,646,491	5,705,478
Selling, general and administrative expenses (related party of $137,500, $75,385, $275,000 and $150,385)	1,762,498	1,459,759	3,680,407	2,960,178
Interest expense (related party of $339,444, $503,887, $675,024 and $1,002,242)	339,444	503,887	675,024	1,002,242
Loss on change in fair value of profit share	122,857	158,456	313,897	307,417
Total costs and expenses	4,875,876	5,485,549	9,315,819	9,975,315

Net loss before provision for income taxes	(764,155)	(356,667)	(2,191,350)	(1,504,848)

Provision for income taxes	(315)	-	(20,104)	-

Net loss	$(764,470)	$(356,667)	$(2,211,454)	$(1,504,848)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding	94,251,637	89,371,132	94,045,383	89,245,211

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net loss	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

Issuance of stock options	-	-	16,260	-	16,260

Stock issued for cashless exercise of options	17,620	18	(18)	-	-

Issuance of stock for compensation		-	121,334	-	121,334

Net loss	-	-	-	(764,470)	(764,470)

Balance - June 30, 2023	94,267,296	$94,268	$61,684,385	$(70,909,843)	$(9,131,190)

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - Janaury 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Issuance of stock options	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	$89,121	$56,926,938	$(68,265,094)	$(11,249,035)

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	250,000	250	54,750	-	55,000

Share based compensation expense	-	-	143,745	-	143,745

Net loss	-	-	-	(356,667)	(356,667)

Balance – June 30, 2022	89,871,132	89,871	57,284,933	(68,621,761)	(11,246,957)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities
Net loss	$(2,211,454)	$(1,504,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	32,683	112,916
Stock-based compensation expense	287,623	337,367
Amortization of discount of notes payable	662,594	919,884
Amortization of debt issuance costs	-	60,477
Amortization of right to use assets – operating lease	20,059	201,634
Amortization of patent rights	102,300	102,300
Depreciation expense	1,085	10,862
Loss on change in fair value of profit share	313,897	307,417
Change in assets and liabilities
Decrease (Increase) in accounts receivable	734,279	(1,947,959)
Decrease in inventory	99,912	227,726
Decrease (Increase) in prepaid expenses and other assets	146,811	(252,013)
Increase in accounts payable and accrued liabilities	131,674	591,422
Decrease in accrued salaries	(67,478)	(91,531)
Decrease in operating lease liability	(21,493)	(202,670)
Net cash provided by (used in) operating activities	232,492	(1,127,016)

Cash flows from financing activities
Payments of equipment notes payable	-	(2,677)
Proceeds from the issuance of short term debt - related party	-	250,000
Proceeds from exercise of stock options	209,500	-
Net cash provided by financing activities	209,500	247,323

Net increase (decrease) in cash	441,992	(879,693)

Cash - beginning of period	1,504,225	1,388,307

Cash - end of period	$1,946,217	$508,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$14,163

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$-	$160,000

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 (Unaudited)

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

Note 2– Liquidity and Financial Condition

Under ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment.

As reflected in the consolidated financial statements, the Company had approximately $1.9 million in cash at June 30, 2023. In addition, the Company had cash provided by operating activities of $0.2 million for the six months ended June 30, 2023, had working capital of $1.7 million and an accumulated deficit of $70.9 million at June 30, 2023.

The accompanying condensed consolidated financial statements as of June 30, 2023 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025 (see Note 7 - Related Party). As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of June 30, 2023. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and revenues from operations, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2023, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and six months ended June 30, 2023 and 2022.

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

Cash and profit share liability were the only asset and liability measured at fair value on a recurring basis by the Company at June 30, 2023 and December 31, 2022. Cash is considered to be Level 1 and profit share liability is considered to be Level 3.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2023 and December 31, 2022 due to their short-term maturities.

The fair value of the notes payable at June 30, 2023 and December 31, 2022 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates as of June 30, 2023 and December 31, 2022. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

The fair value of the profit share liability at June 30, 2023 and December 31, 2022 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,952,157	$-	$-	$3,952,157
Total Liabilities	$3,952,157	$-	$-	$3,952,157

		Fair Value Measurement as of
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,638,260	$-	$-	$3,638,260
Total Liabilities	$3,638,260	$-	$-	$3,638,260

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2023 and 2022 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three and six months ended June 30, 2023 and 2022. All sales were in the United States.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Product revenue	$3,914,711	$4,791,054
License revenue	163,125	163,125
Demonstrations & Consulting revenue	27,000	27,000
Equipment revenue	6,885	147,703
	$4,111,721	$5,128,882

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Product revenue	$6,431,111	$7,989,356
License revenue	618,750	233,408
Demonstrations & Consulting revenue	54,000	54,000
Equipment revenue	20,608	193,703
	$7,124,469	$8,470,467

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

Management believed that the accounts receivable were fully collectable and no allowance for doubtful accounts was deemed to be required on its accounts receivable at June 30, 2023. The Company historically has not experienced significant uncollectible accounts receivable. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2018.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period. There were no dilutive potential common shares as of June 30, 2023 and 2022, because the Company incurred a net loss and basic and diluted losses per common share are the same.

	June 30,	June 30,
	2023	2022

Stock Options	17,694,204	19,108,576
Warrants	2,850,000	4,285,000
Total common stock equivalents excluded from basic and dilutive loss per share	20,544,204	23,393,576

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2023 and December 31, 2022 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the six months ended June 30, 2023, three customers represented 28%, 19%, and 11% of the Company’s revenues, and for the six months ended June 30, 2022, four customers represented 16%, 16%, 13% and 11% of the Company’s revenues.

At June 30, 2023, three customers represented 32%, 23% and 13% of the Company’s accounts receivable, and at June 30, 2022, four customers represented 25%, 18%, 12% and 11% of the Company’s accounts receivable.

For the six months ended June 30, 2023, 87% of the Company’s purchases related to three suppliers. For the six months ended June 30, 2022, 92% of the Company’s purchases related to four suppliers. At June 30, 2023 and 2022, 74% and 57% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Raw Materials	$391,179	$606,056
Spare Parts	40,322	90,374
Finished Goods	459,718	294,701
	$891,219	$991,131

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Equipment & installation	$1,095,140	$1,095,140
Trucking equipment	845,102	845,102
Office equipment, computer equipment and software	1,873	20,295
Total equipment	1,942,115	1,960,537

Less: accumulated depreciation	(1,922,315)	(1,939,652)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,827,507	$1,828,592

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended June 30, 2023 and 2022 depreciation expense was $543 and $2,118, respectively. During the six months ended June 30, 2023 and 2022 depreciation expense was $1,085 and $10,862, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,261,698)	(1,159,398)
Intellectual property, net	$1,807,297	$1,909,597

Amortization expense for the three months ended June 30, 2023 and 2022 was $51,150 and $51,150, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $102,300 and $102,300, respectively. Estimated annual amortization for each of the next five years is $204,600.

Note 7 - Related Party

Secured Note Payable

On November 29, 2016, pursuant to a restated financing agreement entered with AC Midwest Energy, LLC (“AC Midwest”) on November 1, 2016, the Company closed on a secured note with AC Midwest (the “AC Midwest Secured Note”), which was to mature on December 15, 2018. AC Midwest is wholly-owned by a stockholder of the Company. The AC Midwest Secured Note is guaranteed by MES, is non-convertible and bears interest at a rate of 15.0% per annum, payable quarterly in arrears on or before the last day of each fiscal quarter. Interest expense for the three months ended June 30, 2023 and 2022 was $6,180 and $10,301 respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $12,294 and $20,490, respectively. On February 25, 2019, per Amendment No. 3 to the Amended and Restated Financing Agreement, AC Midwest extended the maturity date from December 15, 2018 to August 25, 2022.

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

As of both June 30, 2023 and December 31, 2022, total principal of $271,686 was outstanding on this note.

Amortized discount recorded as interest expense for the three months ended June 30, 2023 and 2022 was $4,862 and $0, respectively. Amortized discount recorded as interest expense for the six months ended June 30, 2023 and 2022 was $9,671 and $0, respectively. As of June 30, 2023, the unamortized balance of the discount was $42,053, which is being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment, net of amortized discount of $652,923 and $230,868, respectively	(2,838,952)	(3,491,875)

Total unsecured note payable	10,315,979	9,663,056

Less current portion	-	-

Unsecured note payable, net of current portion	$10,315,979	$9,663,056

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

Amortized discount recorded as interest expense for the three months ended June 30, 2023 and 2022 was $328,265 and $462,483, respectively. Amortized discount recorded as interest expense for the six months ended June 30, 2023 and 2022 was $652,923 and $919,884 respectively. As of June 30, 2023, the unamortized balance of the discount was $2,838,952 which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at June, 2023 to calculate the Profit Share liability included: quarterly cash flows ranging from $100,000 to $350,000 from early 2024 to late 2041 and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the six months ended June 30, 2023 and 2022:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	313,897
Profit Share as of June 30, 2023	$3,952,157

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	307,417
Profit Share as of June 30, 2022	$3,144,160

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

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $100,000 and $50,384 for the three months ended June 30, 2023 and 2022, respectively, and was paid $191,752and $125,688 for the six months ended June 30, 2023 and 2022, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm. At June 30, 2023 and December 31, 2022, $33,333 and $25,000, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s then Chief Financial Officer for the purchase price of $10,727 which the parties determined to be its fair market value.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. As of June 30, 2023, license fees of $75,000 were owed to Dakin.

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

For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded an operating lease right of use asset and liabilities as follows:

	June 30,	December 31,
	2023	2022

Right of use asset - operating lease	$31,504	$51,563
Current portion of operating lease liability	33,058	43,262
Operating lease liability	-	11,289

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2023	$33,750
Total	33,750
Less discount	(692)
Total lease liabilities	33,058
Less current portion	(33,058)
Operating lease obligation, net of current portion	$-

The weighted average remaining lease term for operating leases is 0.67 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the six months ended June 30, 2023, payments on lease obligations were $22,500 and amortization on the right of use assets was $20,059.

For the six months ended June 30, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Operating lease costs	$20,059	$201,634

Note 9 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2023 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period.

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

Note 10 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended June 30, 2023 and 2022, stock based compensation expense amounted to $158,414 and $268,536, respectively. For the six months ended June 30, 2023 and 2022, stock based compensation expense amounted to $320,306 and $450,283, respectively Such expense is classified in selling, general and administrative expenses.

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

On May 31, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as expense over the vesting period. The expense for the three and six months ended June 30, 2023 was $121,333 and $241,333 respectively.

Stock Options

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

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Fifty percent of the option shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $56,610, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.5 years, volatility of 97.78%, discount rate of 3.72% and dividends of $0.

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share, representing the fair market value of the common stock as of the date of grant. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $28,854, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.5 years, volatility of 93.07%, discount rate of 4.39% and dividends of $0.

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

On June 7, 2023, the Company issued 1,352 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.29 per share based upon a market price of $0.37 per share as determined under the terms of the option.

On June 28, 2023, the Company issued (i) 5,213 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of options to purchase an aggregate of 24,687 shares of common stock at exercise prices ranging from $0.21 to $0.29 per share based upon a market price of $0.30 per shares as determined under the terms of the options, (ii) 4,125 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the option, and (iii) 1,875 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the option.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	18,876,912	$0.50	2.31	246,666

Grants	500,000	0.40
Expirations	(137,241)	0.26
Exercised	(1,545,467)	0.25
June 30, 2023	17,694,204	$0.52	2.07	370,447

Options exercisable at:
June 30, 2023	17,194,204	0.53	1.91	370,447

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.29 as of June 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the six months ended June 30, 2023 include 850,000 that were exercised for cash and 695,467 which were a cashless exercise.

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

No warrants were exercised during the six months ended June 30, 2023 and 2022.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	3,285,000	$0.70	1.37	$-

Grants	-	-	-	-
Expirations	(435,000)	(0.70)	-	-
Exercised	-	-	-	-
June 30, 2023	2,850,000	$0.70	1.01	$-

Warrants exercisable at:
June 30, 2023	2,850,000	$0.70	1.01	$-

The following table summarizes information about common stock warrants outstanding at June 30, 2023:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	2,850,000	1.01	$0.70

$0.70	2,850,000	1.01	$0.70

Note 12 - Subsequent Events

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plan. Such amendments were made in accordance with the requirements of the TSX-V.

The 2014 Plan was first approved by the Board on January 10, 2014. The 2017 Plan replaced the 2014 Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. There are 4,775,000 options and no other types of award outstanding under the 2014 Plan.

The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.

On July 6, 2023, the Company received final approval to list its shares of common stock on the TSX Venture Exchange (the “TSX-V”). The Company’s shares commenced trading on the TSX-V on July 10, 2023 under the symbol “MEEC”.

On July 28, 2023, the Company issued (i) 8,007 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock at an exercise price of $0.17 per share based upon a volume weighted average price (“VWAP”) of $0.3311 per share as determined under the terms of the option, (ii) 6,690 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock at an exercise price of $0.17 per share based upon a VWAP of $0.3311 per share as determined under the terms of the option, and (iii) 3,041 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.17 per share based upon a VWAP of $0.3311 per share as determined under the terms of the option.

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

On April 20, 2023, we received conditional approval to list our shares of common stock on the TSX Venture Exchange (the “TSX-V”). The listing was subject to our fulfilling certain requirements of the TSX-V in accordance with the terms of the conditional approval letter. On July 6, 2023, the Company received final approval from the TSX-V. The Company’s shares commenced trading on the TSX-V on July 10, 2023 under the symbol “MEEC”. The Company is listed as a Tier 1 Industrial, Technology, or Life Sciences Issuer.

Results of Operations

Revenues

We generated revenues of approximately $4,112,000 and $5,129,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $7,124,000 and $8,470,000 for the six months ended June 30, 2023 and 2022, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,915,000 and $4,791,000 for the three months ended June 30, 2023 and 2022, respectively and approximately $6,431,000 and $7,989,000 for the six months ended June 30, 2023 and 2022, respectively. The decrease in revenues from prior year periods is primarily due to the decreased supply demands from our customer base in the first six months of 2023, offset by an increase in licensing revenues for the six months ended June 30, 2023.

Licensing revenues were approximately $163,000 and $163,000 for the three months ended June 30, 2023 and 2022, respectively and approximately $619,000 and $233,000 for the six months ended June 30, 2023 and 2022, respectively. Such increase in licensing revenues for the six months ended June 30, 2023 is primarily due to licensing revenues received from a new license agreement entered into in December 2022.

Equipment sales and other revenues for the three months ended June 30, 2023 and 2022 were approximately $34,000 and $175,000, respectively and approximately $75,000 and $248,000 for the six months ended June 30, 2023 and 2022, respectively. This decrease was primarily due to decreased equipment rental revenues in the first six months of 2023 compared to the prior year period.

Costs and Expenses

Total costs and expenses were approximately $4,876,000 and $5,486,000 during the three months ended June 30, 2023 and 2022, respectively and approximately $9,316,000 and $9,975,000 during the six months ended June 30, 2023 and 2022, respectively. The decrease in total costs and expenses for the three and six months ended June 30, 2023 is primarily attributable to the decrease in cost of sales, offset by an increase in legal fees from the patent litigation.

Cost of sales were approximately $2,651,000 and $3,363,000 for the three months ended June 30, 2023, and 2022, respectively, and approximately $4,646,000 and $5,705,000 during the six months ended June 30, 2023 and 2022, respectively. This decrease in cost of sales of approximately $712,000 and $1,059,000 for the three and six months ended June 30, 2023, is primarily attributable to the decrease in product sorbent sales in the first and second quarters compared to the prior year periods.

Selling, general and administrative expenses were approximately $1,762,000 and $1,460,000 for the three months ended June 30, 2023 and 2022, respectively. Such an increase was primarily due to an increase in legal fees from patent litigation. Selling, general and administrative expenses were approximately $3,680,000 and $2,960,000 for the six months ended June 30, 2023, and 2022, respectively. Such an increase was primarily due to an increase in legal fees from patent litigation.

Interest expense related to the financing of capital was approximately $339,000 and $504,000 for the three months ended June 30, 2023 and 2022, respectively and $675,000 and 1,002,000 for the six months ended June 30, 2023 and 2022. The breakdown of interest expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Interest expense on notes payable	$11	$11	$17	$22
Amortization of discount of notes payable	328	463	658	920
Amortization of debt issuance costs	-	30	-	60

	$339	$504	$675	$1,002

Loss on change in fair value of profit share liability was approximately $123,000 and $158,000 for the three months ended June 30, 2023 and 2022, respectively and $314,000 and $307,000 for the six months ended June 30, 2023 and 2022, respectively. The change is primarily attributed to an increase in the amount of the profit share. There were no significant changes to the underlying model during the three and six months ended June 30, 2023.

Net Loss

For the three months ended June 30, 2023, we had a net loss of approximately $764,000 compared to a net loss of approximately $357,000 for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had a net loss of approximately $2,211,000 compared to a net loss of approximately $1,505,000 for the six months ended June 30, 2022. Such change was primarily due to the decrease in revenues for the three and six months ended June 30, 2023, the increase in selling, general and administrative expenses and an increase in the change in value of the profit share liability, offset by a decrease in interest expense.

Liquidity and Capital Resources

We had approximately $1,946,000 in cash on our balance sheet at June 30, 2023 compared to approximately $1,504,000 at December 31, 2022. Total current assets were approximately $4,969,000 and total current liabilities were approximately $3,279,000 at June 30, 2023, resulting in working capital of approximately $1,690,000. This compares to total current assets of approximately $5,540,000 and total current liabilities of approximately $3,225,000 at December 31, 2022, resulting in working capital of approximately $2,315,000. Our accumulated deficit was approximately $70.9 million at June 30, 2023 compared to $68.7 million at December 31, 2022. Additionally, we had a net loss in the amount of approximately $2,211,000 and cash provided by operating activities of approximately $232,000 for the six months ended June 30, 2023.

The accompanying condensed consolidated financial statements as of June 30, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, we had approximately $1.9 million in cash at June 30, 2023. In addition, we had cash provided by operating activities of approximately $0.2 million for the six months ended June 30, 2023, had working capital of $1.7 million and an accumulated deficit of $70.9 million at June 30, 2023. On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been classified as long-term liabilities in the accompanying condensed consolidated financial statements. Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our revenue from operations, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. We believe we will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total Assets

Total assets were approximately $8,645,000 at June 30, 2023 versus approximately $9,340,000 at December 31, 2022. The change in total assets is primarily attributable to a decrease in accounts receivable offset by an increase in cash.

                Total Liabilities

Total liabilities were approximately $17,776,000 at June 30, 2023 versus approximately $16,757,000 at December 31, 2022. The increase is primarily attributable to an increase in the outstanding debt as a result of the amortization of discount and issuance costs and an increase in the fair value of the profit share liability.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $232,000 for the six months ended June 30, 2023 compared to net cash used in operating activities of approximately $1,127,000 for the six months ended June 30, 2022.

Investing Activities

There was no net cash provided or used in investing activities for the six months ended June 30, 2023 and June 30, 2022.

Financing Activities

Net cash provided from financing activities was approximately $210,000 for the six months ended June 30, 2023 compared to approximately $247,000 used in financing activities for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received approximately $210,000 from the exercise of stock options compared to $0 in the prior year. During the six months ended June 30, 2022, we received a $250,000 short term loan from a related party.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes to such policies or estimates during the six months ended June 30, 2023.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Net loss	$(764)	$(357)	$(2,211)	$(1,505)

Non-GAAP adjustments:
Depreciation and amortization	395	643	786	1,295
Interest	339	504	675	1,002
Change in fair value of profit share	123	158	314	307
Income taxes	-	-	20	-
Stock based compensation	158	268	320	450

Adjusted EBITDA	$251	$1,216	$(96)	$1,549

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

On June 7, 2023, the Company issued 1,352 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.29 per share based upon a market price of $0.37 per share as determined under the terms of the option.

On June 28, 2023, the Company issued (i) 5,213 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of options to purchase an aggregate of 24,687 shares of common stock at exercise prices ranging from $0.21 to $0.29 per share based upon a market price of $0.30 per shares as determined under the terms of the options, (ii) 4,125 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the option, and (iii) 1,875 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the option.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 16, 2023	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2023	By:	/s/ Gregory R. Powell
Gregory R. Powell
Chief Financial Officer
(Principal Financial Officer)

