Form 10-Q
period 2023-09-30
Midwest Energy Emissions Corp.
filed 2023-11-20
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 94,318,310 outstanding as of November 20, 2023.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets
Cash	$2,497,128	$1,504,225
Accounts receivable	2,549,022	2,777,607
Inventory	801,602	991,131
Prepaid expenses and other assets	226,410	267,393
Total current assets	6,074,162	5,540,356

Security deposits	10,175	10,175
Property and equipment, net	1,819,879	1,828,592
Right of use asset - operating lease	21,140	51,563
Intellectual property, net	1,756,147	1,909,597
Total assets	$9,681,503	$9,340,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party $118,359 and $25,000 at September 30, 2023 and December 31, 2022, respectively)	$4,201,605	$2,946,835
Current portion of operating lease liability	22,176	43,262
Customer credits	167,000	167,000
Accrued salaries	12,844	67,478
Total current liabilities	4,403,625	3,224,575

Operating lease liability	-	11,289
Secured note payable, net of discount – related party	234,549	219,962
Unsecured note payable, net of discount and issuance costs – related party	10,647,851	9,663,056
Profit share liability – related party	4,251,705	3,638,260
Total liabilities	19,537,730	16,757,142

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 94,298,372 and 93,087,796 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively.	94,298	93,088
Additional paid-in capital	61,786,820	61,188,442
Accumulated deficit	(71,737,345)	(68,698,389)

Total stockholders’ deficit	(9,856,227)	(7,416,859)

Total liabilities and stockholders’ deficit	$9,681,503	$9,340,283

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Revenues	$6,747,256	$7,485,972	$13,871,725	$15,956,439

Costs and expenses:
Cost of sales	4,471,788	5,104,887	9,118,279	10,810,365
Selling, general and administrative expenses (related party of $137,967, $75,000, $379,634 and $225,385)	2,459,229	1,325,460	6,159,740	4,285,638
Interest expense (related party of $342,647, $317,510, $1,017,671 and $1,319,752)	344,193	317,510	1,019,217	1,319,752
Loss on change in fair value of profit share	299,548	168,736	613,445	476,153
Total costs and expenses	7,574,758	6,916,593	16,910,681	16,891,908

Net Income (loss) before provision for income taxes	(827,502)	569,379	(3,038,956)	(935,469)

Provision for income taxes	-	-	-	-

Net Income (loss)	$(827,502)	$569,379	$(3,038,956)	$(935,469)

Net Income (loss) per common share – basic	$(0.01)	$0.01	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic	94,279,780	89,871,132	94,120,499	89,456,920

Net Income (loss) per common share - diluted	$(0.01)	$0.01	$(0.03)	$(0.01)

Weighted average common shares outstanding - dilutive	94,279,780	93,530,946	94,120,499	89,456,920

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net loss	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

Issuance of stock options	-	-	16,260	-	16,260

Stock issued for cashless exercise of options	17,620	18	(18)	-	-

Issuance of stock for compensation		-	121,334	-	121,334

Net loss	-	-	-	(764,470)	(764,470)

Balance - June 30, 2023	94,267,296	$94,268	$61,684,385	$(70,909,843)	$(9,131,190)

Issuance of stock options	-	-	(20,201)	-	(20,201)

Stock issued for cashless exercise of options	31,076	30	(30)	-	-

Issuance of stock for compensation		-	122,666	-	122,666

Net loss	-	-	-	(827,502)	(827,502)

Balance - September 30, 2023	94,298,372	$94,298	$61,786,820	$(71,737,345)	$(9,856,227)

	Three and Nine Months Ended September 30, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance - January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	138,622	-	138,622

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Net loss	-	-	-	(1,148,181)	(1,148,181)

Balance - March 31, 2022	89,121,132	89,121	56,926,938	(68,265,094)	(11,249,035)

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	250,000	250	54,750	-	55,000

Share based compensation expense	-	-	143,745	-	143,745

Net loss	-	-	-	(356,667)	(356,667)

Balance – June 30, 2022	89,871,132	89,871	57,284,933	(68,621,761)	(11,246,957)

Capital contribution for gain on extinguishment of unsecured note payable – related party	-	-	488,274	-	488,274

Net income	-	-	-	569,379	569,379

Balance – September 30, 2022	89,871,132	$89,871	$57,773,207	$(68,052,382)	$(10,189,304)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities
Net loss	$(3,038,956)	$(935,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	364,001	196,042
Stock-based compensation expense	26,088	337,367
Amortization of discount of notes payable	999,382	1,204,488
Amortization of debt issuance costs	-	79,188
Amortization of right to use assets – operating lease	30,423	281,521
Amortization of patent rights	153,450	153,450
Depreciation expense	11,454	11,204
Loss on change in fair value of profit share	613,445	476,153
Change in assets and liabilities
Accounts receivable	228,585	(2,283,396)
Inventory	189,529	115,813
Deferred revenue and customer credits	-	22,500
Prepaid expenses and other assets	40,983	(286,838)
Accounts payable and accrued liabilities	1,254,769	818,385
Accrued salaries	(54,634)	(275,089)
Operating lease liability	(32,375)	(283,074)
Net cash provided by (used in) operating activities	786,144	(367,755)

Cash flows from investing activities
Purchase of property and equipment	(2,741)	(10,727)
Net cash used in investing activities	(2,741)	(10,727)

Cash flows from financing activities
Payments of equipment notes payable	-	(2,677)
Proceeds from the issuance of short-term debt - related party	-	250,000
Proceeds from exercise of stock options	209,500	-
Net cash provided by financing activities	209,500	247,323

Net increase (decrease) in cash	992,903	(131,159)

Cash - beginning of period	1,504,225	1,388,307

Cash - end of period	$2,497,128	$1,257,148

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,608	$-
Taxes	$-	$13,213

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Stock issued for prepaid services	$-	$160,000

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

Note 2 - Liquidity and Financial Condition

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

As reflected in the consolidated financial statements, the Company had approximately $2.5 million in cash at September 30, 2023. In addition, the Company had cash provided by operating activities of $0.8 million for the nine months ended September 30, 2023, had working capital of $1.7 million and an accumulated deficit of $71.7 million at September 30, 2023.

The accompanying condensed consolidated financial statements as of September 30, 2023 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $10.9 million from October 31, 2022 to August 25, 2025 (see Note 7 - Related Party). As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of September 30, 2023. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and revenues from operations, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2023, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future discounted cash flows. The Company evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and nine months ended September 30, 2023 and 2022.

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

Cash and profit share liability were the only asset and liability measured at fair value on a recurring basis by the Company at September 30, 2023 and December 31, 2022. Cash is considered to be Level 1 and profit share liability is considered to be Level 3.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2023 and December 31, 2022 due to their short-term maturities.

The fair value of the notes payable at September 30, 2023 and December 31, 2022 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates as of September 30, 2023 and December 31, 2022. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

The fair value of the profit share liability at September 30, 2023 and December 31, 2022 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$4,251,705	$-	$-	$4,251,705
Total Liabilities	$4,251,705	$-	$-	$4,251,705

		Fair Value Measurement as of
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,638,260	$-	$-	$3,638,260
Total Liabilities	$3,638,260	$-	$-	$3,638,260

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2023 and 2022 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three and nine months ended September 30, 2023 and 2022. All sales were in the United States.

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Product revenue	$6,672,542	$7,382,800
License revenue	52,500	52,530
Demonstrations & Consulting revenue	27,000	27,000
Equipment revenue	(4,786)	23,642
	$6,747,256	$7,485,972

	For the Nine months ended September 30, 2023	For the Nine months ended September 30, 2022
Product revenue	$13,103,653	$15,372,155
License revenue	671,250	285,938
Demonstrations & Consulting revenue	81,000	81,000
Equipment revenue	15,822	217,346
	$13,871,725	$15,956,439

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

Management believed that the accounts receivable were fully collectable and no allowance for doubtful accounts was deemed to be required on its accounts receivable at September 30, 2023. The Company historically has not experienced significant uncollectible accounts receivable. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2018.

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period. There were no dilutive potential common shares as of September 30, 2023, because the Company incurred net losses and basic and diluted losses per common share are the same. Based on a market price of $0.24 per share on September 30, 2022, there are 3,659,814 dilutive stock options and no dilutive warrants for the three months ended September 30, 2022 as the Company reported net income for the period. There were no dilutive potential common shares for the nine months ended September 30, 2022, because the Company incurred a net loss and basic and diluted losses per common share are the same.

	September 30,	September 30,
	2023	2022

Stock Options	17,191,722	19,108,576
Warrants	2,650,000	4,285,000
Total common stock equivalents excluded from basic and dilutive loss per share	19,841,722	23,393,576

Three Months Ended September 30,
2022

Weighted average common stock outstanding	89,871,132
Dilutive stock options (exercise price less than market price) at September 30, 2022	3,659,814
Total dilutive common stock equivalents outstanding	93,530,946

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2023 and December 31, 2022 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the nine months ended September 30, 2023, three customers represented 27%, 23%, and 11% of the Company’s revenues, and for the nine months ended September 30, 2022, four customers represented 19%, 15%, 13% and 12% of the Company’s revenues.

At September 30, 2023, three customers represented 33%, 24% and 11% of the Company’s accounts receivable, and at December 31, 2022, four customers represented 24%, 18%, 16% and 10% of the Company’s accounts receivable.

For the nine months ended September 30, 2023, 90% of the Company’s purchases related to three suppliers. For the nine months ended September 30, 2022, 84% of the Company’s purchases related to three suppliers.  At September 30, 2023 and 2022, 77% and 68% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Raw Materials	$416,868	$606,056
Spare Parts	17,912	90,374
Finished Goods	366,822	294,701
	$801,602	$991,131

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Equipment & installation	$1,097,879	$1,095,140
Leasehold improvements	101,821	-
Trucking equipment	845,102	845,102
Office equipment, computer equipment and software	1,874	20,295
Total equipment	2,046,676	1,960,537

Less: accumulated depreciation	(2,034,504)	(1,939,652)
Construction in process	1,807,707	1,807,707
Property and equipment, net	$1,819,879	$1,828,592

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended September 30, 2023 and 2022 depreciation expense was $10,369 and $342, respectively. During the nine months ended September 30, 2023 and 2022 depreciation expense was $11,454 and $11,204, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,312,848)	(1,159,398)
Intellectual property, net	$1,756,147	$1,909,597

Amortization expense for the three months ended September 30, 2023 and 2022 was $51,150 and $51,150, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $153,450 and $153,450, respectively. Estimated annual amortization for each of the next five years is $204,600.

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

As of both September 30, 2023 and December 31, 2022, total principal of $271,686 was outstanding on this note. Interest expense for the three months ended September 30, 2023 and 2022 was $10,775 and $9,991 respectively. Interest expense for the nine months ended September 30, 2023 and 2022 was $32,876 and $30,481, respectively.

Amortized discount recorded as interest expense for the nine months ended September 30, 2023 and 2022 was $14,587 and Nil, respectively. Amortized discount recorded as interest expense for the three months ended September 30, 2023 and 2022 was $4,916 and Nil, respectively. As of September 30, 2023, the unamortized balance of the discount was $37,136, which is being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment, net of amortized discount of $1,215,663 and $230,868, respectively	(2,507,080)	(3,491,875)

Total unsecured note payable	10,647,851	9,663,056

Less current portion	-	-

Unsecured note payable, net of current portion	$10,647,851	$9,663,056

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

Amortized discount recorded as interest expense for the three months ended September 30, 2023 and 2022 was $331,872 and Nil, respectively. Amortized discount recorded as interest expense for the nine months ended September 30, 2023 and 2022 was $984,795 and Nil respectively. As of September 30, 2023, the unamortized balance of the discount was $2,507,080 which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at September, 2023 to calculate the Profit Share liability included: quarterly cash flows ranging from $100,000 to $350,000 from early 2024 to late 2041 and an annual market interest rate of 21%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the nine months ended September 30, 2023 and 2022:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	613,445
Profit Share as of September 30, 2023	$4,251,705

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	476,153
Profit Share as of September 30, 2022	$3,312,896

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

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $100,467 and $160,417 for the three months ended September 30, 2023 and 2022, respectively, and was paid $292,219 and $286,105 for the nine months ended September 30, 2023 and 2022, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm. At September 30, 2023 and December 31, 2022, Nil and $25,000, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s then Chief Financial Officer for the purchase price of $10,727 which the parties determined to be its fair market value.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. As of September 30, 2023, license fees of $112,500 were owed to Dakin.

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

For the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded an operating lease right of use asset and liabilities as follows:

	September 30,	December 31,
	2023	2022

Right of use asset - operating lease	$21,140	$51,563
Current portion of operating lease liability	22,176	43,262
Operating lease liability	-	11,289

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2023	$11,250
2024	11,250
Total	22,500
Less discount	(324)
Total lease liabilities	22,176
Less current portion	(22,176)
Operating lease obligation, net of current portion	$-

The weighted average remaining lease term for operating leases is 0.50 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the nine months ended September 30, 2023, payments on lease obligations were $33,750 and amortization on the right of use assets was $30,423.

For the nine months ended September 30, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2023	2022
Operating lease costs	$32,678	$283,074

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

Note 10 - Stock Based Compensation

Stock Based Compensation

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the three months ended September 30, 2023 and 2022, stock based compensation expense amounted to $102,465 and $83,126, respectively. For the nine months ended September 30, 2023 and 2022, stock-based compensation expense amounted to $390,089 and $533,409, respectively. Such expense is classified in selling, general and administrative expenses.

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

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as expense over the vesting period. The expense for the nine months ended September 30, 2023 and 2022 was $364,000 and Nil respectively.

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

On March 8, 2023, and pursuant to an advisor agreement dated March 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 125,000 shares of the Company’s common stock at an exercise price of $0.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Fifty percent of the option shall vest and become exercisable on September 1, 2023 and the remaining fifty percent shall vest and become exercisable on March 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,933, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 4.71% and dividends of $0.  On September 30, 2023, the advisor agreement was terminated resulting in 50.0% of the option remaining unvested and unexercisable.

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Fifty percent of the option shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $59,690, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 3.60% and dividends of $0.  On August 28, 2023, the consulting agreement was terminated resulting in the option remaining unvested and being deemed terminated.

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share, representing the fair market value of the common stock as of the date of grant. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s condensed consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plan. Such amendments were made in accordance with the requirements of the TSX Venture Exchange.  The 2014 Plan was first approved by the Board on January 10, 2014. The 2017 Plan replaced the 2014 Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. There are 4,775,000 options and no other types of award outstanding under the 2014 Plan. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.

On July 28, 2023, the Company issued (i) 8,007 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock, (ii) 6,690 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, and (iii) 3,041 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock.  All of such options had an exercise price of $0.17 per share and such share issuances were based upon a volume weighted average price (“VWAP”) of $0.3311 per share as determined under the terms of the options.

On September 29, 2023, the Company issued (i) 5,555 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock, (ii) 4,641 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, (iii) 2,109 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock, and (iv) 1,033 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock.  All of such options had an exercise price of $0.26 per share and such share issuances were based upon a VWAP of $0.3925 per share as determined under the terms of the options.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	18,876,912	$0.50	2.31	246,666

Grants	500,000	0.40
Expirations	(563,745)	0.33
Exercised	(1,621,445)	0.25
September 30, 2023	17,191,722	$0.53	1.71	1,067,214

Options exercisable at:
September 30, 2023	17,129,222	0.53	1.71	1,067,214

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.39 as of September 29, 2023 (the last trading day of the month of September 2023), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the nine months ended September 30, 2023 include 850,000 that were exercised for cash and 771,445 which were a cashless exercise.

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

No warrants were exercised during the nine months ended September 30, 2023 and 2022.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	3,285,000	$0.70	0.62	$-

Grants	-	-	-	-
Expirations	(635,000)	(0.70)	-	-
Exercised	-	-	-	-
September 30, 2023	2,650,000	$0.70	0.82	$-

Warrants exercisable at:
September 30, 2023	2,650,000	$0.70	0.82	$-

The following table summarizes information about common stock warrants outstanding at September 30, 2023:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	2,650,000	0.82	$0.70

$0.70	2,650,000	0.82	$0.70

Note 12 - Subsequent Events

On October 30, 2023, the Company issued 1,450 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock at any exercise price of $0.20 per share based upon a VWAP of $0.3799 per share as determined under the term of the option.

On October 31, 2023, the Company issued (i) 8,346 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock, (ii) 6,973 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, and (iii) 3,169 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock.  All of such options had an exercise price of $0.20 per share and such share issuances were based upon a VWAP of $0.4058 per share as determined under the terms of the options.

On November 9, 2023, the Company entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities (collectively “AJG”), and DTE Energy Resources LLC and various of its affiliated entities (collectively “DTE”), to resolve the ongoing patent litigation which was initiated in July 2019 by the Company against such parties and others in the U.S. District Court for the District of Delaware.  Pursuant to the term sheet, the Company, on the one hand, and AJG and DTE, on the other, have dismissed with prejudice all claims and counterclaims asserted between the parties in the action.  The financial aspects of the term sheet remain confidential pursuant to its terms.  Such term sheet does not affect any other claim brought against any other remaining party.  In connection therewith, the Court has ordered that the trial as to the claims against the remaining defendants (the CERT defendants), which was scheduled to begin Monday, November 13, 2023, be rescheduled for a later date via a further order of the Court.

In addition, effective November 9, 2023, Alistar Enterprises, LLC (“Alistar”), one of the remaining CERT defendants, entered into a settlement agreement with the Company which provided that all claims and counterclaims asserted in the action between the Company and Alistar be dismissed with prejudice.  The financial terms of such settlement remain confidential.

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

We continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. We also seek license agreements with utilities while allowing them to use our SEA® technologies without our supply of products. During 2021 and 2022, we have announced various supply contract extensions, new supply business and license agreements. We expect additional supply business and license agreements during the latter part of 2023 and thereafter, including converting certain licensees to supply customers.

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

In July 2019, we announced that we had initiated patent litigation against defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in the patent litigation commenced in 2019 which agreements included certain monetary arrangements and pursuant to which we have dismissed all claims brought against each of them and their affiliates, and such parties have withdrawn from petitions for Inter Partes Review with the U.S. Patent and Trademark Office. Such agreements entered into with such parties provide each of them and their affiliates with a non-exclusive license to certain Company patents (related to our two-part Sorbent Enhancement Additive (SEA®) process) for use in connection with such parties’ coal-fired power plants. One of the agreements has facilitated an ongoing business relationship with that party. The above-described proceedings are continuing with respect to the other parties involved. In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation that such litigation should be permitted to proceed against 16 refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against 12 other defendants, primarily affiliated entities of the refined coal operators. In September 2021, such report and recommendation was approved by the District Judge for the United States District Court for the District of Delaware which will allow us to proceed against certain refined coal entities named in the lawsuit. As a result of an application made by the Company to the Court in March 2022 to add additional parties to the action (all affiliated entities of the already named defendants), there are now 24 refined coal defendants named in the action. In connection with such application, the District Court Magistrate Judge ruled in April 2022 that certain parties could be added but denied the application with respect to certain others. The fact discovery portion of the litigation has concluded. A jury trial date was scheduled for November 13, 2023.

On November 9, 2023, the Company entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities (collectively “AJG”), and DTE Energy Resources LLC and various of its affiliated entities (collectively “DTE”), to resolve the ongoing patent litigation which was initiated in July 2019 by the Company against such parties and others in the U.S. District Court for the District of Delaware.  Pursuant to the term sheet, the Company, on the one hand, and AJG and DTE, on the other, have dismissed with prejudice all claims and counterclaims asserted between the parties in the action.  The financial aspects of the term sheet remain confidential pursuant to its terms.  Such term sheet does not affect any other claim brought against any other remaining party.  In connection therewith, the Court has ordered that the trial as to the claims against the remaining defendants (the CERT defendants), which was scheduled to begin Monday, November 13, 2023, be rescheduled for a later date via a further order of the Court.

In addition, effective November 9, 2023, Alistar Enterprises, LLC (“Alistar”), one of the remaining CERT defendants, entered into a settlement agreement with the Company which provided that all claims and counterclaims asserted in the action between the Company and Alistar be dismissed with prejudice.  The financial terms of such settlement remain confidential.

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

Results of Operations

Revenues

We generated revenues of approximately $6,747,000 and $7,486,000 for the three months ended September 30, 2023 and 2022, respectively, and approximately $13,872,000 and $15,956,000 for the nine months ended September 30, 2023 and 2022, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $6,700,000 and $7,383,000 for the three months ended September 30, 2023 and 2022, respectively and approximately $13,104,000 and $15,372,000 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in revenues from prior year periods is primarily due to the decreased supply demands from our customer base in the first nine months of 2023 along with the closure of one of our customer’s power plants which occurred at the end of 2022, offset by an increase in licensing revenues for the nine months ended September 30, 2023.

Licensing revenues were approximately $52,500 and $52,500 for the three months ended September 30, 2023 and 2022, respectively and approximately $671,000 and $286,000 for the nine months ended September 30, 2023 and 2022, respectively. Such increase in licensing revenues for the nine months ended September 30, 2023 is primarily due to licensing revenues received from a new license agreement entered into in December 2022.

Equipment sales and other revenues for the three months ended September 30, 2023 and 2022 were approximately $(4,800) and $23,600, respectively and approximately $15,800 and $217,300 for the nine months ended September 30, 2023 and 2022, respectively. This decrease was primarily due to decreased equipment rental revenues in the first nine months of 2023 compared to the prior year period.

Costs and Expenses

Total costs and expenses were approximately $7,575,000 and $6,917,000 during the three months ended September 30, 2023 and 2022, respectively and approximately $16,911,000 and $16,892,000 during the nine months ended September 30, 2023 and 2022, respectively. The increase in total costs and expenses for the three and nine months ended September 30, 2023 is primarily attributable to an increase in legal fees from the patent litigation, offset by a decrease in cost of sales.

Cost of sales were approximately $4,472,000 and $5,105,000 for the three months ended September 30, 2023, and 2022, respectively, and approximately $9,118,000 and $10,810,000 during the nine months ended September 30, 2023 and 2022, respectively. This decrease in cost of sales of approximately $633,000 and $1,692,000 for the three and nine months ended September 30, 2023, is primarily attributable to the decrease in product sorbent sales in the first three quarters of 2023 compared to the prior year periods.

Selling, general and administrative expenses were approximately $2,459,000 and $1,325,000 for the three months ended September 30, 2023 and 2022, respectively. Such an increase was primarily due to an increase in legal fees from patent litigation. Selling, general and administrative expenses were approximately $6,160,000 and $4,286,000 for the nine months ended September 30, 2023, and 2022, respectively. Such an increase was primarily due to an increase in legal fees from patent litigation.

Interest expense related to the financing of capital was approximately $343,000 and $318,000 for the three months ended September 30, 2023 and 2022, respectively and $1,017,000 and $1,320,000 for the nine months ended September 30, 2023 and 2022. The breakdown of interest expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Interest expense on notes payable	$6	$15	$18	$37
Amortization of discount of notes payable	337	285	999	1,204
Amortization of debt issuance costs	-	18	-	79

	$343	$318	$1,017	$1,320

Loss on change in fair value of profit share liability was approximately $300,000 and $169,000 for the three months ended September 30, 2023 and 2022, respectively and $613,000 and $476,000 for the nine months ended September 30, 2023 and 2022, respectively. The change is primarily attributed to an increase in the amount of the profit share. There were no significant changes to the underlying model during the three and nine months ended September 30, 2023.

Net Loss

For the three months ended September 30, 2023, we had a net loss of approximately $828,000 compared to a net income of approximately $569,000 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had a net loss of approximately $3,039,000 compared to a net loss of approximately $935,000 for the nine months ended September 30, 2022. Such change was primarily due to the decrease in revenues for the three and nine months ended September 30, 2023, the increase in selling, general and administrative expenses (substantially due to a significant increase in legal fees from the patent litigation) and an increase in the change in value of the profit share liability, offset by a decrease in interest expense for the nine months ended September 30, 2023.

Liquidity and Capital Resources

We had approximately $2,497,000 in cash on our balance sheet at September 30, 2023 compared to approximately $1,504,000 at December 31, 2022. Total current assets were approximately $6,074,000 and total current liabilities were approximately $4,404,000 at September 30, 2023, resulting in working capital of approximately $1,670,000. This compares to total current assets of approximately $5,540,000 and total current liabilities of approximately $3,225,000 at December 31, 2022, resulting in working capital of approximately $2,315,000. Our accumulated deficit was approximately $71.7 million at September 30, 2023 compared to $68.7 million at December 31, 2022. Additionally, we had a net loss in the amount of approximately $3,039,000 and cash provided by operating activities of approximately $786,000 for the nine months ended September 30, 2023.

The accompanying condensed consolidated financial statements as of September 30, 2023 have been prepared assuming the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, we had approximately $2.5 million in cash at September 30, 2023. In addition, we had cash provided by operating activities of approximately $0.8 million for the nine months ended September 30, 2023, had working capital of $1.7 million and an accumulated deficit of $71.7 million at September 30, 2023. On October 28, 2022, our principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $10.9 million from October 31, 2022 to August 25, 2025. As a result, such liabilities have been classified as long-term liabilities in the accompanying condensed consolidated financial statements. Based upon such extension of the maturity date of such secured and unsecured debt, our current cash position and our revenue from operations, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. We believe we will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Total Assets

Total assets were approximately $9,682,000 at September 30, 2023 versus approximately $9,340,000 at December 31, 2022. The change in total assets is primarily attributable to a decrease in accounts receivable offset by an increase in cash.

Total Liabilities

Total liabilities were approximately $19,538,000 at September 30, 2023 versus approximately $16,757,000 at December 31, 2022. The increase is primarily attributable to an increase in the outstanding debt as a result of the amortization of discount and issuance costs and an increase in the fair value of the profit share liability.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $786,000 for the nine months ended September 30, 2023 compared to net cash used in operating activities of approximately $368,000 for the nine months ended September 30, 2022.

Investing Activities

There was $3,000 net cash used in investing activities for the nine months ended September 30, 2023 compared to net cash used in investing activities of approximately $11,000 for the nine months ended September 30, 2022 due to the purchase of property and equipment.

Financing Activities

Net cash provided from financing activities was approximately $210,000 for the nine months ended September 30, 2023 compared to approximately $247,000 provided by financing activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received approximately $210,000 from the exercise of stock options compared to $0 in the prior year. During the nine months ended September 30, 2022, we received a $250,000 short term loan from a related party.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2023.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)

Net loss	$(828)	$569	$(3,039)	$(935)

Non-GAAP adjustments:
Depreciation and amortization	72	131	195	446
Interest	344	318	1,019	1,320
Change in fair value of profit share	300	169	613	476
Income taxes	-	-	-	-
Stock based compensation	70	83	390	533

Adjusted EBITDA	$(42)	$1,270	$(822)	$1,840

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2023, the Company issued (i) 8,007 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock, (ii) 6,690 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, and (iii) 3,041 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock. All of such options had an exercise price of $0.17 per share and such share issuances were based upon a volume weighted average price (“VWAP”) of $0.3311 per share as determined under the terms of the options.

On September 29, 2023, the Company issued (i) 5,555 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 16,458 shares of common stock, (ii) 4,641 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, (iii) 2,109 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock, and (iv) 1,033 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock.  All of such options had an exercise price of $0.26 per share and such share issuances were based upon a VWAP of $0.3925 per share as determined under the terms of the options.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: November 20, 2023	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

