Form 10-K
period 2023-12-31
Midwest Energy Emissions Corp.
filed 2024-04-16
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,425,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on April 16, 2024 was 94,369,392.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

■	the loss of major customers;
■	dependence on availability and retention of key suppliers;
■	changes, or lack of changes, in environmental regulations;
■	risks related to advancements in technologies;
■	lack of diversification in the Company’s business;
■	risks related to intellectual property, including the ability to protect intellectual property and the success of any patent litigation;
■	competition risks;
■	changes in demand for coal as a fuel source for electricity production;

■	ability to retain key personnel;
■	absence of a liquid public market for our common stock;
■	share price volatility;
■	the potential that dividends may never be declared; and
■	other factors discussed in this report under the caption “Risk Factors”.

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

The SEA® approach to mercury capture is specifically tailored for each application to match a customer’s coal type and boiler configuration for optimal results. Our two-pronged solution consists of a front-end additive(s) put on the coal or directly into the boiler in minimal amounts combined with a back-end sorbent injection solution to ensure maximum mercury capture. We believe our two-part process uses fewer raw materials than other mercury capture systems and causes less disruption to plant operations. We believe our additives and sorbents, which are designed to meet or exceed the mercury mitigation requirements of our customers, offer superior performance and the lowest possible feed rates when compared to other solutions on the market. Our processes also preserve fly ash which can be sold and recycled for beneficial use.

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

We are in the process of developing and testing other business opportunities which include the extracting and processing of rare earth elements (REEs) in North America, remediation technologies for wastewater and coal ash from coal-fired power plants, as well as drinking water treatment technologies. See “Description of the Business -Additional Business Opportunities” below.

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

We have a patent portfolio consisting of 36 active patents throughout the U.S., Canada, Europe, and China and 2 patents pending applications.  We believe that our patent position is strong in the U.S., Canada and Europe.

Industry Background

The market for mercury removal from power plant emissions have largely been driven by federal regulations.

On December 21, 2011, the EPA announced MATS for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury ("Hg"), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by state EPAs where the plant is domiciled) from April 16, 2012 to comply with the new emission limits. The MATS rule applies to EGUs that are larger than 25 MW that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public, and includes investor-owned units, as well as units owned by the federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGUs affected by this rule. Many EGUs have since shut down as a result of regulation and competitive disadvantages to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2023, there are approximately 210 coal-fired EGUs remaining in the power market which make up the large mercury-emissions control market into which we sell.

The final MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs, and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle or “IGCC” units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule set nationwide emission limits estimated to reduce mercury emissions in coal-fired plants by about 90%.

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

At the present time, there are 16 EGUs in the U.S. that currently use our SEA technologies and buy product from us.

Patent Enforcement

We believe that a significant percentage of coal-fired power plants in the United States have adopted and are infringing upon our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants.

Beginning in 2019, we began to actively enforce our patent rights against unauthorized use of our patented technologies. We initiated patent litigation in July 2019 against four major owners and/or operators of coal-fired power plants in the United States and certain of their affiliates, along with certain other third parties in which we have claimed infringement of its patents related to its two-part process for mercury removal from coal-fired power plants. See Part I, Item 3. “Legal Proceedings”.

We are in the process of pursuing various other infringers and have communicated our position to a significant number of them, which process is ongoing.  Although additional litigation may be necessary to enforce our intellectual property rights, we view this as a last resort. Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

Other Possible Markets for Our Emissions Technologies

In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. This Convention was a result of three years of meeting and negotiating, after which the text of the Convention was approved by delegates representing approximately 140 countries in January 2013 in Geneva.  As of September 2020, 123 countries have joined the Convention.  It is expected that over the next few decades, this international agreement will enhance the reduction of mercury pollution from the targeted activities responsible for the major release of mercury to the environment.  Specific emissions limits are being developed by the European Union, although the timing of any enactment of such is uncertain.  Any such regulations may lead to additional business opportunities for our mercury control technologies within the European Union although there are no such prospects at the present time.

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

Additional Business Opportunities

We are in the process of developing and testing other business opportunities which include the extracting and processing of rare earth elements (REEs) in North America, remediation technologies for wastewater and coal ash from coal-fired power plants, as well as drinking water treatment technologies. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. There can be no assurance that we will be successful in the development of these technologies.

We also maintain a license with respect to certain intellectual property owned by Dakin Holdings Ltd. consisting of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants (the “Dakin IP”).  We believe the Dakin IP can be an effective supplement to our core business of mercury emissions removal at coal-fired power plants and provide an additional revenue stream utilizing our present infrastructure.  However, there can be no assurance that such license will lead to any significant revenues. For additional information, see Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

Competition

Our major competitors in the U.S. and Canada include companies such as Arq, Inc. (formerly Advanced Emissions Solutions, Inc.), Norit Activated Carbon, Calgon Carbon Corporation, and Nalco Company. Some of these companies employ large sales staff and are well positioned in the market. However, in most head-to-head tests with competitor products, our SEA technology has consistently performed better in mercury removal, at lower projected costs. We believe that our SEA technology is superior to offerings of our competitors and, with its highly experienced staff, we have shown that we can compete effectively in these markets.

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

Employees

We currently have 9 full-time and 2 part-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

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

Our major competitors in the U.S. and Canada include companies such as Arq, Inc. (formerly Advanced Emissions Solutions, Inc.), Norit Activated Carbon, Calgon Carbon Corporation, and Nalco Company. These companies employ large sales staff and are well positioned in the market. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of sales and technical staff. If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

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

Patent litigation, like most types of commercial litigation, can be expensive, time-consuming, and unpredictable.  Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. There is no assurance that we will be successful in any such litigation.  Moreover, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing.

In July 2019, we initiated patent litigation against various defendants in the U.S. District Court for the District of Delaware for infringement of certain patents which relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants.  Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants in this litigation, and in November 2023, we settled such matter with two other major groups in the litigation.  In addition, following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of defendants.  Nevertheless, the ultimate success in this litigation against the remaining group of defendants still remains uncertain due to other possible factors including, but not limited to, the results of any post-trial motions and applications, appeals and any collectability issues.

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

Our business lacks significant diversification and to date has been dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. While we are in the process of developing new technologies, no assurance can be made that any such new technologies currently under development will be commercialized or result in a significant revenue stream.

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

Revenues are generated under contracts or blanket purchase orders that must be renegotiated periodically.

Substantially all of our revenues are generated under contracts or blanket purchase orders which expire periodically or which must be frequently renegotiated, extended, or replaced. Whether these contracts or blanket purchase orders are renegotiated, extended, or replaced is often subject to factors that may be beyond our control, including an extremely competitive marketplace for the services we offer. We cannot assure you that the costs and pricing of our services can remain competitive in the marketplace or that we will be successful in renegotiating our contracts and blanket purchase orders.

Business interruptions could significantly disrupt our operations and could have a material adverse impact on us.

Our operations, and those of our suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, and other natural or man-made disasters or business interruptions.  In the event of any of these occurrences, we may experience disruptions to our business including, but not limited to, the availability of raw materials and equipment, disruptions to our workforce, or to our business relationships with other third parties.  Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, and expose us to and costly response measures and could have a material adverse effect on our business operations.

We rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of our internal systems or the systems of our third-party providers are compromised due to computer virus, unauthorized access, malware, and the like, then sensitive documents could be exposed or deleted, and our ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to our systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. The risk of cybersecurity breach has generally increased as the number, intensity, and sophistication of attempted attacks from around the world has increased. While we have certain cyber security procedures in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber-attacks.

Maintaining and improving our financial controls may divert management’s attention and increase costs.

We are subject to the requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming, or costly and may also place undue strain on our personnel, systems, and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2023. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout the rest of 2024 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Further, investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future. Relatedly, if we fail to remediate any such material weakness in the future, we may not be able to accurately report our financial condition or results of operations.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is "appropriate and necessary" to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after a consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants.  In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place.  Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 "appropriate and necessary" determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding.  On April 3, 2023, the EPA issued a proposal to strengthen and update MATS. This proposal is currently pending.  Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

Uncertainty and lack of international environmental regulations could restrict our ability to attract business in Europe and Asia.

In order to expand our business internationally, we would expect that more restrictive international environmental regulations will need to be enacted for the purpose of mercury control from power plant emissions in Europe and in China and other Asian countries. In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. Specific emissions limits are being developed by the European Union, although the timing of any enactment of such is uncertain.  With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer.  Any delay in enactment of more restrictive international regulations or the lack thereof could restrict any efforts and our ability to attract business in Europe and Asia for our emissions technologies.

Risks Associated with our Common Stock

There is a limited trading market for our common stock.

Our common stock is currently traded in Canada on the TSX Venture Exchange (“TSXV”) under the symbol “MEEC” and is quoted in the United States on the OTCQB operated by OTC Markets Group Inc. under the symbol “MEEC”.  Historically, the trading volume for our common stock has been limited.  Accordingly, investors may find it more difficult to buy and sell our shares.  These factors may have an adverse impact on the trading and price of our common stock.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this "Risk Factors" section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

■	the results of operating and financial performance and prospects of other companies in our industry;
■	strategic actions by us or our competitors, such as acquisitions or restructurings;
■	announcements of innovations, increased service capabilities, new or terminated customers, or new, amended, or terminated contracts by our competitors;
■	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
■	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry or about the market for coal-fired power in the U.S. or abroad;
■	changes in government policies in the United States and in foreign countries, if we are able to derive significant business outside of the United States;
■	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
■	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
■	changes in accounting standards, policies, guidance, interpretations, or principles;
■	any lawsuit involving us, our services, or our products;
■	arrival and departure of key personnel;
■	sales of common stock by us, our investors or members of our management team; and
■	changes in general market, economic and political conditions in the United States, and global economies or financial markets, including those resulting from natural or man-made disasters.

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

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.  Accordingly, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.

We may need additional capital in the future, which may not be available on acceptable terms or at all, to continue investing in our business and to finance acquisitions and other strategic transactions.

We may need additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, pursue acquisitions and other strategic transactions. Future financings may involve the issuance of debt, equity, and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on commercially reasonable terms or at all if and when we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital, if and when required, could have a material adverse effect on our business and financial condition and may result in a decline in our stock price.

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

If we cannot continue to satisfy the continued listing requirements, of the TSXV, our securities may be delisted from the TSXV, which could negatively impact the price of our securities and your ability to sell them.

On July 20, 2023, our shares of common stock began to trade on the TSXV.  We cannot assure you that our securities will continue to be listed on the TSXV.  In order to maintain our listing on the TSXV, we will be required to comply with certain rules of the TSXV, including those regarding a minimum public float, and various additional requirements. We may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the TSXV criteria for maintaining our listing, our securities could be subject to delisting from the TSXV.

If the TSXV subsequently delists our securities from trading, we could face significant consequences, including:

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

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Based on our small size and limited number of employees and consultants, we rely extensively on information technology systems managed by third party major service providers to securely process, store and transmit our data to conduct business. Our employees and consultants utilize end point security tools, such as firewalls and anti-virus protection, to protect our data. To date, we have not engaged any assessors, consultants, auditors or other third parties in connection with our risk management system or processes.

In connection with our use of third-party services providers, we have certain processes in place to oversee and identify cybersecurity risks from threats and incidents.  We are not aware of having experienced any material cybersecurity incidents.  We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.  However, there could be cybersecurity threats or incidents in the future that may adversely affect our business.   For more information, please refer to Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

•	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.

•	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.

•	the review of the security procedures used by third parties that may host or otherwise have access to the Company’s data.

•	if necessary, the use of third-party security experts if and when an incident is detected.

Governance

Our Vice President of Operations oversees risks of cybersecurity threats and will report, as necessary, to the Board of Directors, including promptly reporting any cybersecurity incidents that may pose a significant risk to us. To date, our Vice President of Operations has not had to report any cybersecurity incidents to the Board. Our Vice President of Operations has over 25 years of experience in the industry and has overseen the day-to-day operations of the Company for over 10 years. Among other things, he has been responsible for day-to-day access management, network security and data protection solutions. Our Board of Directors has oversight of management to eliminate cybersecurity risks.

Item 2. Properties.

We lease a warehouse in Corsicana, Texas consisting of approximately 20,000 square feet which we use for manufacturing and distribution of our products. As of December 2019, we relocated our corporate headquarters to such location which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Such lease in Corsicana, Texas expires March 31, 2029.

Item 3. Legal Proceedings.

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit were (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, we allege that each of the defendants has willfully infringed certain of our patents and seeks unspecified damages, attorneys’ fees, costs and injunctive relief.

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

Subsequently, and as a result of certain rulings by the Court, certain defendants were dismissed in the action, certain defendants were added and certain originally named defendants remained in the action. A jury trial was scheduled for November 13, 2023.

On November 9, 2023, we entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities (collectively “AJG”), and DTE Energy Resources LLC and various of its affiliated entities (collectively “DTE”), to resolve the patent litigation.  Pursuant to the term sheet, all claims and counterclaims asserted by the parties in such patent litigation have been dismissed with prejudice, although such term sheet does not affect any other claim brought against the remaining CERT defendants.  The financial aspects of the term sheet remain confidential pursuant to its terms.

In addition, effective November 9, 2023, Alistar Enterprises, LLC (“Alistar”), one of the remaining CERT defendants, entered into a settlement agreement with us which provided that all claims and counterclaims asserted in the action between the Company and Alistar be dismissed with prejudice.  The financial terms of such settlement remain confidential.

Effective as of December 28, 2023, and in connection with the term sheet described above, the Company, along with its wholly-owned subsidiary, MES, Inc., and (a) Chem-Mod LLC (“Chem-Mod”), (b) Arthur J. Gallagher & Co. and AJG Coal, LLC, and (c) DTE Energy Co. and DTE Energy Resources, LLC, entered into a paid license of U.S. Patent No. 8,168,147, U.S. Patent No. 10,343,114, U.S. Patent No. 10,589,225, U.S. Patent No. 10,596,517 and U.S. Patent No. 10,668,430 and their foreign equivalents and related patent applications and patents, which licenses the use of refined coal or the Chem-Mod Solution in conjunction with activated carbon.  This license applies to Chem-Mod and certain of its licensees, sub-licensees, and their customers, for the remaining term of such patents.  By its terms, the license does not cover the use of activated carbon with coal that is not either refined coal or coal made by or for use with the Chem-Mod Solution in a manner authorized by the license. The parties to the license have mutually released all claims that any past use of the Chem-Mod Solution in connection with the production or use of refined coal with activated carbon by entities other than the CERT defendants and their customers infringes the asserted patents and related intellectual property, and all claims that could have been brought challenging the validity of such patents.

The remaining CERT defendants and their customers (for activities relating to the CERT defendants) are not included within the scope of the license. The Court rescheduled the trial as to the claims against the remaining CERT defendants to begin on February 26, 2024.

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.

Other than the foregoing, there are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our shares of common stock are quoted on the OTCQB operated by OTC Markets Group Inc. under the symbol “MEEC”, and began trading on the TSX Venture Exchange (“TSXV”) on July 10, 2023 also under the symbol “MEEC”. As it relates to the OTCQB, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2023, and have no program in place at the present time to buy any equity securities in the future.

Holders

As of April 16, 2024, there were 396 stockholders of record of our common stock. The number of holders of record does not include holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers or other nominees.  The approximate number of beneficial stockholders is estimated to be 2,900.

Dividends

We have not declared any cash dividends to date and have no current plan to do so in the foreseeable future.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.  The co-transfer agent and registrar for our common stock in Canada is TSX Trust Company at its offices in Toronto, Ontario, Canada.

Equity Compensation Plan Information

The following table shows information, as of December 31, 2023, with respect to each equity compensation plan under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	4,775,000	$0.75	0
Equity compensation plans approved by security holders	12,262,500	$0.45	1,635,587
Total	17,037,500	$0.53	1,635,587

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

Business Operations

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants. In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding. On April 3, 2023, the EPA issued a proposal to strengthen and update MATS. This proposal is currently pending.  Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

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

We continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. We also seek license agreements with utilities while allowing them to use our SEA® technologies without our supply of products. Since 2021, we have announced various supply contract extensions, new supply business and license agreements. We expect additional supply business and license agreements during 2024 and thereafter, including converting certain licensees to supply customers.

Patent Litigation

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

In May 2021, a U.S. District Court Magistrate Judge issued a report and recommendation which was approved by the District Judge in September 2021 that such litigation should be permitted to proceed against various refined coal defendants named in the action directly involved in the refined coal program and operations, and be dismissed against certain other defendants, primarily affiliated entities of the refined coal operators.

Prior to the jury trial which was scheduled for November 13, 2023, we entered into a confidential binding term sheet on November 9, 2023 with Arthur J. Gallagher & Co., and various of its affiliated entities (collectively “AJG”), and DTE Energy Resources LLC and various of its affiliated entities (collectively “DTE”), to resolve the patent litigation against these two groups of defendants.  Pursuant to the term sheet, all claims and counterclaims asserted by the parties in such patent litigation have been dismissed with prejudice, although such term sheet does not affect any other claim brought against the remaining CERT defendants.  The financial aspects of the term sheet remain confidential pursuant to its terms.

In addition, effective November 9, 2023, Alistar Enterprises, LLC (“Alistar”), one of the remaining CERT defendants, entered into a settlement agreement with us which provided that all claims and counterclaims asserted in the action between the Company and Alistar be dismissed with prejudice.  The financial terms of such settlement remain confidential.

Effective as of December 28, 2023, and in connection with the term sheet described above, we entered into a paid license with (a) Chem-Mod LLC (“Chem-Mod”), (b) Arthur J. Gallagher & Co. and AJG Coal, LLC, and (c) DTE Energy Co. and DTE Energy Resources, LLC, relating to U.S. Patent No. 8,168,147, U.S. Patent No. 10,343,114, U.S. Patent No. 10,589,225, U.S. Patent No. 10,596,517 and U.S. Patent No. 10,668,430 and their foreign equivalents and related patent applications and patents, which licenses the use of refined coal or the Chem-Mod Solution in conjunction with activated carbon.  This license applies to Chem-Mod and certain of its licensees, sub-licensees, and their customers, for the remaining term of such patents.  By its terms, the license does not cover the use of activated carbon with coal that is not either refined coal or coal made by or for use with the Chem-Mod Solution in a manner authorized by the license. The parties to the license have mutually released all claims that any past use of the Chem-Mod Solution in connection with the production or use of refined coal with activated carbon by entities other than the CERT defendants and their customers infringes the asserted patents and related intellectual property, and all claims that could have been brought challenging the validity of such patents.

The remaining CERT defendants and their customers (for activities relating to the CERT defendants) were not included within the scope of the license. The Court rescheduled the trial as to the claims against the remaining CERT defendants to begin on February 26, 2024.

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.

                AC Midwest Energy

On February 27, 2024, we entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest Energy LLC (“AC Midwest”) which replaced and superseded the Unsecured Note Financing Agreement and Reaffirmation of Guaranty entered into with AC Midwest on February 25, 2019, as amended on October 28, 2022 (the “Unsecured Note Financing Agreement”).

Pursuant to the Unsecured Note Financing Agreement, prior to February 27, 2024, AC Midwest was the holder of an unsecured note with a principal amount outstanding of $13,154,931 which was issued on February 25, 2019 (the “Unsecured Note”).  The Unsecured Note was scheduled to mature on August 25, 2025 and bears a zero cash interest rate.  Pursuant to the Unsecured Note Financing Agreement, AC Midwest was also entitled to a “non-recourse” profit participation preference equal to $17,654,931 (the “Profit Share”). Prior to maturity, the outstanding principal, as well as the Profit Share, were to be paid from Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement).  Any remaining principal balance due on the Unsecured Note would be due and payable in full on the maturity date.  The Profit Share, however, if not paid in full on or before the maturity date would remain subject to the Unsecured Note Financing Agreement until full and final payment.

Prior to February 27, 2024, there also remained outstanding to AC Midwest a principal balance of $271,686 due under a secured noted of the Company issued on November 29, 2016 in the original principal amount of $9,646,686, which had a maturity date of August 25, 2025 (the “Secured Note”).  The Secured Note had been issued pursuant to an Amended and Restated Financing Agreement and Reaffirmation of Guaranty, dated as of November 1, 2016, as amended on June 14, 2018, September 12, 2019, February 25, 2019 and October 28, 2022 (the “Restated Financing Agreement”).

Pursuant to the Debt Restructuring Agreement, on February 27, 2024, we (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the Unsecured Note, (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,931 (the “New Note”), and (iii) paid AC Midwest $275,626 representing the remaining principal balance under the Secured Note of $271,686 plus interest of $3,939.  In addition, within 30 days, we would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note.  The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024.  Any remaining principal balance on the New Note shall be due August 27, 2024 (the “Maturity Date”), which is six months from February 27, 2024.  Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum.  The New Note completely replaces and supersedes the Unsecured Note, which shall be of no further force and effect.

In addition, pursuant to the Debt Restructuring Agreement, AC Midwest shall be entitled to a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”). The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to our intellectual property.  Following the receipt of any Net Litigation Proceeds, we shall prepay any remaining principal balance of the New Note and pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the New Note and Restructured Profit Share have been paid in full.  The Restructured Profit Share completely replaces and supersedes the terms and conditions of the Profit Share in the amount of $17,654,931 provided for in the Unsecured Note Financing Agreement, which shall be of no further force and effect.  The Restructured Profit Share, if not paid in full on or before the Maturity Date, shall remain subject to the terms of the Debt Restructuring Agreement.

In addition to facilitating the private sale to third parties as described above, AC Midwest has granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar.

As a result of the repayment of the remaining principal balance under the Secured Debt, we and AC Midwest executed a Satisfaction and Discharge of Secured Debt confirming the cancellation of the Secured Note and that all of the obligations under the Restated Financing Agreement have been fully satisfied and discharged.

                Other Developments

We are in the process of developing and testing other business opportunities which include the extracting and processing of rare earth elements (REEs) in North America, remediation technologies for wastewater and coal ash from coal-fired power plants, as well as drinking water treatment technologies. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. There can be no assurance that we will be successful in the development of these technologies.

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

Although we face a host of challenges and risks, we are optimistic about our future and expect our business operations to grow.

Results of Operations

Revenues

We generated revenues of approximately $17,940,000 and $21,620,000 for the years ended December 31, 2023 and 2022, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $17,093,000 and $20,644,000 for the years ended December 31, 2023 and 2022, respectively. The decrease in revenues from the prior year was primarily due to the decreased supply demands from our customer base in 2023 compared to the prior year along with the closure of one of our customer’s power plants which occurred at the end of 2022, offset by an increase in licensing revenues for 2023 compared to 2022.

Licensing revenues were approximately $703,000 and $651,000 for the years ended 2023 and 2022, respectively. Such increase was primarily due to greater licensing revenues generated in 2023 from one of our customers compared to 2022.

Equipment sales and other revenues for the years ended December 31, 2023 and 2022 were approximately $145,000 and $325,000, respectively. This decrease was primarily due to increased equipment rental revenues in 2022 compared to 2023, partially offset by a decrease in demonstrations and consulting revenue.

Costs and Expenses

Total costs and expenses were approximately $39,171,000 and $23,184,000 during the years ended December 31, 2023 and 2022, respectively. The increase in total costs and expenses from the prior year is primarily attributable to an increase on the loss on change in fair value of the profit share and the increase general and administrative expenses primarily attributable to an increase in legal fees during 2023 in connection with the patent litigation.  This was partially offset by a decrease in cost of sales due primarily to decreased sales in 2023, and a decrease in interest expense.

Cost of sales were approximately $12,172,000 and $14,599,000 for the years ended December 31, 2023 and 2022, respectively. The decrease in cost of sales is primarily attributable to decreased sales.

Selling, general and administrative expenses were approximately $14,207,000 and $6,117,000 for the years ended December 31, 2023 and 2022, respectively. Such increase was primarily due to increased legal fees incurred in 2023 in connection with our patent litigation including the settlement reached with various defendants in the fourth quarter of 2023.

Interest expense related to the financing of capital was approximately $1,362,000 and $1,570,000 for the years ended December 31, 2023 and 2022, respectively. The approximate breakdown of interest expense for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	December 31,
	2023	2022

Interest expense on notes payable	$24,000	$53,000
Other interest	2,000	-
Additional interest upon conversion of notes	-	-
Amortization of discount of notes payable	1,336,000	1,438,000
Amortization of debt issuance costs	-	79,000

	$1,362,000	$1,570,000

Loss on change in fair value of profit share liability were approximately $11,210,000 and $802,000 for the years ended December 31, 2023 and 2022, respectively. The change in 2023 is primarily attributed to changes in the projected timing of the repayment of the profit share (See Note 2 to the consolidated financial statements).

Net Income (Loss)

For the year ended December 31, 2023, we had a net income of approximately $5,904,000 compared to a net loss $1,581,000 for the year ended December 31, 2022. Such change was primarily due to income from legal claims of $27,608,000 in 2023 compared to no such similar income in 2022, offset by reduced sales in our core business operations in 2023, the increase in total costs and expenses and the loss on change in fair value of the profit share liability recognized in 2023.

Liquidity and Capital Resource

We had approximately $20,940,000 in cash on our balance sheet at December 31, 2023 compared to approximately $1,504,000 at December 31, 2022. Total current assets were approximately $24,152,000 and total current liabilities were approximately $2,183,000 at December 31, 2023, resulting in working capital of approximately $21,969,000.  This compares to total current assets of approximately $5,540,000 and total current liabilities were approximately $3,225,000 at December 31, 2022, resulting in working capital of approximately $2,315,000. Our accumulated deficit was approximately $62.8 million at December 31, 2023 compared to $68.7 million at December 31, 2022. Additionally, we had a net income in the amount of approximately $5,904,000 and cash provided by operating activities of approximately $19,226,000 for the year ended December 31, 2023.

Total Assets

Total assets were approximately $27,468,000 at December 31, 2023 versus approximately $9,340,000 at December 31, 2022. The change in total assets is primarily attributable to an approximate $19,436,000 increase in cash. This was offset by decreases in accounts receivable, inventory, right of use asset, property and equipment and intellectual property.

Total Liabilities

Total liabilities were approximately $28,250,000 at December 31, 2023 versus approximately $16,757,000 at December 31, 2022. The increase is primarily due to an increase in the value of the unsecured note and profit share liability offset by a decrease in accounts payable and accrued expenses.

Operating Activities

Net cash provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash provided by operating activities was approximately $19,226,000 for the year ended December 31, 2023 compared to net cash provided by operating activities of approximately $71,000 for the year ended December 31, 2022.  The increase in net cash provided by operating activities was primarily due to the following: (i) net income of $5.9 million in 2023 compared to a $1.6 million loss in 2022; (ii) loss on change in fair value of profit share of $11.2 million in 2023 compared to $802,000 in 2022; and (iii) certain other changes in operating assets and liabilities including accounts receivable, accounts payable and accrued liabilities, accrued salaries and operating lease liability.

Investing Activities

The Company had no investing activities for the year ended December 31, 2023. Net cash used in investing activities was approximately $11,000 for the year ended December 31, 2022 due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $210,000 for the year ended December 31, 2023, compared to net cash provided by financing activities of approximately $56,000 for the year ended December 31, 2022. During the year ended December 31, 2023, the Company received approximately $210,000 from the exercise of stock options compared to approximately $58,000 received from the exercise of stock options during the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial conditions and results of operation are based upon the accompanying consolidated financial statements which have been prepared in accordance with the generally accepted accounting principles in the U.S. The preparation of the consolidated financial statements requires that we make estimates and assumptions that affect the amounts reported in assets, liabilities, revenues, and expenses. We use estimates in accounting for, among other items, profit share liability, revenue recognition, allowance for credit losses, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. We base these estimates on various assumptions and experience that we believe to be reasonable. The following critical accounting policies are those that are important to the presentation of our financial condition and results of operations. These policies require management’s most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following critical accounting policies affect our more significant estimates used in the preparation of our consolidated financial statements. In particular, our most critical accounting policies relate to the recognition of revenue, and the valuation of our stock-based compensation.

Inventory

Inventories are stated at the lower of cost or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. We estimate the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. In the past we have experienced a minimal valuation allowance on our inventory.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future undiscounted cash flows.

We have evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2023, the Company recorded an impairment expense related to property and equipment of $219,707 which is included in Impairment loss in the Company’s consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life. No impairment charges were recognized for the year ended December 31, 2022.

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

Disaggregation of Revenue

We generated revenue for the years ended December 31, 2023 and 2022 by (i) delivering product to our commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of our technology at customers with the intent of entering into long term supply agreements based on the performance of our products during the demonstrations and (iv) licensing our technology to customers.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are no longer subject to tax examinations by tax authorities for years prior to 2019.

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

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the year December 31, 2023 and 2022, respectively:

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)

Net income (loss)	$5,904	$(1,581)

Non-GAAP adjustments:
Depreciation and amortization	259	555
Interest	1,362	1,570
Change in fair value of profit share	11,210	802
Impairment of property and equipment	220	-
Income Taxes	473	18
Stock based compensation	520	672

Adjusted EBITDA	$19,948	$2,036

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARY

Index to Financial Information

Years Ended December 31, 2023 and 2022

To the Board of Directors and Stockholders of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements as of and for the year ended December 31, 2022, were audited by another auditor. Their auditor’s report, dated May 12, 2023, contained an unqualified opinion on those financial statements.

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

Valuation of Profit Share Liability

Description of the Matter

As of December 31, 2023, the Company recorded a profit share liability of $13.8 million. As discussed in Note 7 to the financial statements, the Company entered into a profit participation preference (the “profit share liability”) with AC Midwest Energy LLC as part of its Unsecured Note Financing Agreement. The Company calculates the fair value of the profit share liability on a quarterly basis utilizing management estimates. The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability is determined on a Level 3 measurement.

Inherent in the valuation of Level 3 financial instruments are certain significant judgments and estimates related to forecasted cash flows. Changes in these assumptions can significantly impact the valuation of the profit share liability and the gain or loss on change in fair value that is recorded. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasted cash flows.

How We Addressed the Critical Audit Matter in Our Audit

To test the profit share liability calculation as of December 31, 2023, we performed the following procedures among others, by which we:

•	Obtained an understanding of the Company’s internal controls and the process to determine the fair value of the profit share liability.
•	Obtained and reviewed the Unsecured Note Agreement and evaluated management’s assessment of the terms of the agreement.
•	Evaluated the reasonableness of management’s cash flow forecast by comparing the forecast to historical data and trends and current events influencing expected future cash flows, including the timing of expected cash flows.
•	Utilized our internal valuation specialist to assist in the assessment of the appropriateness of the valuation methodology and the reasonableness of the discount rate applied, including consideration of conditions affecting market rates.
•	Performed sensitivity analyses to evaluate the potential impact of fluctuations in the underlying assumptions of the fair value of the profit share liability.
•	Tested the clerical accuracy of the profit share liability calculation.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey April 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Midwest Energy Emissions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Energy Emissions Corp. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2018 (such date takes into account the acquisition Rotenberg Meril Solomon Bertiger & Guttilla, P.C. by Marcum LLP effective February 1, 2022) to September 11, 2023.

Saddle Brook, NJ

May 12, 2023

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$20,939,762	$1,504,225
Accounts receivable	2,233,211	2,777,607
Inventory	795,164	991,131
Prepaid expenses and other assets	183,621	267,393
Total current assets	24,151,758	5,540,356

Security deposits	5,175	10,175
Property and equipment, net	1,595,958	1,828,592
Right of use asset - operating lease	10,639	51,563
Intellectual property, net	1,704,063	1,909,597
Total assets	$27,467,593	$9,340,283

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $107,454 and $25,000 at December 31, 2023 and December 31, 2022, respectively)	$1,558,450	$2,946,835
Income tax payable	437,821	-
Current portion of operating lease liability	11,157	43,262
Customer credits	167,000	167,000
Accrued salaries	8,936	67,478
Total current liabilities	2,183,364	3,224,575

Operating lease liability	-	11,289
Secured note payable, net of discount – related party	239,466	219,962
Unsecured note payable, net of discount and issuance costs – related party	10,979,723	9,663,056
Profit share liability – related party	14,847,937	3,638,260
Total liabilities	28,250,490	16,757,142

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 94,360,107 and 93,087,796 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively.	94,360	93,088
Additional paid-in capital	61,917,119	61,188,442
Accumulated deficit	(62,794,376)	(68,698,389)

Total stockholders’ deficit	(782,897)	(7,416,859)

Total liabilities and stockholders’ deficit	$27,467,593	$9,340,283

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Revenues	$17,940,370	$21,620,153

Cost of sales	12,172,374	14,598,745

Gross profit	5,767,996	7,021,408

Operating expenses:
Impairment loss	219,707	-
Selling, general and administrative expenses (related party of $554,410 and $300,000)	14,206,761	6,117,421
Total operating expenses	14,426,468	6,117,421
Operating (loss) income	(8,658,472)	903,987

Other income (expense)
Income from legal claims	27,607,776	-
Interest expense (related party of $1,360,623 and $1,570,446)	(1,362,401)	(1,570,446)
Loss on change in fair value of profit share	(11,209,677)	(801,517)
Loss on investment	-	(95,500)
Total other income (expense)	15,035,698	(2,467,463)
Income (loss) before provision for income taxes	6,377,226	(1,563,476)

Provision for income taxes	(473,213)	(18,000)

Net income (loss)	$5,904,013	$(1,581,476)

Basic & Diluted income (loss) per share:
Basic net income (loss) per share	$0.06	$(0.02)
Diluted net income (loss) per share	$0.06	$(0.02)

Weighted average common shares outstanding:
Basic	94,171,695	90,025,209
Diluted	97,452,397	90,025,209

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Share based compensation expense	-	-	520,449	-	520,449

Stock issued for cashless exercise of options	422,311	422	(422)	-	-

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Net income	-	-	-	5,904,013	5,904,013

Balance December 31, 2023	94,360,107	$94,360	$61,917,119	$(62,794,376)	$(782,897)

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Year Ended December 31, 2022
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2022	89,115,951	$89,116	$56,788,321	$(67,116,913)	$(10,239,476)

Share based compensation expense	-	-	282,367	-	282,367

Stock issued for cashless exercise of options	5,181	5	(5)	-	-

Stock issued for consulting services	500,000	500	159,500	-	160,000

Issuance of stock for compensation	3,250,000	3,250	122,417	-	125,667

Capital contribution for gain on extinguishment of secured note payable – related party	-	-	54,983	-	54,983

Capital contribution for gain on extinguishment of unsecured note payable – related party	-	-	3,722,743	-	3,722,743

Issuance of stock for exercise of options	216,664	217	58,116		58,333

Net loss	-	-	-	(1,581,476)	(1,581,476)

Balance December 31, 2022	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year Ended December 31, 2023	For the year Ended December 31, 2022

Cash flows from operating activities
Net income (loss)	$5,904,013	$(1,581,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation – amortization of prepaid services	486,667	263,646
Stock-based compensation	33,782	408,034
Amortization of discount of notes payable	1,336,171	1,438,615
Amortization of debt issuance costs	-	79,188
Amortization of right to use assets	40,924	338,535
Amortization of patent rights	205,534	204,600
Depreciation expense	12,927	11,679
Impairment loss	219,707	-
Loss on change in fair value of profit share	11,209,677	801,517
Changes in operating assets and liabilities
Accounts receivable	544,396	(1,762,554)
Inventory	195,967	84,270
Prepaid expenses and other assets	88,772	(59,030)
Accrued salaries	(58,542)	(494,952)
Accounts payable and accrued liabilities	(950,564)	679,124
Operating lease liability	(43,394)	(340,207)
Net cash provided by operating activities	19,226,037	70,989

Cash flows from investing activities
Purchase of property and equipment	-	(10,727)
Net cash used in investing activities	-	(10,727)

Cash flows from financing activities
Proceeds from exercise of stock options	209,500	58,333
Payments of equipment notes payable	-	(2,677)
Net cash provided by financing activities	209,500	55,656

Net increase in cash and cash equivalents	19,435,537	115,918

Cash and cash equivalents - beginning of period	1,504,225	1,388,307

Cash and cash equivalents - end of period	$20,939,762	$1,504,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,721	$52,643
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Common stock issued for prepaid services	$-	$53,333
Common stock issued for consulting services	$-	$106,667

See accompanying notes to these consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Note 2 - Liquidity and Financial Condition

Under ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment.

As reflected in the consolidated financial statements, the Company had approximately $21 million in cash at December 31, 2023. In addition, the Company had cash provided by operating activities of $19 million for the year ended December 31, 2023, had working capital of $22 million and an accumulated deficit of $63 million at December 31, 2023.

The accompanying consolidated financial statements as of December 31, 2023 have been prepared assuming the Company will continue as a going concern. On October 28, 2022, the Company’s principal lender agreed to extend the maturity date of all of its existing secured and unsecured debt in the principal amount of $13.4 million from October 31, 2022 to August 25, 2025 (see Note 7 - Related Party). As a result, such liabilities have been classified as long-term liabilities in the accompanying consolidated financial statements as of December 31, 2023. Based upon such extension of the maturity date of such secured and unsecured debt, the Company’s current cash position and revenues from operations, management believes substantial doubt regarding the Company’s ability to continue as a going concern has been mitigated. The Company believes it will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future undiscounted cash flows.

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2023, the Company recorded an impairment expense related to property and equipment of $219,707 which is included in Impairment loss in the Company’s consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life. No impairment charges were recognized for the year ended December 31, 2022.

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

Profit share liability was the only item measured at fair value on a recurring basis by the Company at December 31, 2023 and December 31, 2022. Profit share liability is considered to be Level 3.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2023 and December 31, 2022 due to their short-term maturities.

The fair value of the notes payable at December 31, 2023 and December 31, 2022 approximated the carrying amount as the notes were recently issued at interest rates prevailing in the market and interest rates as of December 31, 2023 and December 31, 2022. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

The fair value of the profit share liability at December 31, 2023 and December 31, 2022 was calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$14,847,937	$-	$-	$14,847,937
Total Liabilities	$14,847,937	$-	$-	$14,847,937

		Fair Value Measurement as of
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,638,260	$-	$-	$3,638,260
Total Liabilities	$3,638,260	$-	$-	$3,638,260

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2023 and 2022 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the years ended December 31, 2023 and 2022. All sales were in the United States.

	December 31, 2023	December 31, 2022
Product revenue	$17,092,996	$20,644,438
License revenue	702,500	650,938
Demonstrations & Consulting revenue	90,000	108,000
Equipment revenue	54,874	216,777
	$17,940,370	$21,620,153

Accounts receivable and allowance for credit losses

Accounts receivable are presented net of an allowance for credit losses. The Company maintains allowances for credit losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at December 31, 2023. The Company historically has not experienced significant uncollectible accounts receivable. As of December 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2019.

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

Basic and Diluted Income (Loss) Per Common Share

Income per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock.  There are 3,280,702 dilutive stock options and no dilutive warrants for the year ended December 31, 2023 as the Company reported net income for the period. There were no dilutive potential common shares for year ended December 31, 2022, because the Company incurred a net loss and basic and diluted losses per common share are the same.

We calculate basic earnings per share by dividing net income by the weighted-average number of $5,904,013 common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended December 31, 2023 and 2022:

	2023	2022
Basic:
Net Income (Loss)	$5,904,013	$(1,581,476)
Weighted-average shares outstanding	94,171,695	90,025,209
Basic	$0.06	(0.02)

	2023	2022
Diluted:
Net Income (Loss)	$5,904,013	$(1,581,476)
Weighted-average shares outstanding	94,171,695	90,025,209
Effect of diluted securities – stock options	3,280,702	-
Weighted-average shares used in the calculation of diluted earnings per share	97,452,397	90,025,209
Diluted earnings (loss) per share	$0.06	$(0.02)

Total common stock equivalents excluded from dilutive loss per share are as follows:

	December 31,	December 31,
	2023	2022

Stock Options	9,650,000	18,876,912
Warrants	2,550,000	3,285,000
Total common stock equivalents excluded from dilutive loss per share	12,200,000	22,161,912

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2023 and 2022 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the year ended December 31, 2023, three customers represented 28%, 23%, and 11% of the Company’s revenues, and for the year ended December 31, 2022, four customers represented 21%, 16%, 13% and 11% of the Company’s revenues.

At December 31, 2023, four customers represented 43%, 13%, 11% and 10% of the Company’s accounts receivable, and at December 31, 2022, four customers represented 24%, 18%, 16% and 10% of the Company’s accounts receivable.

For the year ended December 31, 2023, 91% of the Company’s purchases related to three suppliers. For the year ended December 31, 2022, 84% of the Company’s purchases related to three suppliers. At December 31, 2023 and 2022, 68% and 81% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Raw Materials	$200,496	$606,056
Spare Parts	17,912	90,374
Finished Goods	576,756	294,701
	$795,164	$991,131

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2023 and December 31, 2022 are as follows:

	December 31,	December 31,
	2023	2022

Equipment & installation	$1,095,139	$1,095,140
Leasehold improvements	101,821	101,821
Trucking equipment	845,102	845,102
Office equipment, computer equipment and software	1,874	20,295
Total equipment	2,043,936	2,062,358

Less: accumulated depreciation	(2,035,978)	(2,041,473)
Construction in process	1,588,000	1,807,707
Property and equipment, net	$1,595,958	$1,828,592

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the year ended December 31, 2023 and 2022 depreciation expense was $12,927, and $11,679, respectively.

At December 31, 2023, the Company concluded that Company’s plant construction in process asset had become impaired based on the existing and anticipated future economic outlook. As a result, the Company impaired the asset to reduce the carrying value to fair value. Estimated fair value of the impaired long-lived asset is based on the estimated cost to replace the asset. As a result of the uncertain cash flows related to the Company’s capitalized construction costs, the Company has recorded an impairment charge of $219,707.  No impairment losses were recorded during the year ended December 31, 2022.

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

License and patent costs capitalized as of December 31, 2023 and December 31, 2022 are as follows:

	December 31,	December 31,
	2023	2022
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,364,932)	(1,159,398)
Intellectual property, net	$1,704,063	$1,909,597

Amortization expense for the year ended December 31, 2023 and 2022 was $205,534 and $204,600, respectively. Estimated annual amortization for each of the next 9 years is as follows:

Annual amortization for the years ended:
December 31, 2024	$204,600
December 31, 2025	204,600
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
Thereafter	681,063
Total	$1,704,063

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

As of both December 31, 2023 and December 31, 2022, total principal of $271,686 was outstanding on this note. Interest expense for the years ended December 31, 2023 and 2022 was $43,955 and $38,557 respectively.

Amortized discount recorded as interest expense for the year ended December 31, 2023 and 2022 was $19,504 and $3,259, respectively. As of December 31, 2023 and 2022, the unamortized balance of the discount was $32,220 and $51,724 respectively, which is being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022
Unsecured note payable	$13,154,931	$13,154,931

Less fair value adjustment on extinguishment, net of amortized discount of $1,547,536 and $230,868, respectively	(2,175,208)	(3,491,875)

Total unsecured note payable	10,979,723	9,663,056

Less current portion	-	-

Unsecured note payable, net of current portion	$10,979,723	$9,663,056

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

Amortized discount recorded as interest expense for the years ended December 31, 2023 and 2022 was $1,316,667 and $230,868, respectively. As of December 31, 2023 and 2022, the unamortized balance of the discount was $2,175,208 and $3,491,875 respectively, which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $1,954,383 upon grant. The discounted cash flow model assumptions used at December 31, 2023 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $17,654,931 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the years ended December 31, 2023 and 2022:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	11,209,677
Profit Share as of December 31, 2023	$14,847,937

Profit Share as of January 1, 2022	$2,836,743
Addition	-
Loss on change in fair value of profit share	801,517
Profit Share as of December 31, 2022	$3,638,260

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

On October 28, 2022, the parties entered into a Termination Agreement pursuant to which the parties agreed to terminate the Debt Repayment Agreement with immediate effect and that none of the parties shall have any further responsibility or liability thereunder. On February 27, 2024, the Company entered into an Unsecured Debt Restructuring Agreement with AC Midwest which replaced and superseded the Unsecured Note Financing Agreement as described in Note 13.

Short term debt

On June 13, 2022, the Company entered into a promissory note in the amount of $250,000 with the Company’s Chairman of the Board of Directors. The note bears interest at 6% and is due on the earlier of 90 days or the Company having cash of $1,200,000. The note was repaid in full in 2022. Interest expense for the year ended December 31, 2022 was $4,937.

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $393,111 and $481,250 for the years ended December 31, 2023 and 2022, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm.  At December 31, 2023 and December 31, 2022, $33,333 and $25,000, respectively, was owed to the firm for services rendered.

In September 2022, the Company acquired a pickup truck from the Company’s then Chief Financial Officer for the purchase price of $10,727 which the parties determined to be its fair market value.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. Dakin charged $150,000 for license fees for the year ended December 31, 2023. As of December 31, 2023, license fees of $25,000 were owed to Dakin.

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

For the years ended December 31, 2023 and 2022, the Company recorded an operating lease right of use asset and liabilities as follows:

	December 31,	December 31,
	2023	2022

Right of use asset - operating lease	$10,639	$51,563
Current portion of operating lease liability	11,157	43,262
Operating lease liability	-	11,289

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31,
2024	11,250
Total	11,250
Less discount	(93)
Total lease liabilities	11,157
Less current portion	(11,157)
Operating lease obligation, net of current portion	$-

The weighted average remaining lease term for operating leases is 0.25 years and the weighted average discount rate used in calculating the operating lease asset and liability is 5.0%. For the year ended December 31, 2023 and 2022, payments on lease obligations were $45,000 and $260,360 respectively, and amortization on the right of use assets was $40,924 and $338,535 respectively.

For the years ended December 31, 2023 and 2022, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating lease costs	$45,310	$338,535

Note 9 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2023 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

On July 17, 2019, the Company initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit were (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, the Company alleges that each of the defendants has willfully infringed certain of the Company’s patents and seeks unspecified damages, attorneys’ fees, costs and injunctive relief.

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

Subsequently, and as a result of certain rulings by the Court, certain defendants were dismissed in the action, certain defendants were added and certain originally named defendants remained in the action.  A jury trial was scheduled for November 13, 2023.

On November 9, 2023, the Company entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities (collectively “AJG”), and DTE Energy Resources LLC and various of its affiliated entities (collectively “DTE”), to resolve the patent litigation.  Pursuant to the term sheet, all claims and counterclaims asserted by the parties in such patent litigation have been dismissed with prejudice, although such term sheet does not affect any other claim brought against the remaining CERT defendants.  The financial aspects of the term sheet remain confidential pursuant to its terms.

In addition, effective November 9, 2023, Alistar Enterprises, LLC (“Alistar”), one of the remaining CERT defendants, entered into a settlement agreement with the Company which provided that all claims and counterclaims asserted in the action between the Company and Alistar be dismissed with prejudice.  The financial terms of such settlement remain confidential.

Effective as of December 28, 2023, and in connection with the term sheet described above, the Company, along with its wholly-owned subsidiary, MES, Inc., and (a) Chem-Mod LLC (“Chem-Mod”), (b) Arthur J. Gallagher & Co. and AJG Coal, LLC, and (c) DTE Energy Co. and DTE Energy Resources, LLC, entered into a paid license of U.S. Patent No. 8,168,147, U.S. Patent No. 10,343,114, U.S. Patent No. 10,589,225, U.S. Patent No. 10,596,517 and U.S. Patent No. 10,668,430 and their foreign equivalents and related patent applications and patents, which licenses the use of refined coal or the Chem-Mod Solution in conjunction with activated carbon.  This license applies to Chem-Mod and certain of its licensees, sub-licensees, and their customers, for the remaining term of such patents.  By its terms, the license does not cover the use of activated carbon with coal that is not either refined coal or coal made by or for use with the Chem-Mod Solution in a manner authorized by the license. The parties to the license have mutually released all claims that any past use of the Chem-Mod Solution in connection with the production or use of refined coal with activated carbon by entities other than the CERT defendants and their customers infringes the asserted patents and related intellectual property, and all claims that could have been brought challenging the validity of such patents.

The remaining CERT defendants and their customers (for activities relating to the CERT defendants) are not included within the scope of the license. The Court has rescheduled the trial as to the claims against the remaining CERT defendants to begin on February 26, 2024.

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

Stock based compensation consists of the amortization of common stock, stock options and warrants issued to employees, directors and consultants. For the years ended December 31, 2023 and 2022, stock-based compensation expense amounted to $520,449 and $671,681, respectively. Such expense is classified in selling, general and administrative expenses.

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

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The expense for the years ended December 31, 2023 and 2022 was $486,667 and $70,667, respectively.

Stock Options

References herein to the “2014 Plan” mean the Company’s 2014 Equity Incentive Plan, as amended, and references herein to the “2017 Plan” mean the Company’s 2017 Equity Incentive Plan, as amended.

On January 24, 2022, the Company extended the expiration dates of certain fully expensed previously granted nonqualified stock options (which were due to expire in February 2022) which were granted to five individuals to acquire an aggregate of 700,000 shares of the Company’s common stock under the 2014 Plan and 2017 Plan. Such extended options are exercisable at prices ranging from $1.15 to $1.20 per share, representing the original fair market value of the common stock on the dates of grant as determined under the applicable Equity Plan. The options are fully vested and exercisable and will now expire five years from their original expiration dates. Based on a Black-Scholes valuation model, these modified options were valued at $138,623, in accordance with FASB ASC Topic 718, which was expensed on the amendment date in selling, general and administrative expenses within the Company’s consolidated statements of operations.

On February 2, 2022, the Company issued 5,181 shares of common stock to a certain option holder upon the cashless exercise of options to purchase an aggregate of 9,750 shares of common stock at exercise prices ranging from $0.20 to $0.33 per share based upon a market price of $0.54 per share as determined under the terms of the options.

On May 31, 2022, the Company granted nonqualified stock options to the Company’s Senior Vice President and Chief Technology Officer, and to the Company’s Vice President of Operations – nonqualified stock options to each acquire 500,000 shares of the Company’s common stock; and to its then Chief Financial Officer – nonqualified stock options to acquire 100,000 shares of the Company’s common stock. On such date, two other employees were also granted nonqualified stock options to each acquire 50,000 shares of the Company’s common stock. All of such options were granted under the 2017 Plan and are exercisable at $0.21 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable and expire five years from their issuance date. Based on a Black-Scholes valuation model, these options were valued at $143,745, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 2.5 years, volatility of 96.83%, discount rate of 2.62% and dividends of $0.

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

On March 8, 2023, and pursuant to an advisor agreement dated March 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Equity Incentive Plan to such third party to acquire 125,000 shares of the Company’s common stock at an exercise price of $0.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Incentive Plan. Fifty percent of the option shall vest and become exercisable on September 1, 2023 and the remaining fifty percent shall vest and become exercisable on March 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,933, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 4.71% and dividends of $0.  On September 30, 2023, the advisor agreement was terminated resulting in 50.0% of the option remaining unvested and unexercisable.

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Fifty percent of the option shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $59,690, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 3.60% and dividends of $0.  On August 28, 2023, the consulting agreement was terminated resulting in the option remaining unvested and being deemed terminated.

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On June 7, 2023, the Company issued 1,352 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.29 per share based upon a market price of $0.37 per share as determined under the terms of the options.

On June 28, 2023, the Company issued (i) 5,213 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of options to purchase an aggregate of 24,687 shares of common stock at exercise prices ranging from $0.21 to $0.29 per share based upon a market price of $0.30 per shares as determined under the terms of the options, (ii) 4,125 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the option, and (iii) 1,875 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.21 per share based upon a market price of $0.30 per share as determined under the terms of the options.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan and the Company’s Amended and Restated 2017 Equity Incentive Plan which amended the Company’s previously adopted 2014 Plan and 2017 Plans. Such amendments were made in accordance with the requirements of the TSX Venture Exchange.  The 2014 Plan was first approved by the Board on January 10, 2014. The 2017 Plan replaced the 2014 Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. There are 4,775,000 options and no other types of award outstanding under the 2014 Plan. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.

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

On October 30, 2023, the Company issued 1,450 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock at any exercise price of $0.20 per share based upon a VWAP of $0.3799 per share as determined under the term of the options.

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

On November 29, 2023, the Company issued 2,001 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock at an exercise price of $0.33 per share based upon a VWAP of $0.9527 per share as determined under the term of the options.

On November 30, 2023, the Company issued (i) 9,104 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock at an exercise price of $0.33 per share, (ii) 4,138 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock at an exercise price of $0.33 per share, and (iii) 9,400 shares of common stock to a former employee upon a cashless exercise of options to purchase a total of 18,750 shares of common stock, with exercises prices of ranging from $0.25 to $0.33 per share.  All of such share issuances were based upon a VWAP of $0.9768 per share as determined under the terms of the options.

On December 11, 2023, the Company issued (i) 10,278 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, and (ii) 4,672 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock.  All of such options had an exercise price of $0.25 per share and such share issuances were based upon a VWAP of $0.9902 per share as determined under the terms of the options.

On December 13, 2023, the Company issued 2,204 shares of common stock to an employee upon a cashless exercise of an option to purchase 3,062 shares of common stock at an exercise price of $0.25 per share based upon a VWAP of $0.8931 per share as determined under the term of the options.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	18,876,912	$0.50	2.31	246,666

Grants	500,000	0.40
Expirations	(613,573)	0.32
Exercised	(1,725,839)	0.24
December 31, 2023	17,037,500	$0.53	1.47	6,970,750

Options exercisable at:
December 31, 2023	16,975,000	0.53	1.47	6,938,875

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.92 as of December 29, 2023 (the last trading day of the month of December 2023), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the year ended December 31, 2023 include 850,000 that were exercised for cash and 875,839 which were a cashless exercise.

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

No warrants were issued or exercised during the years ended December 31, 2023 and 2022.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2022	3,285,000	$0.70	1.37	$-

Grants	-	-	-	-
Expirations	(735,000)	(0.70)	-	-
Exercised	-	-	-	-
December 31, 2023	2,550,000	$0.70	0.60	$-

Warrants exercisable at:
December 31, 2023	2,550,000	$0.70	0.60	$-

The following table summarizes information about common stock warrants outstanding at December 31, 2023:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	2,550,000	0.60	$0.70

Note 12 – Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2023	2022
Federal
Current	$-	$-
Deferred	-	-
State and local
Current	473,000	18,000
Deferred	-	-
Income tax provision	$473,000	$18,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
U.S. federal statutory rate	21.0%	21.0%
State taxes	9.8%	(2.6)%
Deferred tax asset adjustments	4.3%	0.1%
Non-deductible amortization of debt discount	-%	(20.9)%
Other non-deductible items	1.9%	-%
Non-taxable change in profit share liability	41.7%	(10.8)%
Change in valuation allowance	(70.3)%	12.0%
Income tax provision	8.4%	(1.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,751,000	$6,495,000
Stock based compensation	1,517,000	2,008,000
Other	186,000	23,000
Total deferred tax assets	4,454,000	8,526,000
Deferred tax liabilities:
Property and equipment	-	(1,000)
Intangible assets	-	(98,000)
Total deferred tax liabilities	-	(99,000)

Valuation Allowance	(4,454,000)	(8,427,000)

Net deferred tax asset	$-	$-

As of December 31, 2023, the Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $12,917,000 available to offset taxable net income in a given year of which $5,920,000 expires from 2034 through 2037 and $6,997,000 does not expire. The Company also has state NOL carryforwards of approximately $815,000 which start to expire in 2025. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the valuation allowance decreased by $3,973,000 and $188,000, respectively.

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

There were no unrecognized tax benefits as of December 31, 2023.  The Company is no longer subject to tax examinations by tax authorities for years prior to 2019.  If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.” No interest or penalties on unpaid tax were recorded during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 13 - Subsequent Events

AC Midwest

On February 27, 2024, the Company entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest which replaced and superseded the Unsecured Note Financing Agreement.  See Note 7 – Related Party.

Pursuant to the Debt Restructuring Agreement, on February 27, 2024, the Company (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the Unsecured Note, (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,931 (the “New Note”), and (iii) paid AC Midwest $275,625 representing the remaining principal balance under the Secured Note of $271,686 plus interest of $3,939.  In addition, within 30 days, the Company would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note.  The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024.  Any remaining principal balance on the New Note shall be due August 27, 2024 (the “Maturity Date”), which is six months from February 27, 2024.  Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum.  The New Note completely replaces and supersedes the Unsecured Note, which shall be of no further force and effect.

In addition, pursuant to the Debt Restructuring Agreement, AC Midwest shall be entitled to a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”). The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to our intellectual property.  Following the receipt of any Net Litigation Proceeds, we shall prepay any remaining principal balance of the New Note and pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the New Note and Restructured Profit Share have been paid in full.  The Restructured Profit Share completely replaces and supersedes the terms and conditions of the Profit Share in the amount of $17,654,931 provided for in the Unsecured Note Financing Agreement, which shall be of no further force and effect.  The Restructured Profit Share, if not paid in full on or before the Maturity Date, shall remain subject to the terms of the Debt Restructuring Agreement.

In addition to facilitating the private sale to third parties as described above, AC Midwest has granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar.

As a result of the repayment of the remaining principal balance under the Secured Debt, the Company and AC Midwest executed a Satisfaction and Discharge of Secured Debt confirming the cancellation of the Secured Note and that all of the obligations under the Restated Financing Agreement have been fully satisfied and discharged.

Patent Litigation

See “Note 10 – Commitments and Contingencies” for information on the patent litigation initiated by the Company in 2019.  Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.

Other Subsequent Events

On January 15, 2024, the Company granted nonqualified stock options to certain directors, executive officers and employees to acquire an aggregate of 1,000,000 shares of the Company’s common stock under the Company’s 2017 Plan.  The options granted are exercisable at $0.88 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter.  In addition, on such date, the Company granted 50,000 restricted share units (“RSUs”) to another director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock.

On February 27, 2024, the Company issued 9,285 shares of common stock to a former employee upon a cashless exercise of an option to purchase 18,750 shares of common stock covered by an option to purchase a total of 100,000 shares of common stock, with an exercise price of $0.27 per share.  Such share issuance was based upon a VWAP of $0.9230 per share as determined under the terms of the option.

On March 28, 2024, the lease for the Company’s warehouse space in Corsicana, Texas was extended for an additional five years from March 31, 2024 to March 31, 2029.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness, the design and operations of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer determined that as of December 31, 2023, the Company’s disclosure controls and procedures were ineffective as a result of material weaknesses in our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2023. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2023, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

Remediation

During 2023, certain actions were taken to address certain aspects of the material weaknesses disclosed above. Effective as of March 1, 2023, we retained a certified public accountant to assist with bookkeeping and accounting services, and as of September 1, 2023, we hired a new financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters.  Such new firm has replaced the financial consulting firm which had been provided service to the Company since the fourth quarter of 2019 and such new firm has taken on additional responsibilities.  In addition, as of November 1, 2023, we appointed a new Chief Financial Officer with over 15 years of experience in accounting and financial control for both private and publicly listed companies to provide fractional Chief Financial Officer services.  We also have made efforts to strengthen our overall control environment by improving our documented internal control policies and staff training.

Although we believe that these efforts effectively strengthen our disclosure control processes and procedures, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2024 and beyond. Due to the nature of the remediation process, the need to have sufficient resources to retain additional staff to devote to such efforts and further segregate duties, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this report about our executive officers and members of our board of directors.

Name	Age	Positions and Offices Held with the Company
Richard MacPherson	68	President, Chief Executive Officer, Secretary, Director
Christopher Greenberg	58	Chairman of the Board, Director
John Pavlish	65	Senior Vice President and Chief Technology Officer
James Trettel	55	Vice President of Operations
Fiona Fitzmaurice	42	Chief Financial Officer
David M. Kaye	69	Director
Troy Grant	50	Director

Executive Officers

Richard MacPherson has been a Director of the Company since June 2011, has served as President and Chief Executive Officer of the Company since March 2015 and was appointed as Secretary of the Company in June 2023.  Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Since 2008, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, and marketing, as well as in several entrepreneurial ventures in the communications, hospitality, geological, and real estate development industries.  We believe that Mr. MacPherson’s deep experience in business and strong leadership skills, coupled with being the founder of our operating subsidiary and his extensive knowledge of our technology, qualifies him to serve on our board.

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

Fiona Fitzmaurice was appointed as Chief Financial Officer on November 1, 2023.  She is a chartered accountant with over 15 years of experience in accounting and financial control for both private and publicly listed companies. She has significant experience as CFO for exploration companies and has been involved in numerous private placements, prospectus filings, flow-through financings and corporate audits. Ms. Fitzmaurice currently serves as CFO of the following companies: Exploits Discovery Corp. (CSE:NFLD) since December 2022; Digicann Ventures Inc. (CSE:DCNN) since October 2021; Provenance Gold Corp. (CSE:PAU) since May 2021; Pedro Resources Ltd. (TSXV:PED.H) since August 2020; and MacDonald Mines Exploration Ltd. (TSXV:BMK) since December 2019. She has also served as Controller of Noront Resources Ltd. (TSXV:NOT) from May 2015 to December 2022; CFO of Honey Badger Exploration Inc. (TSXV:TUF) from December 2019 to November 2020; CFO of Pasofino Gold Limited (TSXV:VEIN) from July 2017 to March 2020; and CFO of Mojave Jane Brands (CSE:JANE) from October 2017 to July 2019.  Ms. Fitzmaurice currently holds a charted certified qualification from ACCA (Association of Chartered Certified Accountants) having received her certification in Ireland in 2008.  She holds a bachelor’s degree in accounting and finance from Athlone Institute of Technology, Ireland.

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

David M. Kaye has been a director of the Company since June 2019 and acted as Secretary from December 2019 to June 2023. Mr. Kaye is an attorney and has been a partner in the law firm of Kaye Cooper Kay & Rosenberg, LLP, located in Roseland, New Jersey, since the firm’s inception in February 1996. Since 1980, Mr. Kaye has been a practicing attorney in the New York City metropolitan area specializing in business, corporate, and securities matters. From March 2006 to June 2011, Mr. Kaye was a director of China Youth Media, Inc., resigning from such position effective with the merger between the Company with MES, Inc. which was completed in June 2011. From December 2000 to October 2009, Mr. Kaye also served on the Board of Directors of Dionics, Inc. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979).  We believe that Mr. Kaye’s deep experience in business and transactional matters and working with public companies qualifies him to serve on our board.

Troy Granthas been a director of the Company since May 2023. Mr. Grant, a graduate from St. Francis Xavier University with a Bachelor of Commerce degree, has extensive experience in investment financing, predominantly focusing on raising significant funding across global platforms and management of strategic operations. For the past 10 years, his career has been dedicated to his role as Chief Executive Officer (CEO) with Elcora Advanced Materials Corp. (TSXV: ERA). Elcora was founded in 2011 and has been successfully structured as a vertically integrated battery material company with mining assets in Sri Lanka and Morocco. As CEO, in addition to responsibility for the overall strategic operations, including exploration, business development and implementation of the company vision, Mr. Grant works diligently to raise equity and advance assets. Mr. Grant also currently serves as a director and member of the Audit Committee of several publicly listed companies, including Elcora Advanced Materials Corp., i3 Interactive Inc. (CSE: BETS), Auxly Cannabis Group Inc. (TSX: XLY), and Cleantech Power Corp. (formerly, Alkaline Fuel Cell Power Corp.) (NEO: PWWR).  We believe Mr. Grant’s deep public company experience in Canada and his strong background in business and investment financing qualifies him to serve on our board.

There are no family relationships between any of the directors and executive officers of the Company.

Board of Directors

The Board of Directors has a stewardship responsibility to supervise the management of and oversee the conduct of the business of the Company, provide leadership and direction to management, evaluate management, set policies appropriate for the business of the Company and approve corporate strategies and goals. The day-to-day management of the business and affairs of the Company is delegated by the Board of Directors to the executive officers of the Company. The Board of Directors gives direction and guidance through the CEO to management and keeps management informed of its evaluation of the executive officers in achieving and complying with goals and policies established by the Board of Directors.

The Board of Directors exercises its independent supervision over management by its policies that (a) periodic meetings of the Board of Directors be held to obtain an update on significant corporate activities and plans; and (b) all material transactions of the Company are subject to prior approval of the Board of Directors. To facilitate open and candid discussion among its independent directors, such directors are encouraged to communicate with each other directly to discuss ongoing issues pertaining to the Company.

Composition of Our Board of Directors

Our Board currently consists of four members.  There are no contractual obligations regarding the election of our directors.  We do not currently have a standing nominating committee and the functions of identifying, evaluating, and selecting candidates for the Board are performed by the Board as a whole. The Board will, from time to time, assesses potential candidates to fill perceived needs on the Board based on required skills, expertise, independence and other factors. In considering whether to nominate any particular candidate for election to the Board, the Board uses various criteria to evaluate each candidate, including the candidate’s ability to further the interest of the stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. The Board does not set specific minimum qualifications or assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee.  Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Audit Committee

The Audit Committee is comprised of Christopher Greenberg, David M. Kaye, and Troy Grant. The Audit Committee’s charter requires that such committee shall consist of no fewer than three directors. Each member of the Audit Committee shall be an independent director of the Company if required to satisfy the independence requirements of any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements.  If the Company’s securities are listed on the TSXV, a majority of the members of the Audit Committee must be individuals who are not officers, employees, or control persons of the Company, or any of its associates or affiliates. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, our internal control and disclosure control system, and the audits of our financial statements. In this regard, the Audit Committee shall approve our retention of independent auditors and pre-approve any audit or non-audit services performed by them. It shall review with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also shall review with the independent accountants and with management the results of audits and various other financial and accounting matters affecting us.

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

Other Committees

The Board of Directors has no committees at the present time other than the Audit Committee.

Separation of CEO and Chairman Roles

The Board does not have a formal policy regarding the separation of the roles of CEO and Chairman of the Board as the Board believes it is in the best interest of the Company and our stockholders to make that determination based on the position and direction of the Company and the membership of the Board. At this time, the Board has determined that separating the role of Chairman from the role of CEO is in the best interest of the Company and our stockholders. This structure permits our President and CEO to devote more time to focus on the strategic direction and management of our day-to-day operations.

Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention the most material risks to the Company. The Board has oversight responsibility of the processes established to report and monitor systems for material risks applicable to the Company. The full Board, or the committees, if any, appointed by the Board, shall regularly review enterprise-wide risk management, which includes treasury risks, financial and accounting risks, legal and compliance risks, and other risk management functions.

Ethical Business Conduct

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

In addition, the Board of Directors has adopted a written code of ethics and business conduct (the “Code of Conduct”), which outlines a set of ethical standards by which each director, officer and employee of the Company should conduct his or her business. The objective of the Code of Conduct is to provide guidelines for maintaining our commitment to honesty, integrity, and ethical behavior. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with customers, suppliers, competitors and employees, insider trading, compliance with laws, and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential, or the appearance of conflicts of interest. Our Board of Directors will have ultimate responsibility for the stewardship of and monitoring compliance with the Code of Conduct. Directors, officers, and employees may be required periodically to review the Code of Conduct and acknowledge in writing their understanding of and compliance with the Code.  Our Code of Business Conduct and Ethics reflects the foregoing principles. A copy of the Code of Conduct is available free of charge to any person on written or telephone request to Midwest Energy Emissions Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505-6115.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethics and business conduct applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website http://www.me2cenvironmental.com.

Financial Experts

The Board of Directors has not appointed any directors as “audit committee financial experts” as defined under Item 407 of Regulation S-K promulgated pursuant to the Securities Exchange Act of 1934, as amended, insofar that our common stock is not presently a listed security in the United States.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11. Executive Compensation.

The following discussion relates to the compensation of our named executive officers, as determined under applicable SEC rules for smaller reporting companies like us, for the years ended December 31, 2023 and 2022, consisting of Richard MacPherson, our President and Chief Executive Officer, John Pavlish, Senior Vice President, and James Trettel, Vice President of Operations.

Fiscal Year 2023 and 2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard MacPherson,	2023	495,000	-	486,667	-	105,314	1,086,981
President and Chief Executive Officer, Director (1)	2022	411,667	-	70,667	-	39,361	521,695
John Pavlish,	2023	415,000	-	-	-	38,262	453,262
Senior Vice President (2)	2022	330,000	-	-	69,838	19,100	418,938
James Trettel,	2023	400,000	-	-	-	21,533	421,533
Vice President of Operations (3)	2022	316,667	-	-	159,279	17,000	492,946

(1)

Mr. MacPherson was appointed President and Chief Executive Officer in March 2015.  From January 1, 2017 to October 31, 2022, Mr. MacPherson’s annual base salary was $395,000. From November 1, 2022 to December 31, 2023, Mr. MacPherson’s annual base salary was $495,000.  Since January 1, 2024, Mr. MacPherson’s annual base salary has been $745,000. Mr. MacPherson is currently employed pursuant to a three-year employment letter agreement which was entered into on January 29, 2019, and effective January 1, 2019, which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. MacPherson’s base salary may be increased from time to time at the discretion of the Board, and Mr. MacPherson shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. On January 14, 2024, the Board awarded Mr. MacPherson bonus compensation of $250,000.  Mr. MacPherson shall also be entitled to participate in any stock option and incentive plans adopted by the Company. During 2022, Mr. MacPherson was granted a retention stock bonus award in the amount of 3,000,000 shares of common stock. Such award was granted on November 8, 2022.  So long as Mr. MacPherson remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when Mr. MacPherson is no longer in the continuous employ of the Company, unless due to death, disability or a change in control.

37

(2)

Mr. Pavlish was appointed Senior Vice President in November 2014. The Company and Mr. Pavlish entered into an employment agreement effective as of November 16, 2014. Pursuant to his employment agreement, Mr. Pavlish agreed to be employed by the Company as Senior Vice President. From January 1, 2017 to December 31, 2022, Mr. Pavlish’s annual base salary was $330,000. From January 1, 2023 to December 31, 2023, Mr. Pavlish’s annual base salary was $415,000. Since January 1, 2024, Mr. Pavlish’s annual base salary has been $480,000.  Mr. Pavlish’s base salary may be increased from time to time at the discretion of the Board, and Mr. Pavlish shall also be entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and be eligible to receive bonus compensation, if any, as the Company shall from time to time determine. On January 14, 2024, the Board awarded Mr. Pavlish bonus compensation of $50,000.  Mr. Pavlish shall also be entitled to participate in any stock option and incentive plans adopted by the Company.  During 2022, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.21 per share.

(3)

Mr. Trettel was appointed Vice President of Operations in January 2014. Mr. Trettel is also entitled to participate in all corporate 401(k) programs and health benefit plans instituted by the Company and is eligible to receive bonus compensation, if any, as the Company shall from time to time determine. From January 1, 2017 to October 31, 2022, Mr. Trettel’s annual base salary was $300,000.  From November 1, 2022 to December 31, 2023, Mr. Trettel’s annual based salary was $400,000. Since January 1, 2024, Mr. Trettel’s annual base salary has been $500,000.  On January 14, 2024, the Board awarded Mr. Trettel bonus compensation of $100,000.  Mr. Trettel’s base salary may be increased from time to time at the discretion of the Board, and Mr. Trettel is also entitled to participate in any stock option and incentive plans adopted by the Company.  During 2022, Mr. Trettel was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.21 per share.

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of restricted stock awards and stock option awards granted to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. The dollar amount shown in the “Stock Awards” column for Mr. MacPherson reflects the grant date fair values recognized in 2022 and 2023 for the retention stock award granted in November 2022 which is subject to a vesting schedule.  The full amount for the entire grant is reflected in the table below.  The dollar amounts shown in the “Option Awards” column for Mr. Pavlish and Mr. Trettel reflect the grant date fair value recognized for stock options granted in 2022 plus the compensation expense associated with the extension of the expiration dates of certain stock options which extensions were authorized in January 2022. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the restricted stock awards and stock options granted to the executive officers:

Name	Year	Stock Awards (#)	FASB ASC Topic 718 Value ($)	Stock Options (#)	FASB ASC Topic 718 Value ($)	Extension of Stock Options (#)	FASB ASC Topic 718 Value ($)
Richard MacPherson	2023	-	-	-	-	-	-
	2022	3,000,000	960,0000	-	-	-	-
John Pavlish	2023	-	-	-	-	-	-
	2022	-	-	500,000	59,900	50,000	9,938
James Trettel	2023	-	-	-	-	-	-
	2022	-	-	500,000	59,900	500,000	99,379

(5)	The amounts shown for 2023 and 2022 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match ($)	Life Insurance Premiums ($)	Auto Allowance ($)	Perquisites and Other Benefits ($) (1)
Richard MacPherson	2023	-	56,350	28,155	20,809
	2022	-	-	25,809	13,552
John Pavlish	2023	13,047	-	-	25,215
	2022	12,200	-	-	6,900
James Trettel	2023	15,533	-	-	6,000
	2022	12,200	-	-	4,800

(1)

The amount for each of Messrs. MacPherson, Pavlish and Trettel includes $6,000 for a home office allowance in 2023 and $4,800 for a home office allowance in 2022. The amount for each of Messrs. MacPherson and Pavlish in 2023 also includes $14,809 and $5,075, respectively, for medical expense reimbursement in 2023 and $8,752 and $2,100, respectively, for medical expense reimbursement in 2022. In addition, the amount for Mr. Pavlish in 2023 includes a gross up for taxes of $14,140 in connection with the exercise of stock options.

Outstanding Equity Awards as of December 31, 2023

The following table sets forth certain information about the number of unexercised nonqualified stock options and unearned stock awards held as of December 31, 2023 by each executive named in the Summary Compensation Table. There were no stock options exercised during fiscal 2023 by such executives.

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units or stock that have not vested ($) (1)
Richard MacPherson	250,000	-	0.81	06/28/2024	1,500,000	1,380,000
	750,000	-	1.20	06/28/2024	-	-
	1,500,000	-	0.27	06/28/2024	-	-
	500,000	-	0.19	07/08/2025	-	-
	500,000	-	0.58	12/14/2025	-	-
	750,000	-	0.78	11/22/2026	-	-
John Pavlish	2,000,000	-	0.74	06/28/2024	-	-
	1,000,000	-	0.45	06/28/2024	-	-
	50,000	-	1.15	02/10/2027	-	-
	600,000	-	0.27	06/28/2024	-	-
	500,000	-	0.19	07/08/2025	-	-
	500,000	-	0.58	12/14/2025	-	-
	500,000	-	0.78	11/22/2026	-	-
	500,000	-	0.21	05/31/2027	-	-
James Trettel	250,000	-	0.42	06/28/2024	-	-
	500,000	-	1.15	02/10/2027	-	-
	1,000,000	-	0.27	06/28/2024	-	-
	500,000	-	0.19	07/08/2025	-	-
	500,000	-	0.58	12/14/2025	-	-
	500,000	-	0.78	11/22/2026	-	-
	500,000	-	0.21	05/31/2027	-	-

(1)	The market value of the stock awards that have not vested is calculated using the closing price of $0.92 of our common stock on December 29, 2023, the last trading day of 2023.

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical and dental, our employee stock purchase plan, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. Our 401(k) plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) plan. The participants may choose from nineteen investment options for the investment of their deferred compensation. In addition, we match 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2023 and 2022, we contributed $55,487 and $61,678, respectively, to the 401(k) plan. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies.  Certain other perquisites and benefits are provided to our executive officers as reflected in the tables above.

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

We have established an insider trading policy which provides guidelines to officers, directors and employees with respect to transactions in the Company’s securities. The Company’s insider trading policy prohibits certain actions by such individuals relating to buying and selling common stock of the Company, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade.  The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party.  Such plans provide a defense from insider trading liability.  As of December 31, 2023, no director or named executive officer had a trading plan in place.

Stockholder Advisory Vote on Executive Compensation

Our Company held an advisory vote on executive compensation in 2023 and intends to take such action annually. The Board intends to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation Table for Year Ended December 31, 2023

The following table sets forth information regarding the compensation for 2023 of each non-executive member of the board of directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Christopher Greenberg	100,000	-	-	100,000
David M. Kaye	-	-	-	-
Troy Grant	37,500	-	30,527	68,027

(1)

Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options granted to the Directors for 2023:

Name	Stock Options (#)		FASB ASC Topic 718 Value
Christopher Greenberg	-		-
David M. Kaye	-		-
Troy Grant	125,000	(1)	30,527

(1)

On May 26, 2023, Mr. Grant was granted a non-qualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share, representing the fair market value of the common stock as of the date of grant. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant.

For 2023, Mr. Greenberg’s compensation for serving as Chairman of the Board was $100,000. As of December 31, 2023, $50,000 of Mr. Greenberg’s cash compensation remained unpaid. Mr. Kaye was not paid any cash compensation for service on the Board in 2023.  Troy Grant, who was appointed to the Board on May 26, 2023, was paid $37,500 for his service on the Board during 2023. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Effective as of January 1, 2024, Mr. Greenberg shall be paid $150,000 per year for serving as Chairman of the Board, and each of Mr. Kaye and Mr. Grant shall be paid $75,000 annually for serving on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as April 16, 2024 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is calculated based on 94,369,392 shares of common stock outstanding as of April 16, 2024.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of April 16, 2024 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 1810 Jester Drive, Corsicana, Texas 75109.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (8)

Richard MacPherson	16,367,947	(1)	16.55%
Christopher Greenberg	6,230,533	(2)	6.55%
John Pavlish	6,847,243	(3)	6.84%
James Trettel	4,286,935	(4)	4.36%
David M. Kaye	750,356	(5)	*
Troy Grant	275,000	(6)	*
Alterna Core Capital Assets Fund II, L.P., et al	9,300,000	(7)	9.85%
All current directors and executive officers as a group (7 persons)	34,783,014		31.61%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)

Includes 11,817,947 shares owned by Mr. MacPherson and 4,550,000 shares which Mr. MacPherson has the right to acquire upon exercise of options. 3,000,000 of such shares owned by Mr. MacPherson were issued to him pursuant to a retention stock bonus award granted on November 8, 2022.  So long as Mr. MacPherson remains in the continuous employ of the Company, the shares shall vest according to the following: 25.0% shall vest six months from the date of grant, and another 25.0% shall vest on each subsequent six-month anniversary of the date of grant so that the stock award is fully vested two years from the date of grant. Any unvested shares shall be forfeited immediately when Mr. MacPherson is no longer in the continuous employ of the Company, unless due to death, disability or a change in control.

(2)

Includes 5,422,533 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, 3,000 shares owned by Mr. Greenberg’s wife, and 800,000 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,097,243 shares owned by Mr. Pavlish and 5,750,000 shares which Mr. Pavlish has the right to acquire upon exercise of options.

(4)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by Mr. Trettel’s wife, and 3,950,000 shares which Mr. Trettel has the right to acquire upon exercise of options.

(5)	Includes 275,356 shares owned by Mr. Kaye and 475,000 shares which Mr. Kaye has the right to acquire upon exercise of options.

(6)

Includes 150,000 shares owned by Mr. Grant and 125,000 shares which Mr. Grant has the right to acquire upon exercise of options.  Does not include 50,000 shares underlying 50,000 restricted share units (“RSUs”) which will vest one year from the date of grant on January 15, 2025.

(7)

Represents 9,300,000 shares owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Eric M. Press, Roger P. Miller, and Earle Goldin. The address for the Reporting Persons is 10 Corporate Drive, Suite 2204, Bedford, NH 03110.

(8)

Applicable percentage ownership for each stockholder is based on 94,369,392 shares of common stock outstanding as of April 16, 2024 plus any securities that stockholder has the right to acquire within 60 days of April 16, 2024 pursuant to options, warrants, conversion privileges, or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants, or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 16, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under Item 11. Executive Compensation and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

On February 27, 2024, we entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest Energy LLC (“AC Midwest”) which replaced and superseded the Unsecured Note Financing Agreement and Reaffirmation of Guaranty entered into with AC Midwest on February 25, 2019, as amended on October 28, 2022 (the “Unsecured Note Financing Agreement”).

Pursuant to the Unsecured Note Financing Agreement, prior to February 27, 2024, AC Midwest was the holder of an unsecured note with a principal amount outstanding of $13,154,930.61 which was issued on February 25, 2019 (the “Unsecured Note”).  The Unsecured Note was scheduled to mature on August 25, 2025 and bears a zero cash interest rate.  Pursuant to the Unsecured Note Financing Agreement, AC Midwest was also entitled to a “non-recourse” profit participation preference equal to $17,654,930.60 (the “Profit Share”). Prior to maturity, the outstanding principal, as well as the Profit Share, were to be paid from Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement).  Any remaining principal balance due on the Unsecured Note would be due and payable in full on the maturity date.  The Profit Share, however, if not paid in full on or before the maturity date would remain subject to the Unsecured Note Financing Agreement until full and final payment.

Prior to February 27, 2024, there also remained outstanding to AC Midwest a principal balance of $271,686.10 due under a secured noted of the Company issued on November 29, 2016 in the original principal amount of $9,646,686, which had a maturity date of August 25, 2025 (the “Secured Note”).  The Secured Note had been issued pursuant to an Amended and Restated Financing Agreement and Reaffirmation of Guaranty, dated as of November 1, 2016, as amended on June 14, 2018, September 12, 2019, February 25, 2019 and October 28, 2022 (the “Restated Financing Agreement”).

Pursuant to the Debt Restructuring Agreement, on February 27, 2024, we (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the Unsecured Note, (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,930.60 (the “New Note”), and (iii) paid AC Midwest $275,625.55 representing the remaining principal balance under the Secured Note of $271,686.10 plus interest of $3,939.45.  In addition, within 30 days, we would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note.  The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024.  Any remaining principal balance on the New Note shall be due August 27, 2024 (the “Maturity Date”), which is six months from February 27, 2024.  Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum.  The New Note completely replaces and supersedes the Unsecured Note, which shall be of no further force and effect.

In addition, pursuant to the Debt Restructuring Agreement, AC Midwest shall be entitled to a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”). The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to our intellectual property.  Following the receipt of any Net Litigation Proceeds, we shall prepay any remaining principal balance of the New Note and pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the New Note and Restructured Profit Share have been paid in full.  The Restructured Profit Share completely replaces and supersedes the terms and conditions of the Profit Share in the amount of $17,654,930.60 provided for in the Unsecured Note Financing Agreement, which shall be of no further force and effect.  The Restructured Profit Share, if not paid in full on or before the Maturity Date, shall remain subject to the terms of the Debt Restructuring Agreement.

In addition to facilitating the private sale to third parties as described above, AC Midwest has granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar.

As a result of the repayment of the remaining principal balance under the Secured Debt, we and AC Midwest executed a Satisfaction and Discharge of Secured Debt confirming the cancellation of the Secured Note and that all of the obligations under the Restated Financing Agreement have been fully satisfied and discharged.

AC Midwest beneficially owns, or controls or directs, directly or indirectly, 9.86% of the outstanding shares of our common stock.

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $393,111 for the year ended December 31, 2023 for legal services rendered. David M. Kaye, a Director of the Company, is a partner of the law firm.

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

Director Independence

The Board consists of four members, three of whom are viewed as being independent within the meaning of Canadian National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”).  For this purpose, a director is independent if he or she has no direct or indirect “material relationship” with the Company, as defined in NI 58-101. A “material relationship” is a relationship which could, in the view of the Board, be reasonably expected to interfere with the exercise of the director’s independent judgment. An individual who has been an employee or executive officer of the Company within the last three years is considered to have a material relationship with the Company.  Christopher Greenberg, David M. Kaye and Troy Grant are independent for the purposes of NI 58-101. Richard MacPherson is not independent for the purposes of NI 58-101 as he is also an executive officer of the Company.

In addition, although our securities are not listed on any U.S. national securities exchange, the Board has also determined that Christopher Greenberg, David M. Kaye and Troy Grant qualify as independent within the meaning of Section 303A.02 of the NYSE Listed Company Manual.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed or billable by Rosenberg Rich Baker Berman, P.A., our principal accountants effective as of September 11, 2023, and Marcum LLP, our former principal accountants, for audit and non-audit services rendered to us relating to 2023 and 2022. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2023	2022
Principal Accounting Fees
Audit fees (1)	$233,151	$178,870
Audit-related fees (2)	$12,875	$0
Tax fees	$0	$0
All other fees	$0	$0
Total aggregate fees	$246,026	$178,870

45

_______________________

(1)

The aggregate audit fees billed or expected to be billed for professional services rendered by Rosenberg Rich Baker Berman, P.A., our principal accountants effective as of September 11, 2023, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $131,000 for the year ended December 31, 2023.  The aggregate audit fees billed for professional services rendered by Marcum LLP, our former principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $102,151 and $178,870 for the years ended December 31, 2023 and 2022, respectively.

(2)

The aggregate fees billed for audit-related professional services rendered by Marcum LLP consisting of work performed in connection with transitioning of auditors and review of workpapers was $12,875 for the year ended December 31, 2023.

All fees described above were pre-approved by the Board.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has not set any pre-approval policies and procedures as of December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheet as of December 31, 2023 and 2022

Consolidated Statements of Operations for Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity (Deficit) for Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits.

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Amended and Restated By-laws		8-K	03/20/2015
4.1	Description of Securities		10-K	05/14/2020
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Letter Agreement between Richard MacPherson and Midwest Energy Emissions Corp. dated January 29, 2019		10-K	04/11/2019
10.4	Employment Agreement between John Pavlish and Midwest Energy Emissions Corp. dated November 16, 2014		8-K	11/20/2014
10.5	Repurchase Option Agreement between Midwest Energy Emissions Corp. and AC Midwest Energy LLC dated as of October 28, 2022		8-K	11/02/2022
10.6	License and Supply Agreement among Dakin Holdings Ltd., Midwest Energy Emissions Corp. and MES, Inc. dated as of January 31, 2023		8-K	02/03/2023
10.7	Midwest Energy Emissions Corp. Amended and Restated 2014 Equity Incentive Plan		8-K	07/06/2023
10.8	Midwest Energy Emissions Corp. Amended and Restated 2017 Equity Incentive Plan		8-K	07/06/2023
10.9	Form of Option Award Agreement (2017 Equity Incentive Plan)		10-K	04/17/2018
10.10	Unsecured Debt Restructuring Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 27, 2024		8-K	03/04/2024
10.11	Unsecured Replacement Note dated February 27, 2024		8-K	03/04/2024
10.12	Satisfaction and Discharge of Secured Debt among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 27, 2024		8-K	03/04/2024
14.1	Code of Ethics		10-K	05/15/2023
21.1	Subsidiaries of the registrant		10-K	04/11/2019
31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWEST ENERGY EMISSIONS CORP.

Date: April 16, 2024	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer	April 16, 2024
Richard MacPherson	and Director (Principal Executive Officer)

/s/ Fiona Fitzmaurice	Chief Financial Officer	April 16, 2024
Fiona Fitzmaurice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Greenberg	Chairman of the Board and Director	April 16, 2024
Christopher Greenberg

/s/ David M. Kaye	Director	April 16, 2024
David M. Kaye

/s/ Troy Grant	Director	April 16, 2024
Troy Grant

