Form 10-Q
period 2024-03-31
Midwest Energy Emissions Corp.
filed 2024-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 94,369,392 outstanding as of May 15, 2024.

MIDWEST ENERGY EMISSIONS CORP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

■	the loss of major customers;
■	dependence on availability and retention of key suppliers;
■	changes, or lack of changes, in environmental regulations;
■	risks related to advancements in technologies;
■	lack of diversification in the Company’s business;
■	risks related to intellectual property, including the ability to protect intellectual property and the success of any patent litigation;
■	competition risks;
■	changes in demand for coal as a fuel source for electricity production;
■	ability to retain key personnel;
■	absence of a liquid public market for our common stock;
■	share price volatility;
■	the potential that dividends may never be declared; and
■	other factors discussed under the caption “Risk Factors” in the Company’s 2023 Form 10-K.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets
Cash	$11,188,856	$20,939,762
Accounts receivable	1,667,856	2,233,211
Inventory	697,721	795,164
Prepaid expenses and other assets	115,768	183,621
Total current assets	13,670,201	24,151,758

Security deposits	3,500	5,175
Property and equipment, net	1,595,423	1,595,958
Right of use asset - operating lease	161,728	10,639
Intellectual property, net	1,652,913	1,704,063
Total assets	$17,083,765	$27,467,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $101,601 and $107,454 at March 31, 2024 and December 31, 2023, respectively)	$1,594,290	$1,558,450
Income tax payable	437,821	437,821
Current portion of operating lease liability	22,960	11,157
Customer credits	167,000	167,000
Accrued salaries	32,516	8,936
Unsecured note payable, net of discount and issuance costs – related party	3,179,441	-
Total current liabilities	5,434,028	2,183,364

Operating lease liability, net of current portion	138,768	-
Secured note payable, net of discount – related party	-	239,466
Unsecured note payable, net of discount and issuance costs – related party	-	10,979,723
Profit share liability – related party	3,255,446	14,847,937
Total liabilities	8,828,242	28,250,490

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 94,369,392 and 94,360,107 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively.	94,369	94,360
Additional paid-in capital	73,514,521	61,917,119
Accumulated deficit	(65,353,367)	(62,794,376)

Total stockholders’ equity (deficit)	8,255,523	(782,897)

Total liabilities and stockholders’ equity (deficit)	$17,083,765	$27,467,593

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Revenues	$3,556,766	$3,012,749

Cost of sales	2,113,482	1,995,417

Gross profit	1,443,284	1,017,332

Operating expenses:
Selling, general and administrative expenses (related party of $142,676 and $129,252)	3,526,776	1,917,908
Total operating expenses	3,526,776	1,917,908
Operating loss	(2,083,492)	(900,576)

Other income (expense)
Interest expense (related party of $245,817 and $335,580)	(245,817)	(335,580)
Loss on change in fair value of profit share and unsecured note	(265,198)	(191,040)
Other income	35,516	-
Total other income (expense)	(475,499)	(526,620)
Loss before provision for income taxes	(2,558,991)	(1,427,196)

Provision for income taxes	-	(19,788)

Net loss	$(2,558,991)	$(1,446,984)

Net loss per common share – basic and diluted:	$(0.03)	$(0.02)

Weighted average common shares outstanding	94,361,944	93,834,517

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(62,794,376)	$(782,897)

Stock issued for cash exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,558,991)	(2,558,991)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(65,353,367)	$8,255,523

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net loss	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Cash flows from operating activities
Net loss	$(2,558,991)	$(1,446,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation – amortization of prepaid services	-	41,892
Stock-based compensation	770,216	120,000
Amortization of discount of notes payable	241,444	329,467
Amortization of right to use assets	10,639	9,830
Amortization of patent rights	51,150	51,150
Depreciation expense	535	543
Loss on change in fair value of profit share and unsecured note	265,198	191,040
Changes in operating assets and liabilities
Accounts receivable	565,355	2,080,674
Inventory	97,443	64,788
Prepaid expenses and other assets	69,528	56,560
Accrued salaries	23,580	(37,424)
Accounts payable and accrued liabilities	35,840	(673,226)
Operating lease liability	(11,157)	(10,746)
Net cash (used in) provided by operating activities	(439,220)	777,564

Cash flows from financing activities
Repayment of unsecured note payable	(9,040,000)	-
Repayment of secured note payable	(271,686)	-
Proceeds from exercise of stock options	-	209,500
Net cash (used in) provided by financing activities	(9,311,686)	209,500

Net (decrease) increase in cash and cash equivalents	(9,750,906)	987,064

Cash and cash equivalents - beginning of period	20,939,762	1,504,225

Cash and cash equivalents - end of period	$11,188,856	$2,491,289

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,939	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$10,827,195	$-
Recognition of ROU asset and operating lease liability	$161,728	$-

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

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

As reflected in the unaudited condensed consolidated financial statements, the Company had approximately $11 million in cash at March 31, 2024. In addition, the Company had working capital of approximately $8 million and an accumulated deficit of approximately $65 million at March 31, 2024.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 have been prepared assuming the Company will continue as a going concern. Based upon the Company’s current cash position, revenues from operations and the recent debt repayment and restructuring (see Note 7 - Related Party), management believes  the Company will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 16, 2024, from which the accompanying condensed consolidated balance sheet dated December 31, 2023 was derived.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2024, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Midwest Energy Emissions Corp. and its wholly-owned subsidiaries, MES, Inc. and ME2C Sponsor LLC, and ME2C Acquisition Corp. which is 85% owned by ME2C Sponsor LLC (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, valuation of equity issuances and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company uses estimates in accounting for, among other items, profit share liability, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve and impairment of intellectual property. Actual results could differ from those estimates.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three months ended March 31, 2024 and 2023.

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

The profit share liability and unsecured note payable were the only items measured at fair value on a recurring basis by the Company at March 31, 2024 and December 31, 2023. The profit share liability and unsecured note are both considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2024 and December 31, 2023 due to their short-term maturities.

The fair value of the notes payable at December 31, 2023 approximated the carrying amount, as the notes were recently issued at interest rates prevailing in the market. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

At March 31, 2024, the fair value of the profit share liability and unsecured note were calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2023 was also calculated using a discounted cash flow model based on estimated future cash payments. At March 31, 2024 and December 31, 2023, the fair value of the profit share liability was determined on a Level 3 measurement. At March 31, 2024, the unsecured note was also determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$3,255,446	$-	$-	$3,255,446
Unsecured note (1)	$3,179,441	$-	$-	$3,179,441
Total Liabilities	$6,434,887	$-	$-	$6,434,887

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$14,847,937	$-	$-	$14,847,937
Total Liabilities	$14,847,937	$-	$-	$14,847,937

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2024 and 2023 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three months ended March 31, 2024 and 2023. All sales were in the United States.

	March 31, 2024	March 31, 2023
Product revenue	$3,084,088	$2,516,401
License revenue	455,625	455,625
Demonstrations & Consulting revenue	6,000	27,000
Equipment sales revenue	11,053	13,723
	$3,556,766	$3,012,749

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at March 31, 2024. The Company historically has not experienced significant uncollectible accounts receivable. As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2019.

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

Basic and Diluted Income (Loss) Per Common Share

Income per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock.  There were no dilutive potential common shares for periods ended March 31, 2024 and 2023, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	March 31,	March 31,
	2024	2023

Stock options	18,018,750	17,421,912
Warrants	2,550,000	3,285,000
Restricted stock units	50,000	-
Total common stock equivalents excluded from dilutive loss per share	20,618,750	20,706,912

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2024 and December 31, 2023 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the three months ended March 31, 2024, three customers represented 23%, 21%, and 11% of the Company’s revenues, and for the three months ended March 31, 2023, three customers represented 31%, 10%, and 10% of the Company’s revenues.

At March 31, 2024, three customers represented 47%, 19%, and 10% of the Company’s accounts receivable, and at December 31, 2023, four customers represented 43%, 13%, 11% and 10% of the Company’s accounts receivable.

For the three months ended March 31, 2024, 88% of the Company’s purchases related to three suppliers. For the three months ended March 31, 2023, 84% of the Company’s purchases related to three suppliers. At March 31, 2024 and 2023, 67% and 83% of the Company’s accounts payable and accrued expenses related to three and two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Recently Issued Accounting Standards

Issued in June 2021, FASB Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments adds to U.S. GAAP an impairment model known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the amendments is permitted. Effective January 1, 2023, the Company adopted ASU No. 2016-13. The adoption of ASU No. 2016-13 did not have a material effect on the accompanying unaudited condensed consolidated financial statements.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Raw Materials	$226,359	$200,496
Spare Parts	17,912	17,912
Finished Goods	413,450	576,756
	$697,721	$795,164

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023

Equipment & installation	$1,095,139	$1,095,139
Leasehold improvements	101,821	101,821
Trucking equipment	845,102	845,102
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,043,936	2,043,936

Less: accumulated depreciation	(2,036,513)	(2,035,978)
Construction in process	1,588,000	1,588,000
Property and equipment, net	$1,595,423	$1,595,958

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended March 31, 2024 and 2023, depreciation expense was $535 and $543, respectively.

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

License and patent costs capitalized as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,416,082)	(1,364,932)
Intellectual property, net	$1,652,913	$1,704,063

Amortization expense for the three months ended March 31, 2024 and 2023 was $51,150 and $51,150, respectively. Estimated annual amortization for each of the next 9 years is as follows:

Annual amortization for the years ended:
December 31, 2024	$153,450
December 31, 2025	204,600
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
Thereafter	681,063
Total	$1,652,913

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

On February 27, 2024, the Company paid AC Midwest $275,625 representing the remaining principal balance under the AC Midwest Secured Note of $271,686 plus interest of $3,939. As a result of the repayment of the remaining principal balance under the AC Midwest Secured Debt, the Company and AC Midwest executed a Satisfaction and Discharge of Secured Debt confirming the cancellation of the AC Midwest Secured Note.

As of March 31, 2024 and December 31, 2023, total principal of $0 and $271,686, respectively, was outstanding on this note.  Interest expense for the three months ended March 31, 2024 and 2023 was $4,279 and $6,113, respectively.

Amortized discount recorded as interest expense for the three months ended March 31, 2024 and 2023 was $32,220 and $4,809, respectively. As of March 31, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $32,220, respectively, which was being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Unsecured note payable	$13,154,931	$13,154,931

Repayment	(9,040,000)	-
Less fair value adjustment on extinguishment, net of amortized discount of $1,965,984 and $1,547,536, respectively	(960,000)	(2,175,208)
Plus fair value adjustment	24,510	-

Total unsecured note payable	3,179,441	10,979,723

Less current portion	3,179,441	-

Unsecured note payable, net of current portion	$-	$10,979,723

On November 29, 2016, pursuant to a restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (the “AC Midwest Subordinated Note”), which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing.  The AC Midwest Unsecured, which replaced the AC Midwest Subordinated Note, was scheduled to mature on August 25, 2022 and bear a zero cash interest rate.

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

On October 28, 2022, the Company, along with MES, and AC Midwest, executed Amendment No. 1 to Unsecured Note Financing Agreement pursuant to which the maturity date of the AC Midwest Unsecured Note was extended to August 25, 2025. In addition, the parties agreed that the Profit Share (see “Profit Share” below) be increased by $4,500,000 from $13,154,931 (representing 1.0 times the original principal amount) to $17,654,931. The Company has accounted for the extension as debt extinguishment with a related party. As such the Company recorded a capital contribution of $3,234,469 on this exchange which is related to the difference in fair value of the note on the date of the exchange.

On February 27, 2024, the Company entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest which replaces and supersedes the Unsecured Note Financing Agreement. Pursuant to the Debt Restructuring Agreement, on February 27, 2024, the Company (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the AC Midwest Unsecured Note, and (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,931 (the “New Note”).  In addition, within 30 days, the Company would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note. The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024.  Any remaining principal balance on the New Note shall be due August 27, 2024 (the “New Note Maturity Date”), which is six months from February 27, 2024.  Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum.  The New Note completely replaces and supersedes the AC Midwest Unsecured Note, which shall be of no further force and effect.

The Company has accounted for the February 27, 2024 modification as debt extinguishment with a related party. As such the Company recorded a capital charge of $1,005,984 on this exchange which is related to the difference in fair value of the New Note on the date of the exchange. The New Note represented a hybrid instrument and the Company elected to apply fair value option accounting to the New Note. Cash flows of the hybrid instrument in its entirety are discounted at an appropriate rate for the applicable duration of the instrument. Interest on the interest-bearing portion of the instrument that is held to maturity is aggregated as loss on change in fair value of profit share and unsecured note in the consolidated statements of operations.

Amortized discount recorded as interest expense for the three months ended March 31, 2024 and 2023 was $209,224 and $324,658, respectively. As of March 31, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $2,175,208, respectively, which is being expensed over the life of the loan.

Profit Share

Pursuant to the Unsecured Note Financing Agreement, AC Midwest was also entitled to a “non-recourse” profit participation preference equal to 1.0 times the original principal amount of the AC Midwest Unsecured Note which on October 28, 2022 was increased to $17,654,931 (the “Profit Share”). Prior to maturity, the outstanding principal, as well as the Profit Share, were to be paid from Net Litigation Proceeds from claims relating to the Company’s intellectual property, Net Revenue Share, Adjusted Free Cash Flow and Equity Offering Net Proceeds (as such terms are defined in the Unsecured Note Financing Agreement).  Any remaining principal balance due on the Unsecured Note would be due and payable in full on the maturity date.  The Profit Share, however, if not paid in full on or before the maturity date would remain subject to the Unsecured Note Financing Agreement until full and final payment.

Pursuant to the Debt Restructuring Agreement, AC Midwest was granted a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”) which replaces and supersedes the terms and conditions of the Profit Share in the amount of $17,654,931 provided for in the Unsecured Note Financing Agreement, which shall be of no further force and effect. The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to the Company’s intellectual property.  Following the receipt of any Net Litigation Proceeds, the Company shall prepay any remaining principal balance of the New Note and pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the New Note and Restructured Profit Share have been paid in full. The Restructured Profit Share, if not paid in full on or before the New Note Maturity Date, shall remain subject to the terms of the Debt Restructuring Agreement.

In addition to facilitating the private sale to third parties as described above, AC Midwest has granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar (the “Facilitation Credit”).

The Company has accounted for the February 27, 2024 modification as debt extinguishment with a related party. As such the Company recorded a capital contribution of $11,833,179 on this exchange which is related to the difference in fair value of the Restructured Profit Share on the date of the exchange.

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The discounted cash flow model assumptions used at March 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. In addition, the value of the Facilitation Credit was calculated utilizing a 20% discount to the market price of the Company’s common stock. The discounted cash flow model assumptions used at December 31, 2023 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $17,654,931 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the three months ended March 31, 2024 and the year ended December 31, 2023:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	11,209,677
Profit Share as of December 31, 2023	$14,847,937

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	240,688
Profit Share as of March 31, 2024	$3,255,446

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $100,694 and $91,752 for the three months ended March 31, 2024 and 2023, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm.  At March 31, 2024 and December 31, 2023, $33,333 and $33,333, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. For the three months ended March 31, 2024 and 2023, Dakin incurred $37,500 and $37,500 license fees.  At March 31, 2024 and December 31, 2023, $Nil and $25,000, respectively, was owed to Dakin for license fees.

Note 8 - Operating Leases

On July 1, 2015, the Company entered into a five-year lease for warehouse space in Corsicana, Texas. The Company is also responsible for the pro rata share of the projected monthly expenses for the property taxes. The current pro rata share is $882.  On June 1, 2019, the lease was extended to March 31, 2024, and on March 28, 2024, the lease was further extended for an additional five years from March 31, 2024 to March 31, 2029.  Rent is $3,750 monthly until March 31, 2026 and then $3,866 per month until March 31, 2029. The Company recorded a right of use asset and an operating lease liability of $161,728. This amount represents the difference between the value from the remaining lease and the extended lease.

For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded an operating lease right of use asset and liabilities as follows:

	March 31,	December 31,
	2024	2023

Right of use asset - operating lease	$161,728	$10,639
Current portion of operating lease liability	22,960	11,157
Operating lease liability	138,768	-

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2025	45,000
2026	45,000
2027	46,392
2028	46,392
2029	46,392
Total	229,176
Less discount	(67,448)
Total lease liabilities	161,728
Less current portion	(22,960)
Operating lease obligation, net of current portion	$138,768

The weighted average remaining lease term for operating leases is 5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the three months ended March 31, 2024 and 2023, payments on lease obligations were $11,250 and $11,250, respectively, and amortization on the right of use assets was $10,639 and $9,830, respectively.

For the three months ended March 31, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operating lease costs	$10,893	$9,830

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

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Post-trial motions and applications are currently ongoing.

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

Note 10 - Stock Based Compensation

Stock Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the unaudited condensed consolidated financial statements over the vesting period based on the estimated fair value of the awards.

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended March 31, 2024 and 2023, stock-based compensation expense amounted to $770,216 and $161,892, respectively. Such expense is classified in selling, general and administrative expenses.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period.  The shares become fully vested on November 8, 2024. The expense for the three months ended March 31, 2024 and 2023 was $121,333 and $120,000, respectively.

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

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. During the three months ended March 31, 2024, the Company recognized $7,611 of stock-based compensation. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On January 15, 2024, the Company granted nonqualified stock options to certain directors, executive officers and employees to acquire an aggregate of 1,000,000 shares of the Company’s common stock under the Company’s 2017 Plan.  The options granted are exercisable at $0.88 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter.  Based on a Black-Scholes valuation model, these options were valued at $632,214, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 5 years, volatility of 93%, discount rate of 3.84% and dividends of $0.

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

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	17,037,500	$0.53	1.47	6,970,750

Grants	1,000,000	0.88
Expirations
Exercised	(18,750)	0.27
March 31, 2024	18,018,750	$0.55	1.42	8,155,625

Options exercisable at:
March 31, 2024	17,956,250	0.55	1.41	8,119,375

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.99 as of March 28, 2024 (the last trading day of the month of March 2024), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the three months ended March 31, 2024 include none that were exercised for cash and 18,750 which were a cashless exercise.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock.  These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period.  The shares become fully vested on January 15, 2025. The expense for the three months ended March 31, 2024 and 2023 was $9,058 and $Nil, respectively.

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

No warrants were issued or exercised during the three months ended March 31, 2024 and 2023.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	2,550,000	$0.70	0.60	$-

Grants	-	-	-	-
Expirations	-	-	-	-
Exercised	-	-	-	-
March 31, 2024	2,550,000	$0.70	0.35	$-

Warrants exercisable at:
March 31, 2024	2,550,000	$0.70	0.35	$-

The following table summarizes information about common stock warrants outstanding at March 31, 2024:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	2,550,000	0.35	$0.70

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Statements.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

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

The MATS regulation has been subject to legal challenge since being enacted. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants. In May 2020, the EPA, then under the Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding. On April 3, 2023, the EPA issued a proposal to strengthen and update MATS. Such proposal was finalized on April 25, 2024 which, among other things, strengthens emissions monitoring and compliance and tightens the emission standard for mercury for existing lignite-fired power plants to a level that is aligned with the mercury standard that other coal-fired power plants have been achieving under MATS. Nevertheless, legal challenges may continue in the future with respect to the MATS regulation.

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

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Post-trial motions and applications are currently ongoing.

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

Results of Operations

Revenues

We generated revenues of approximately $3,557,000 and $3,013,000 for the three months ended March 31, 2024 and 2023, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,084,000 and $2,516,000 for the three months ended March 31, 2024 and 2023, respectively. The increase in revenues from prior year period is primarily due to the mix of plants running in 2024 resulting in increased revenues.

Licensing revenues were approximately $456,000 and $456,000 for the three months ended March 31, 2024 and 2023, respectively.  Licensing revenues were comparable for both periods.

Equipment sales and other revenues for the three months ended March 31, 2024 and 2023 were approximately $17,000 and $40,000, respectively. This decrease was primarily due to random fluctuations of these sales which make up an immaterial portion of the Company’s revenues.

Costs and Expenses

Total costs and expenses were approximately $6,151,000 and $4,440,000 during the three months ended March 31, 2024 and 2023, respectively. The increase in total costs and expenses for the three months ended March 31, 2024 is primarily attributable to the increase in cost of sales and general and administrative expenses.

Cost of sales were approximately $2,113,000 and $1,995,000 for the three months ended March 31, 2024 and 2023, respectively. This increase in cost of sales of approximately $118,000 is primarily attributable to an increase in sales offset by a decrease in the Company’s cost of carbon in the first quarter compared to the prior year period.

Selling, general and administrative expenses were approximately $3,527,000 and $1,918,000 for the three months ended March 31, 2024 and 2023, respectively.  Such increase was primarily due to an increase in salaries and wages and stock-based compensation.

Interest expense related to the financing of capital was approximately $246,000 and $336,000 for the three months ended March 31, 2024 and 2023, respectively. The breakdown of interest expense for the three months ended March 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)

Interest expense on notes payable	$4	$6
Amortization of discount of notes payable	242	330
Other interest	-	-

	$246	$336

Loss on change in fair value of profit share liability and unsecured note was approximately $265,000 and $191,000 for the three months ended March 31, 2024 and 2023, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the condensed consolidated financial statements).

Net Loss

For the three months ended March 31, 2024, we had a net loss of approximately $2,559,000 compared to a net loss of $1,447,000 for the three months ended March 31, 2023. Such change was primarily due to the increase in selling, general and administrative expenses and an increase in the change in value of the profit share liability, offset by an increase in gross profit.

Liquidity and Capital Resources

We had approximately $11,189,000 in cash on our balance sheet at March 31, 2024 compared to approximately $20,940,000 at December 31, 2023.  Total current assets were approximately $13,670,000 and total current liabilities were approximately $5,434,000 at March 31, 2024, resulting in working capital of approximately $8,236,000. This compares to total current assets of approximately $24,152,000 and total current liabilities of approximately $2,183,000 at December 31, 2023, resulting in working capital of approximately $21,969,000.  Our accumulated deficit was approximately $65.4 million at March 31, 2024 compared to approximately $62.8 million at December 31, 2023.  Additionally, we had a net loss in the amount of approximately $2,559,000 and cash used in operating activities of approximately $439,000 for the three months ended March 31, 2024.

Total Assets

Total assets were approximately $17,084,000 at March 31, 2024 versus approximately $27,468,000 at December 31, 2023. The change in total assets is primarily attributable to a decrease in cash and accounts receivable.

Total Liabilities

Total liabilities were approximately $8,828,000 at March 31, 2024 versus approximately $28,250,000 at December 31, 2023. The decrease is primarily attributable to a decrease in outstanding debt as a result of the modification of the terms of the profit share liability, the repayment of the secured note and the repayment of a substantial portion of the unsecured note.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used by operating activities was approximately $439,000 for the three months ended March 31, 2024 compared to net cash provided by operating activities of approximately $778,000 for the three months ended March 31, 2023.

Investing Activities

There was no net cash provided or used in investing activities for the three months ended March 31, 2024 and March 31, 2023.

Financing Activities

Net cash utilized in financing activities was approximately $9,312,000 for the three months ended March 31, 2024 compared to approximately $210,000 provided by financing activities for the three months ended March 31, 2023.  During the three months ended March 31, 2024, we repaid $272,000 of the AC Midwest secured note and $9,040,000 of the AC Midwest unsecured note.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes to such policies or estimates during the three months ended March 31, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively:

	For the Year Ended
	March 31, 2024	March 31, 2023
	(In thousands)

Net loss	$(2,559)	$(1,447)

Non-GAAP adjustments:
Depreciation and amortization	62	62
Interest	246	336
Change in fair value of profit share and unsecured note	265	191
Income Taxes	-	20
Stock based compensation	770	162

Adjusted EBITDA	$(1,216)	$(676)

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: May 15, 2024	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

