Form 10-Q
period 2024-06-30
Midwest Energy Emissions Corp.
filed 2024-08-12
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 96,153,153 outstanding as of August 12, 2024.

MIDWEST ENERGY EMISSIONS CORP.

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

ii

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets
Cash	$8,439,183	$20,939,762
Accounts receivable	1,784,437	2,233,211
Inventory	964,982	795,164
Prepaid expenses and other assets	139,134	183,621
Total current assets	11,327,736	24,151,758

Security deposits	3,500	5,175
Property and equipment, net	1,660,654	1,595,958
Right of use asset - operating lease	156,087	10,639
Intellectual property, net	1,601,763	1,704,063
Total assets	$14,749,740	$27,467,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $99,991 and $107,454 at June 30, 2024 and December 31, 2023, respectively)	$2,259,633	$1,558,450
Income tax payable	237,821	437,821
Current portion of operating lease liability	23,806	11,157
Customer credits	167,000	167,000
Accrued salaries	571,688	8,936
Unsecured note payable, net of discount and issuance costs – related party	3,237,739	-
Total current liabilities	6,497,687	2,183,364

Operating lease liability, net of current portion	132,490	-
Secured note payable, net of discount – related party	-	239,466
Unsecured note payable, net of discount and issuance costs – related party	-	10,979,723
Profit share liability – related party	5,886,584	14,847,937
Total liabilities	12,516,761	28,250,490

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,054,375 and 94,360,107 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively.	96,054	94,360
Additional paid-in capital	73,649,614	61,917,119
Accumulated deficit	(71,512,689)	(62,794,376)

Total stockholders’ equity (deficit)	2,232,979	(782,897)

Total liabilities and stockholders’ equity (deficit)	$14,749,740	$27,467,593

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Revenues	$3,361,433	$4,111,721	$6,918,199	$7,124,469

Cost of sales	(2,300,833)	(2,651,077)	(4,414,315)	(4,646,491)

Gross profit	1,060,600	1,460,644	2,503,884	2,477,978

Operating expenses:
Selling, general and administrative expenses (related party of $232,709, $137,500, $375,385 and $275,000)	(4,634,110)	(1,762,498)	(8,160,886)	(3,680,407)
Total operating expenses	(4,634,110)	(1,762,498)	(8,160,886)	(3,680,407)
Operating loss	(3,573,510)	(301,854)	(5,657,002)	(1,202,429)

Other income (expense)
Interest expense (related party of $Nil, $339,444, $245,817 and $675,024)	(5,817)	(339,444)	(251,634)	(675,024)
Loss on change in fair value of profit share and unsecured note	(2,689,436)	(122,857)	(2,954,634)	(313,897)
Interest income	109,787	-	145,303	-
Total other income (expense)	(2,585,466)	(462,301)	(3,060,965)	(988,921)
Loss before provision for income taxes	(6,158,976)	(764,155)	(8,717,967)	(2,191,350)

Provision for income taxes	(346)	(315)	(346)	(20,104)

Net loss	$(6,159,322)	$(764,470)	$(8,718,313)	$(2,211,454)

Net loss per common share - basic and diluted	$(0.07)	$(0.01)	$(0.09)	$(0.02)

Weighted average common shares outstanding	94,477,368	94,251,637	94,419,656	94,045,383

See accompanying notes to these condensed consolidated financial statements.

 MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(62,794,376)	$(782,897)

Stock issued for cashless exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,558,991)	(2,558,991)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(65,353,367)	$8,255,523

Stock issued for cashless exercise of options	1,664,797	1,665	(1,665)	-	-

Stock issued for cashless exercise of warrants	20,186	20	(20)	-	-

Share based payments	-	-	136,778	-	136,778

Net loss	-	-	-	(6,159,322)	(6,159,322)

Balance – June 30, 2024	96,054,375	$96,054	$73,649,614	$(71,512,689)	$2,232,979

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net loss	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

Issuance of stock options	-	-	16,260	-	16,260

Stock issued for cashless exercise of options	17,620	18	(18)	-	-

Issuance of stock for compensation		-	121,334	-	121,334

Net loss	-	-	-	(764,470)	(764,470)

Balance - June 30, 2023	94,267,296	$94,268	$61,684,385	$(70,909,843)	$(9,131,190)

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities
Net loss	$(8,718,313)	$(2,211,454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	-	32,683
Stock-based compensation expense	906,994	287,623
Amortization of discount of notes payable	241,444	662,594
Amortization of right to use assets – operating lease	16,280	20,059
Amortization of patent rights	102,300	102,300
Depreciation expense	1,578	1,085
Loss on change in fair value of profit share and unsecured note	2,954,634	313,897
Change in assets and liabilities
Decrease in accounts receivable	448,774	734,279
Decrease (Increase) in inventory	(169,818)	99,912
Decrease in prepaid expenses and other assets	46,162	146,811
Increase in accounts payable and accrued liabilities	501,183	131,674
Decrease (Increase) in accrued salaries	562,752	(67,478)
Decrease in operating lease liability	(16,589)	(21,493)
Net cash provided by (used in) operating activities	(3,122,619)	232,492

Cash flows from investing activities
Purchase of property and equipment	(66,274)	-
Net cash used in investing activities	(66,274)	-

Cash flows from financing activities
Repayment of unsecured note payable	(9,040,000)	-
Repayment of secured note payable	(271,686)	-
Proceeds from exercise of stock options	-	209,500
Net cash (used in) provided by financing activities	(9,311,686)	209,500

Net (decrease) increase in cash	(12,500,579)	441,992

Cash - beginning of period	20,939,762	1,504,225

Cash - end of period	$8,439,183	$1,946,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,939	$-
Taxes	$200,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$10,827,195	$-
Recognition of ROU asset and operating lease liability	$161,728	$-

See accompanying notes to these condensed consolidated financial statements.

MIDWEST ENERGY EMISSIONS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 (Unaudited)

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

As reflected in the unaudited condensed consolidated financial statements, the Company had approximately $8.4 million in cash at June 30, 2024. In addition, the Company had working capital of approximately $4.8 million and an accumulated deficit of approximately $71.5 million at June 30, 2024.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 have been prepared assuming the Company will continue as a going concern. Based upon the Company’s current cash position, revenues from operations and the recent debt repayment and restructuring (see Note 7 - Related Party), management believes the Company will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2024, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and six months ended June 30, 2024 and 2023.

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

The profit share liability and unsecured note payable were the only items measured at fair value on a recurring basis by the Company at June 30, 2024 and December 31, 2023. The profit share liability and unsecured note are both considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2024 and December 31, 2023 due to their short-term maturities.

The fair value of the notes payable at December 31, 2023 approximated the carrying amount, as the notes were recently issued at interest rates prevailing in the market. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

At June 30, 2024, the fair value of the profit share liability and unsecured note were calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2023 was also calculated using a discounted cash flow model based on estimated future cash payments. At June 30, 2024 and December 31, 2023, the fair value of the profit share liability was determined on a Level 3 measurement. At June 30, 2024, the unsecured note was also determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$5,886,584	$-	$-	$5,886,584
Unsecured note (1)	$3,237,739	$-	$-	$3,237,739
Total Liabilities	$9,124,323	$-	$-	$9,124,323

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$14,847,937	$-	$-	$14,847,937
Total Liabilities	$14,847,937	$-	$-	$14,847,937

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2024 and 2023 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three and six months ended June 30, 2024 and 2023. All sales were in the United States.

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Product revenue	$3,302,936	$3,914,711
License revenue	-	163,125
Demonstrations & Consulting revenue	12,000	27,000
Equipment revenue	46,497	6,885
	$3,361,433	$4,111,721

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Product revenue	$6,387,024	$6,431,111
License revenue	455,625	618,750
Demonstrations & Consulting revenue	18,000	54,000
Equipment revenue	57,550	20,608
	$6,918,199	$7,124,469

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at June 30, 2024. The Company historically has not experienced significant uncollectible accounts receivable. As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2019.

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

Basic and Diluted Income (Loss) Per Common Share

Income per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock.  There were no dilutive potential common shares for periods ended June 30, 2024 and 2023, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	June 30,	June 30,
	2024	2023

Stock options	9,362,500	17,694,204
Warrants	1,300,000	2,850,000
Restricted stock units	50,000	-
Total common stock equivalents excluded from dilutive loss per share	10,712,500	20,544,204

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2024 and December 31, 2023 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the six months ended June 30, 2024, three customers represented 35%, 15%, and 14% of the Company’s revenues, and for six months ended June 30, 2023, three customers represented 28%, 19%, and 11% of the Company’s revenues.

At June 30, 2024, four customers represented 44%, 18%, 14% and 11% of the Company’s accounts receivable, and at June 30, 2023, three customers represented 32%, 23% and 13% of the Company’s accounts receivable

For the six months ended June 30, 2024, 88% of the Company’s purchases related to two suppliers.  For the six months ended June 30, 2023, 87% of the Company’s purchases related to three suppliers. At June 30, 2024 and 2023, 73% and 74% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Raw Materials	$387,767	$200,496
Spare Parts	17,912	17,912
Finished Goods	559,303	576,756
	$964,982	$795,164

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023

Equipment & installation	$1,095,139	$1,095,139
Leasehold improvements	101,821	101,821
Trucking equipment	911,376	845,102
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,110,210	2,043,936

Less: accumulated depreciation	(2,037,556)	(2,035,978)
Construction in process	1,588,000	1,588,000
Property and equipment, net	$1,660,654	$1,595,958

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended June 30, 2024 and 2023 depreciation expense was $1,043 and $543, respectively. During the six months ended June 30, 2024 and 2023 depreciation expense was $1,578 and $1,085, respectively.

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

License and patent costs capitalized as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,467,232)	(1,364,932)
Intellectual property, net	$1,601,763	$1,704,063

Amortization expense for the three months ended June 30, 2024 and 2023 was $51,150 and $51,150, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $102,300 and $102,300, respectively.

Estimated annual amortization for each of the next 9 years is as follows:

Annual amortization for the years ended:
December 31, 2024 (remaining)	$102,300
December 31, 2025	204,600
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
Thereafter	681,063
Total	$1,601,763

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

As of June 30, 2024 and December 31, 2023, total principal of $0 and $271,686, respectively, was outstanding on this note.  Interest expense for the three months ended June 30, 2024 and 2023 was $Nil and $6,180, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $4,279 and $12,294, respectively.

Amortized discount recorded as interest expense for the three months ended June 30, 2024 and 2023 was $Nil and $4,862, respectively.  Amortized discount recorded as interest expense for the six months ended June 30, 2024 and 2023 was $32,220 and $9,671, respectively.  As of June 30, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $32,220, respectively, which was being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Unsecured note payable	$13,154,931	$13,154,931

Repayment	(9,040,000)	-
Less fair value adjustment on extinguishment, net of amortized discount of $1,965,984 and $1,547,536, respectively	(960,000)	(2,175,208)
Plus fair value adjustment	82,808	-

Total unsecured note payable	3,237,739	10,979,723

Less current portion	(3,237,739)	-

Unsecured note payable, net of current portion	$-	$10,979,723

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

Amortized discount recorded as interest expense for the three months ended June 30, 2024 and 2023 was $nil and $328,265, respectively. Amortized discount recorded as interest expense for the six months ended June 30, 2024 and 2023 was $209,224 and $652,923, respectively. As of June 30, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $2,175,208, respectively, which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The discounted cash flow model assumptions used at June 30, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. In addition, the value of the Facilitation Credit was calculated utilizing a 20% discount to the market price of the Company’s common stock. The discounted cash flow model assumptions used at December 31, 2023 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $17,654,931 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the six months ended June 30, 2024 and the year ended December 31, 2023:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	11,209,677
Profit Share as of December 31, 2023	$14,847,937

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	2,871,826
Profit Share as of June 30, 2024	$5,886,584

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and the Company incurred $101,583 and $100,000 for the three months ended June 30, 2024 and 2023, respectively, and was paid $202,277 and $191,752 for the six months ended June 30, 2024 and 2023, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm. At June 30, 2024 and December 31, 2023, $33,333 and $33,333, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. For the three months ended June 30, 2024 and 2023, Dakin incurred $37,500 and $37,500 license fees.  For the six months ended June 30, 2024 and 2023, Dakin incurred $75,000 and $75,000 license fees.  At June 30, 2024 and December 31, 2023, $37,500 and $25,000, respectively, was owed to Dakin for license fees.

On May 28, 2024, the Company entered into an Administrative Services Agreement with Greenberg Enterprises, LLC (“Greenberg Enterprises”), pursuant to which Greenberg Enterprises will be paid for certain administrative support provided to the Company since January 1, 2024 and administrative support to be provided in the future to the Company including but not limited to general office and technical support, project management and support, and vendor relations support.  During the three months and six ended June 30, 2024, Greenberg Enterprises provided $89,120 for administrative services and $37,100 for expense reimbursement. Greenberg Enterprises is a company owned and controlled by Christopher Greenberg, Chairman of the Board of the Company. At June 30, 2024 and December 31, 2023, $12,790 and $50,000, respectively, was owed to Christopher Greenberg.

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

For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recorded an operating lease right of use asset and liabilities as follows:

	June 30,	December 31,
	2024	2023

Right of use asset - operating lease	$156,087	$10,639
Current portion of operating lease liability	23,806	11,157
Operating lease liability	132,490	-

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2025	$45,000
2026	45,348
2027	46,392
2028	46,392
2029	34,794
Total	217,926
Less discount	(61,630)
Total lease liabilities	156,296
Less current portion	(23,806)
Operating lease obligation, net of current portion	$132,490

The weighted average remaining lease term for operating leases is 5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the six months ended June 30, 2024 and 2023, payments on lease obligations were $22,500 and $22,500, respectively, and amortization on the right of use assets was $16,280 and $20,059, respectively.

For the six months ended June 30, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Operating lease costs	$22,352	$20,059

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

In July 2024, the Company commenced three patent infringement lawsuits against multiple defendants, including coal-fired power utilities, in three separate U.S. District Courts in Arizona, Iowa and Missouri. Such lawsuits claim infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies. Named as defendants in the action filed in the U.S. District Court for the District of Arizona are Tucson Electric Power Co., San Carlos Resources, Inc., Salt River Project Agricultural Improvement and Power District, Tri-State Generation and Transmission Association, Inc., Springerville Unit 3 Holding LLC, and Springerville Unit 3 Partnership LP. Named as defendants in the action filed in the U.S. District Court for the Southern District of Iowa are Berkshire Hathaway Energy Company, MidAmerican Energy Company, PacifiCorp, Alliant Energy Corporation, Interstate Power and Light Company, and Wisconsin Power and Light Company, and named as defendants in the action filed in the U.S. District Court for the Eastern District of Missouri are Ameren Corp. and Union Electric Co. In each lawsuit, the Company requests a trial by jury against the defendants and seeks damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement.

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended June 30, 2024 and 2023, stock-based compensation expense amounted to $136,778 and $158,414, respectively. For the six months ended June 30, 2024 and 2023, stock-based compensation expense amounted to $906,994 and $320,306, respectively. Such expense is classified in selling, general and administrative expenses.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on November 8, 2024. The expense for the six months ended June 30, 2024 and 2023 was $242,666 and $241,333, respectively.

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

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. During the six months ended June 30, 2024, the Company recognized $12,211 of stock-based compensation. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On June 24, 2024, the Company issued (i) 886,456 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 1,500,000 shares of common stock at an exercise price of $0.27 per share, and (ii)  672,867 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of options to purchase an aggregate of 1,600,000 shares of common stock at exercise prices ranging from $0.27 to $0.45 per share. Such share issuances were based upon a VWAP of $0.6601 per share as determined under the terms of the options.

On June 28, 2024, the Company issued (i) 46,409 shares of common stock to an employee upon a cashless exercise of options to purchase an aggregate of 300,000 shares of common stock at exercise prices ranging from $0.27 to $0.61 per share, (ii) 44,065 shares of common stock to an employee upon a cashless exercise of an option to purchase 75,000 shares of common stock covered by an option to purchase a total of 100,000 shares of common stock with an exercise price of $0.27 per share, and (iii) 15,000 shares of common stock to a former employee upon a cashless exercise of an option to purchase 25,531 shares of common stock covered by an option to purchase a total of 500,000 shares of common stock with an exercise price of $0.27 per share.  Such share issuances were based upon a VWAP of $0.6546 per share as determined under the terms of the options.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	17,037,500	$0.53	1.47	6,970,750

Grants	1,000,000	0.88
Expirations	(5,155,719)	0.64
Exercised	(3,519,281)	0.35
June 30, 2024	9,362,500	$0.58	2.26	1,637,125

Options exercisable at:
June 30, 2024	9,362,500	0.58	2.26	1,637,125

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.67 as of June 28, 2024 (the last trading day of the month of June 2024), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the six months ended June 30, 2024 include none that were exercised for cash and 3,519,281 which were a cashless exercise.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock.  These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period.  The shares become fully vested on January 15, 2025. The expense for the six months ended June 30, 2024 and 2023 was $19,903 and $Nil, respectively.

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

No warrants were issued during the six months ended June 30, 2024 and 2023.  The following warrants were exercised during the six months ended June 30, 2024 and 2023:

On June 17, 2024, the Company issued an aggregate of 16,665 shares of common stock to certain warrant holders upon the cashless exercise of warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.70 per share based upon a market value of $0.72 per share as determined under the terms of the warrants.

On June 18, 2024, the Company issued 3,521 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share based upon a market value of $0.71 per share as determined under the terms of the warrant.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	2,550,000	$0.70	0.60	$-

Grants	-	-	-	-
Expirations	(400,000)	0.70	-	-
Exercised	(850,000)	0.70	-	-
June 30, 2024	1,300,000	$0.70	0.22	$-

Warrants exercisable at:
June 30, 2024	1,300,000	$0.70	0.22	$-

The following table summarizes information about common stock warrants outstanding at June 30, 2024:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	1,300,000	0.22	$0.70

Note 12 - Subsequent Events

See “Note 9 – Commitments and Contingencies” for information on the patent litigation initiated by the Company in July 2024.

On August 3, 2024, the Company issued 32,112 shares of common stock to a former consultant upon a cashless exercise of an option to purchase 62,500 shares of common stock, with an exercise price of $0.40 per share.  Such share issuance was based upon a VWAP of $0.8227 per share as determined under the terms of the option.

On August 5, 2024, the Company issued 66,666 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 400,000 shares of common stock at an exercise price of $0.70 per share based upon a market value of $0.84 per share as determined under the terms of the warrant.

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

Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” or “our” refer collectively to Midwest Energy Emissions Corp. and its consolidated subsidiaries.

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

We continue to seek new utility customers for our technology in order for them to meet the MATS requirements as well as maintaining our contractual arrangements with our current customers. We also seek license agreements with utilities while allowing them to use our SEA® technologies without our supply of products. Since 2021, we have announced various supply contract extensions, new supply business and license agreements. We expect additional supply business and license agreements during the remainder of 2024 and thereafter, including converting certain licensees to supply customers.

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

In July 2024, we commenced three patent infringement lawsuits against multiple defendants, including coal-fired power utilities, in three separate U.S. District Courts in Arizona, Iowa and Missouri. Such lawsuits claim infringement of our patent rights related to our mercury emissions reduction technologies. Named as defendants in the action filed in the U.S. District Court for the District of Arizona are Tucson Electric Power Co., San Carlos Resources, Inc., Salt River Project Agricultural Improvement and Power District, Tri-State Generation and Transmission Association, Inc., Springerville Unit 3 Holding LLC, and Springerville Unit 3 Partnership LP. Named as defendants in the action filed in the U.S. District Court for the Southern District of Iowa are Berkshire Hathaway Energy Company, MidAmerican Energy Company, PacifiCorp, Alliant Energy Corporation, Interstate Power and Light Company, and Wisconsin Power and Light Company, and named as defendants in the action filed in the U.S. District Court for the Eastern District of Missouri are Ameren Corp. and Union Electric Co. In each lawsuit, we request a trial by jury against the defendants and seek damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement.

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

In addition to facilitating the private sale to third parties as described above, AC Midwest has granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar. This has the potential to pay off the Restructured Profit Share in full although we cannot guarantee that such result will be achieved.

As a result of the repayment of the remaining principal balance under the Secured Debt, we and AC Midwest executed a Satisfaction and Discharge of Secured Debt confirming the cancellation of the Secured Note and that all of the obligations under the Restated Financing Agreement have been fully satisfied and discharged.

Other Developments

We are in the process of developing other business opportunities which include drinking water treatment technologies and remediation technologies for wastewater and coal ash from coal-fired power plants. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. There can be no assurance that we will be successful in the development of these technologies.

In April 2024, the EPA issued the first-ever national, enforceable drinking water standard, a move to protect communities from exposure to harmful per-and polyfluoroalkyl substances (PFAS), also known as “forever chemicals”. The EPA rule requires public water systems to monitor for six PFAS chemicals, giving them three years to complete the initial monitoring by 2027.

In May 2024, we announced the appointment of David Mazyck as Division Director of WE2C Environmental, a new division of the Company focused on PFAS removal from potable water. Dr. Mazyck will oversee the development of WE2C’s activated carbon technologies for the removal of PFAS for water treatment utilities.

In addition, in May 2024, we announced the appointment of Dennis Baranik as Director of National Sales. Mr. Baranik will oversee product sales and IP licensing in the Company’s core business for mercury emissions capture as well as support both product and business development for WE2C Environmental.

Results of Operations

Revenues

We generated revenues of approximately $3,361,000 and $4,112,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $6,918,000 and $7,124,000 for the six months ended June 30, 2024 and 2023, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,303,000 and $3,915,000 for the three months ended June 30, 2024 and 2023, respectively and approximately $6,387,000 and $6,431,000 for the six months ended June 30, 2024 and 2023, respectively. The decrease in revenues from prior year periods is primarily due to the mix of plants running in 2024 to date resulting in decreased revenues for the three and six months ended June 30, 2024.

Licensing revenues were approximately $Nil and $163,000 for the three months ended June 30, 2024 and 2023, respectively and approximately $456,000 and $619,000 for the six months ended June 30, 2024 and 2023, respectively. Licensing revenues have decreased in the first six months of 2024 compared to the prior year period.

Equipment sales and other revenues for the three months ended June 30, 2024 and 2023 were approximately $46,500 and $6,900, respectively and approximately $57,550 and $20,600 for the six months ended June 30, 2024 and 2023, respectively. These were comparable to prior year and make up an immaterial portion of the Company’s revenues.

Costs and Expenses

Total costs and expenses were approximately $9,520,000 and $4,876,000 during the three months ended June 30, 2024 and 2023, respectively and approximately $15,636,000 and $9,316,000 during the six months ended June 30, 2024 and 2023, respectively. The increase in total costs and expenses for the three and six months ended June 30, 2024 is primarily attributable to the increase in selling, general and administrative expenses and a loss on change in fair value of profit share which is a non-cash expense.

Cost of sales were approximately $2,301,000 and $2,651,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $4,414,000 and $4,646,000 during the six months ended June 30, 2024 and 2023, respectively. This decrease in cost of sales of approximately $232,000 for six months is primarily attributable to a decrease in sales offset by a decrease in the Company’s cost of carbon in the first six months of 2024 compared to the prior year period.

Selling, general and administrative expenses were approximately $4,634,000 and $1,762,000 for the three months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses were approximately $8,161,000 and $3,680,000 for the six months ended June 30, 2024 and 2023, respectively.  Such increase was primarily due to an increase in salaries and wages, including the payment and accrual of bonus compensation and engagement of new senior personnel, along with stock-based compensation for the first six months of 2024 compared to the prior year periods.

Interest expense related to the financing of capital was approximately $6,000 and $339,000 for the three months ended June 30, 2024 and 2023, respectively and $252,000 and $675,000 for the six months ended June 30, 2024 and 2023. The breakdown of interest expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)

Interest expense on notes payable	$-	$11	$4	$17
Amortization of discount of notes payable	-	328	242	658
Interest on RoU	6	-	6	-

	$6	$339	$252	$675

Loss on change in fair value of profit share liability and unsecured note was approximately $2,689,000 and $123,000 for the three months ended June 30, 2024 and 2023, respectively and $2,955,000 and $314,000 for the six months ended June 30, 2024 and 2023, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the unaudited condensed consolidated financial statements).

Net Loss

For the three months ended June 30, 2024, we had a net loss of approximately $6,159,000 compared to a net loss of approximately $764,000 for the three months ended June 30, 2023. For the six months ended June 30, 2024, we had a net loss of approximately $8,718,000 compared to a net loss of approximately $2,211,000 for the six months ended June 30, 2023. Such change was primarily due to the increase in selling, general and administrative expenses and an increase in the change in value of the profit share liability, offset by an increase in gross profit.

Liquidity and Capital Resources

We had approximately $8,439,000 in cash on our balance sheet at June 30, 2024 compared to approximately $20,940,000 at December 31, 2023.  Total current assets were approximately $11,328,000 and total current liabilities were approximately $6,498,000 at June 30, 2024, resulting in working capital of approximately $4,830,000. This compares to total current assets of approximately $24,152,000 and total current liabilities of approximately $2,183,000 at December 31, 2023, resulting in working capital of approximately $21,968,000.  Our accumulated deficit was approximately $71.5 million at June 30, 2024 compared to approximately $62.8 million at December 31, 2023.  Additionally, we had a net loss in the amount of approximately $8,718,000 and cash used in operating activities of approximately $3,123,000 for the six months ended June 30, 2024.

Total Assets

Total assets were approximately $14,750,000 at June 30, 2024 versus approximately $27,468,000 at December 31, 2023. The change in total assets is primarily attributable to a decrease in cash and accounts receivable.

Total Liabilities

Total liabilities were approximately $12,517,000 at June 30, 2024 versus approximately $28,250,000 at December 31, 2023. The decrease is primarily attributable to a decrease in outstanding debt as a result of the modification of the terms of the profit share liability, the repayment of the secured note and the repayment of a substantial portion of the unsecured note.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used by operating activities was approximately $3,123,000 for the six months ended June 30, 2024 compared to net cash provided by operating activities of approximately $232,000 for the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $66,000. During the six months ended June 30, 2024, we paid $66,274 to purchase a truck. There was no net cash provided or used in investing activities for the six months ended June 30, 2023.

Financing Activities

Net cash utilized in financing activities was approximately $9,312,000 for the six months ended June 30, 2024 compared to approximately $210,000 provided by financing activities for the six months ended June 30, 2023. During the six months ended June 30, 2024, we repaid $272,000 of the AC Midwest secured note and $9,040,000 of the AC Midwest unsecured note. During the six months ended June 30, 2023, we received approximately $210,000 from the exercise of stock options.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes to such policies or estimates during the six months ended June 30, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our unaudited condensed consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net income (loss). We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock-based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)

Net loss	$(6,159)	$(764)	$(8,718)	$(2,211)

Non-GAAP adjustments:
Depreciation and amortization	58	62	120	123
Interest	6	339	252	675
Change in fair value of profit share	2,690	123	2,955	314
Income taxes	-	-	-	20
Stock based compensation	137	158	907	320

Adjusted EBITDA	$(3,268)	$(82)	$(4,484)	$(759)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2024, the Company issued an aggregate of 16,665 shares of common stock to certain warrant holders upon the cashless exercise of warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.70 per share based upon a market value of $0.72 per share as determined under the terms of the warrants.

On June 18, 2024, the Company issued 3,521 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share based upon a market value of $0.71 per share as determined under the terms of the warrant.

On June 24, 2024, the Company issued (i) 886,456 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 1,500,000 shares of common stock at an exercise price of $0.27 per share, and (ii)  672,867 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of options to purchase an aggregate of 1,600,000 shares of common stock at exercise prices ranging from $0.27 to $0.45 per share. Such share issuances were based upon a VWAP of $0.6601 per share as determined under the terms of the options.

On June 28, 2024, the Company issued (i) 46,409 shares of common stock to an employee upon a cashless exercise of options to purchase an aggregate of 300,000 shares of common stock at exercise prices ranging from $0.27 to $0.61 per share, (ii) 44,065 shares of common stock to an employee upon a cashless exercise of an option to purchase 75,000 shares of common stock covered by an option to purchase a total of 100,000 shares of common stock with an exercise price of $0.27 per share, and (iii) 15,000 shares of common stock to a former employee upon a cashless exercise of an option to purchase 25,531 shares of common stock covered by an option to purchase a total of 500,000 shares of common stock with an exercise price of $0.27 per share.  Such share issuances were based upon a VWAP of $0.6546 per share as determined under the terms of the options.

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

MIDWEST ENERGY EMISSIONS CORP.

Dated: August 12, 2024	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2024	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

