Form 10-Q
period 2024-09-30
Birchtech Corp.
filed 2024-11-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Commission file number 000-33067

BIRCHTECH CORP.
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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 96,178,153 outstanding as of November 14, 2024.

BIRCHTECH CORP.

(formerly Midwest Energy Emissions Corp.)

		Page
PART I ‑ FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Default upon Senior Securities.	36
Item 4.	Mine Safety Disclosures.	36
Item 5.	Other Information.	36
Item 6.	Exhibits.	37

SIGNATURES		38

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current assets
Cash	$4,393,872	$20,939,762
Accounts receivable	1,930,396	2,233,211
Income tax receivable	144,465	-
Inventory	886,412	795,164
Prepaid expenses and other assets	235,562	183,621
Total current assets	7,590,707	24,151,758

Security deposits	5,115	5,175
Property and equipment, net	2,289,823	1,595,958
Right of use asset - operating lease	218,602	10,639
Intellectual property, net	1,550,613	1,704,063
Total assets	$11,654,860	$27,467,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $191,737 and $107,454 at September 30, 2024 and December 31, 2023, respectively)	$3,127,368	$1,558,450
Income tax payable	87,734	437,821
Current portion of operating lease liability	31,990	11,157
Customer credits	167,000	167,000
Accrued salaries	572,678	8,936
Total current liabilities	3,986,770	2,183,364

Operating lease liability, net of current portion	187,170	-
Secured note payable, net of discount – related party	-	239,466
Unsecured note payable, net of discount and issuance costs – related party	-	10,979,723
Profit share liability – related party	5,567,046	14,847,937
Total liabilities	9,740,986	28,250,490

Commitments and contingencies

Stockholders’ Equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,178,153 and 94,360,107 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively.	96,178	94,360
Additional paid-in capital	73,800,621	61,917,119
Accumulated deficit	(71,982,925)	(62,794,376)

Total stockholders’ equity (deficit)	1,913,874	(782,897)

Total liabilities and stockholders’ equity (deficit)	$11,654,860	$27,467,593

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Revenues	$5,236,990	$6,747,256	$12,155,189	$13,871,725

Cost of sales	(3,642,071)	(4,471,788)	(8,056,386)	(9,118,279)

Gross profit	1,594,919	2,275,468	4,098,803	4,753,446

Operating expenses:
Selling, general and administrative expenses (related party of $269,467, $137,967, $635,864 and $379,634)	(2,702,350)	(2,459,229)	(10,863,236)	(6,159,740)
Total operating expenses	(2,702,350)	(2,459,229)	(10,863,236)	(6,159,740)
Operating loss	(1,107,431)	(183,761)	(6,764,433)	(1,406,294)

Other income (expense)
Interest expense (related party of $Nil, $342,647, $245,817 and $1,017,671)	(7,356)	(344,193)	(258,990)	(1,019,217)
Gain (loss) on change in fair value of profit share and unsecured note	282,382	(299,548)	(2,672,252)	(613,445)
Other income	67,966	-	213,269	-
Total other income (expense)	342,992	(643,741)	(2,717,973)	(1,632,662)
Loss before benefit for income taxes	(764,439)	(827,502)	(9,482,406)	(3,038,956)

Benefit for income taxes	294,203	-	293,857	-

Net loss	$(470,236)	$(827,502)	$(9,188,549)	$(3,038,956)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.10)	$(0.03)

Weighted average common shares outstanding	96,125,797	94,279,780	94,992,520	94,120,499

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Nine Months Ended September 30, 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(62,794,376)	$(782,897)

Stock issued for cashless exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,558,991)	(2,558,991)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(65,353,367)	$8,255,523

Stock issued for cashless exercise of options	1,664,797	1,665	(1,665)	-	-

Stock issued for cashless exercise of warrants	20,186	20	(20)	-	-

Share based payments	-	-	136,778	-	136,778

Net loss	-	-	-	(6,159,322)	(6,159,322)

Balance – June 30, 2024	96,054,375	$96,054	$73,649,614	$(71,512,689)	$2,232,979

Stock issued for cashless exercise of options	32,112	32	(32)	-	-

Stock issued for exercise of warrants	25,000	25	17,475	-	17,500

Stock issued for cashless exercise of warrants	66,666	67	(67)	-	-

Share based payments	-	-	133,631	-	133,631

Net loss	-	-	-	(470,236)	(470,236)

Balance – September 30, 2024	96,178,153	$96,178	$73,800,621	$(71,982,925)	$1,913,874

	Three and Nine Months Ended September 30, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2023	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Issuance of stock options	-	-	30,029	-	30,029

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Stock issued for cashless exercise of options	311,880	312	(312)	-	-

Issuance of stock for compensation	-	-	120,000	-	120,000

Net loss	-	-	-	(1,446,984)	(1,446,984)

Balance - March 31, 2023	94,249,676	$94,250	$61,546,809	$(70,145,373)	$(8,504,314)

Issuance of stock options	-	-	16,260	-	16,260

Stock issued for cashless exercise of options	17,620	18	(18)	-	-

Issuance of stock for compensation		-	121,334	-	121,334

Net loss	-	-	-	(764,470)	(764,470)

Balance - June 30, 2023	94,267,296	$94,268	$61,684,385	$(70,909,843)	$(9,131,190)

Issuance of stock options	-	-	(20,201)	-	(20,201)

Stock issued for cashless exercise of options	31,076	30	(30)	-	-

Issuance of stock for compensation		-	122,666	-	122,666

Net loss	-	-	-	(827,502)	(827,502)

Balance - September 30, 2023	94,298,372	$94,298	$61,786,820	$(71,737,345)	$(9,856,227)

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities
Net loss	$(9,188,549)	$(3,038,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation – amortization of prepaid services	1,040,625	364,001
Stock-based compensation expense	-	26,088
Amortization of discount of notes payable	241,444	999,382
Amortization of right to use assets – operating lease	23,380	30,423
Amortization of patent rights	153,450	153,450
Depreciation expense	8,159	11,454
Loss on change in fair value of profit share and unsecured note	2,672,252	613,445
Change in assets and liabilities
Decrease in accounts receivable	302,815	228,585
Increase in income tax receivable	(144,465)	-
Decrease (Increase) in inventory	(91,248)	189,529
Decrease (Increase) in prepaid expenses and other assets	(51,881)	40,983
Increase in accounts payable and accrued liabilities	1,568,918	1,254,769
Decrease in income tax payable	(350,087)	-
Decrease (Increase) in accrued salaries	563,742	(54,634)
Decrease in operating lease liability	(23,340)	(32,375)
Net cash provided by (used in) operating activities	(3,274,785)	786,144

Cash flows from investing activities
Purchase of property and equipment	(702,024)	(2,741)
Net cash used in investing activities	(702,024)	(2,741)

Cash flows from financing activities
Repayment of unsecured note payable	(12,314,895)	-
Repayment of secured note payable	(271,686)	-
Proceeds from exercise of stock options	17,500	209,500
Net cash (used in) provided by financing activities	(12,569,081)	209,500

Net (decrease) increase in cash	(16,545,890)	992,903

Cash - beginning of period	20,939,762	1,504,225

Cash - end of period	$4,393,872	$2,497,128

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,939	$13,608
Taxes	$200,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$10,827,195	$-
Recognition of ROU asset and operating lease liability	$231,343	$-

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 (Unaudited)

Note 1 - Organization

Birchtech Corp.

Birchtech Corp., formerly Midwest Energy Emissions Corp., is organized under the laws of the State of Delaware. Effective on October 17, 2024, Midwest Energy Emissions Corp. changed its corporate name to Birchtech, Inc. pursuant to a certificate of amendment to its certificate of incorporation filed with the State of Delaware.

MES, Inc.

MES, Inc. is incorporated in the State of North Dakota. MES, Inc. is a wholly owned subsidiary of Birchtech Corp. and is engaged in the business of developing and commercializing state of the art control technologies relating to the capture and control of mercury emissions from coal fired boilers in the United States and Canada.

ME2C Sponsor LLC and ME2C Acquisition Corp.

ME2C Sponsor LLC is a limited liability company formed in the State of Delaware and is a wholly owned subsidiary of Birchtech Corp. and owns 85% of ME2C Acquisition Corp. A decision was made in January 2023 to liquidate these entities. As such, as of December 31, 2022, the Company wrote off the assets for these entities and recorded a $95,500 loss.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had approximately $4.4 million in cash at September 30, 2024. In addition, the Company had working capital of approximately $3.6 million and an accumulated deficit of approximately $72.0 million at September 30, 2024.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared assuming the Company will continue as a going concern. Based upon the Company’s current cash position, revenues from operations and the recent debt repayment and restructuring (see Note 7 - Related Party), management believes the Company will have sufficient working capital to fund operations for at least the next twelve months from the date of issuance of these financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2024, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Birchtech Corp. (formerly Midwest Energy Emissions Corp.) and its wholly-owned subsidiaries, MES, Inc. and ME2C Sponsor LLC, and ME2C Acquisition Corp. which is 85% owned by ME2C Sponsor LLC (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and nine months ended September 30, 2024 and 2023.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at September 30, 2024 and December 31, 2023. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2024 and December 31, 2023 due to their short-term maturities.

The fair value of the notes payable at December 31, 2023 approximated the carrying amount, as the notes were recently issued at interest rates prevailing in the market. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

At September 30, 2024, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2023 was also calculated using a discounted cash flow model based on estimated future cash payments. At September 30, 2024 and December 31, 2023, the fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$5,567,046	$-	$-	$5,567,046
Total Liabilities	$5,567,046	$-	$-	$5,567,046

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$14,847,937	$-	$-	$14,847,937
Total Liabilities	$14,847,937	$-	$-	$14,847,937

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2024 and 2023 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three and nine months ended September 30, 2024 and 2023. All sales were in the United States.

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Product revenue	$5,092,123	$6,672,542
License revenue	133,125	52,500
Demonstrations & Consulting revenue	9,000	27,000
Equipment revenue	2,742	(4,786)
	$5,236,990	$6,747,256

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Product revenue	$11,479,147	$13,103,653
License revenue	588,750	671,250
Demonstrations & Consulting revenue	27,000	81,000
Equipment revenue	60,292	15,822
	$12,155,189	$13,871,725

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at September 30, 2024. The Company historically has not experienced significant uncollectible accounts receivable. As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2019.

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

Basic and Diluted Income (Loss) Per Common Share

Income per share – basic is calculated by dividing net income by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for periods ended September 30, 2024 and 2023, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	September 30,	September 30,
	2024	2023

Stock options	9,300,000	17,191,722
Warrants	775,000	2,650,000
Restricted stock units	50,000	-
Total common stock equivalents excluded from dilutive loss per share	10,125,000	19,841,722

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2024 and December 31, 2023 is maintained at high-quality financial institutions and has not incurred any losses to date.

Customer and Supplier Concentration

For the nine months ended September 30, 2024, three customers represented 36%, 17%, and 11% of the Company’s revenues, and for nine months ended September 30, 2023, three customers represented 27%, 23%, and 11% of the Company’s revenues.

At September 30, 2024, four customers represented 47%, 12%, 11% and 11% of the Company’s accounts receivable, and at September 30, 2023, three customers represented 33%, 24% and 11% of the Company’s accounts receivable

For the nine months ended September 30, 2024, 85% of the Company’s purchases related to two suppliers. For the nine months ended September 30, 2023, 90% of the Company’s purchases related to three suppliers. At September 30, 2024 and 2023, 72% and 77% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company and does not expect the standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Raw Materials	$373,516	$200,496
Spare Parts	17,912	17,912
Finished Goods	494,984	576,756
	$886,412	$795,164

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023

Equipment & installation	$1,096,979	$1,095,139
Leasehold improvements	113,301	101,821
Trucking equipment	911,377	845,102
Lab equipment	622,429	-
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,745,960	2,043,936

Less: accumulated depreciation	(2,044,137)	(2,035,978)
Construction in process	1,588,000	1,588,000
Property and equipment, net	$2,289,823	$1,595,958

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended September 30, 2024 and 2023 depreciation expense was $6,581 and $10,369, respectively. During the nine months ended September 30, 2024 and 2023 depreciation expense was $8,159 and $11,454, respectively. At September 30, 2024, lab equipment included deposits for $127,770 of lab equipment not yet placed in service.

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

License and patent costs capitalized as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,518,382)	(1,364,932)
Intellectual property, net	$1,550,613	$1,704,063

Amortization expense for the three months ended September 30, 2024 and 2023 was $51,150 and $51,150, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $153,450 and $153,450, respectively.

Estimated annual amortization for each of the next 9 years is as follows:

Annual amortization for the years ended:
December 31, 2024 (remaining)	$51,150
December 31, 2025	204,600
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
Thereafter	681,063
Total	$1,550,613

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

As of September 30, 2024 and December 31, 2023, total principal of $0 and $271,686, respectively, was outstanding on this note. Interest expense for the three months ended September 30, 2024 and 2023 was $Nil and $10,775, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $4,279 and $32,876, respectively.

Amortized discount recorded as interest expense for the three months ended September 30, 2024 and 2023 was $Nil and $4,916, respectively. Amortized discount recorded as interest expense for the nine months ended September 30, 2024 and 2023 was $32,220 and $14,587, respectively. As of September 30, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $32,220, respectively, which was being expensed over the life of the loan.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Unsecured note payable	$13,154,931	$13,154,931

Repayments	(12,314,895)	-
Less fair value adjustment on extinguishment, net of amortized discount of $1,965,984 and $1,547,536, respectively	(960,000)	(2,175,208)
Plus fair value adjustment	119,964	-

Total unsecured note payable	-	10,979,723

Less current portion	-	-

Unsecured note payable, net of current portion	$-	$10,979,723

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

On February 27, 2024, the Company entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest which replaces and supersedes the Unsecured Note Financing Agreement. Pursuant to the Debt Restructuring Agreement, on February 27, 2024, the Company (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the AC Midwest Unsecured Note, and (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,931 (the “New Note”). In addition, within 30 days, the Company would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note. The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024. Any remaining principal balance on the New Note shall be due August 27, 2024 (the “New Note Maturity Date”), which is six months from February 27, 2024. Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum. The New Note completely replaced and superseded the AC Midwest Unsecured Note, which shall be of no further force and effect.

On August 26 and 27, 2024, the Company repaid AC Midwest the remaining principal of $3,154,931 on the New Note together with accrued interest of $119,964. As a result, the only remaining debt obligation under the Debt Restructuring Agreement is the profit participation as described below.

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

Amortized discount recorded as interest expense for the three months ended September 30, 2024 and 2023 was $Nil and $331,872, respectively. Amortized discount recorded as interest expense for the nine months ended September 30, 2024 and 2023 was $209,224 and $984,795, respectively. As of September 30, 2024 and December 31, 2023, the unamortized balance of the discount was $Nil and $2,175,208, respectively, which is being expensed over the life of the loan.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The discounted cash flow model assumptions used at September 30, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. In addition, the value of the Facilitation Credit was calculated utilizing a 20% discount to the market price of the Company’s common stock. The discounted cash flow model assumptions used at December 31, 2023 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $17,654,931 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the nine months ended September 30, 2024 and the year ended December 31, 2023:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	11,209,677
Profit Share as of December 31, 2023	$14,847,937

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	2,552,288
Profit Share as of September 30, 2024	$5,567,046

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and the Company incurred $116,667 and $100,467 for the three months ended September 30, 2024 and 2023, respectively, and was paid $318,944 and $292,219 for the nine months ended September 30, 2024 and 2023, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm. At September 30, 2024 and December 31, 2023, $37,500 and $33,333, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. For the three months ended September 30, 2024 and 2023, Dakin incurred $37,500 and $37,500 license fees. For the nine months ended September 30, 2024 and 2023, Dakin incurred $112,500 and $112,500 license fees. At September 30, 2024 and December 31, 2023, $37,500 and $25,000, respectively, was owed to Dakin for license fees.

On May 28, 2024, the Company entered into an Administrative Services Agreement with Greenberg Enterprises, LLC (“Greenberg Enterprises”), pursuant to which Greenberg Enterprises will be paid for certain administrative support provided to the Company since January 1, 2024 and administrative support to be provided in the future to the Company including but not limited to general office and technical support, project management and support, and vendor relations support. During the three months and nine ended September 30, 2024, Greenberg Enterprises provided $115,300 and $204,420 respectively, for administrative services and $276,500 and $322,100 respectively, for expense reimbursement. Greenberg Enterprises is a company owned and controlled by Christopher Greenberg, Chairman of the Board of the Company. At September 30, 2024 and December 31, 2023, $104,600 and $50,000, respectively, was owed to Christopher Greenberg.

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

On August 1, 2024, the Company entered into a 3-year lease for laboratory space in Grand Forks, North Dakota. The lease contains an option to extend for a further three years that the Company is reasonably certain to exercise. As a result, the additional three year extension is included as part of the least term. Rent is $1,400 monthly until July 31, 2027, and then effectively $1,540 per month until July 31, 2030. Upon commencement of the lease the Company recorded a right of use asset and an operating lease liability of $69,615.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recorded an operating lease right of use asset and liabilities as follows:

	September 30,	December 31,
	2024	2023

Right of use asset - operating lease	$218,602	$10,639
Current portion of operating lease liability	31,990	11,157
Operating lease liability	187,170	-

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2025	$61,800
2026	62,496
2027	63,472
2028	64,872
2029	41,676
Thereafter	15,400
Total	309,716
Less discount	(90,557)
Total lease liabilities	219,159
Less current portion	(31,990)
Operating lease obligation, net of current portion	$187,169

The weighted average remaining lease term for operating leases is 5 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the nine months ended September 30, 2024 and 2023, payments on lease obligations were $36,550 and $33,750, respectively, and amortization on the right of use assets was $23,380 and $30,423, respectively.

For the nine months ended September 30, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating lease costs	$36,750	$32,678

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

In July 2024, the Company commenced three patent infringement lawsuits against multiple defendants, including coal-fired power utilities, in three separate U.S. District Courts in Arizona, Iowa and Missouri. Such lawsuits claim infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies. Named as defendants in the action filed in the U.S. District Court for the District of Arizona are Tucson Electric Power Co., San Carlos Resources, Inc., Salt River Project Agricultural Improvement and Power District, Tri-State Generation and Transmission Association, Inc., Springerville Unit 3 Holding LLC, and Springerville Unit 3 Partnership LP. Named as defendants in the action filed in the U.S. District Court for the Southern District of Iowa are Berkshire Hathaway Energy Company, MidAmerican Energy Company, PacifiCorp, Alliant Energy Corporation, Interstate Power and Light Company, and Wisconsin Power and Light Company, and named as defendants in the action filed in the U.S. District Court for the Eastern District of Missouri are Ameren Corp. and Union Electric Co. In each lawsuit, the Company requests a trial by jury against the defendants and seeks damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement. See “Note 12 – Subsequent Events” for information on an agreement entered into with one of the utilities and an affiliated entity named as defendants in the patent infringement lawsuit commenced by the Company in the Arizona Action.

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended September 30, 2024 and 2023, stock-based compensation expense amounted to $133,361 and $102,465, respectively. For the nine months ended September 30, 2024 and 2023, stock-based compensation expense amounted to $1,040,625 and $390,089, respectively. Such expense is classified in selling, general and administrative expenses.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on November 8, 2024. The expense for the nine months ended September 30, 2024 and 2023 was $364,000 and $364,000, respectively.

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

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share. Fifty percent of the option shall vest and become exercisable on November 26, 2023 and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. During the nine months ended September 30, 2024, the Company recognized $12,211 of stock-based compensation. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On December 11, 2023, the Company issued (i) 10,278 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 13,750 shares of common stock, and (ii) 4,672 shares of common stock to a director upon a cashless exercise of an option to purchase 6,250 shares of common stock. All of such options had an exercise price of 0.25 per share and such share issuances were based upon a VWAP of $0.9902 per share as determined under the terms of the options.

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

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	17,037,500	$0.53	1.47	6,970,750

Grants	1,000,000	0.88
Expirations	(5,155,719)	0.64
Exercised	(3,581,781)	0.35
September 30, 2024	9,300,000	$0.58	2.00	2,030,800

Options exercisable at:
September 30, 2024	9,300,000	0.58	2.00	2,030,800

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.75 as of September 30, 2024 (the last trading day of the month of September 2024), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the nine months ended September 30, 2024 include none that were exercised for cash and 3,581,781 which were a cashless exercise.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the nine months ended September 30, 2024 and 2023 was $30,867 and $Nil, respectively.

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

No warrants were issued during the nine months ended September 30, 2024 and 2023. The following warrants were exercised during the nine months ended September 30, 2024 and 2023:

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

On August 22, 2024, the Company issued 25,000 shares of common stock to a certain warrant holder upon a cash exercise of a warrant to purchase 25,000 shares of common stock at an exercise price of $0.70 per share or $17,500 in the aggregate.

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	2,550,000	$0.70	0.60	$-

Grants	-	-	-	-
Expirations	(500,000)	0.70	-	-
Exercised	(1,275,000)	0.70	-	-
September 30, 2024	775,000	$0.70	0.06	$-

Warrants exercisable at:
September 30, 2024	775,000	$0.70	0.06	$-

The following table summarizes information about common stock warrants outstanding at September 30, 2024:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$0.70	775,000	0.06	$0.70

Note 12 - Subsequent Events

Effective as of October 8, 2024, the Company entered into agreement with one of the utilities and an affiliated entity named as defendants in the patent infringement lawsuit commenced by the Company in July 2024 in the U.S. District Court in Arizona (the “Arizona Action”). Such agreement provides such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee which has been received by the Company, and provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant. Such lawsuit will continue against the other non-affiliated defendants named in the Arizona Action.

On October 9, 2024, the Company received conditional approval to list its shares of common stock on the Toronto Stock Exchange (“TSX”) and graduate from the TSX Venture Exchange (“TSXV”) to the TSX. The listing is subject to the Company’s fulfilling certain requirements of the TSX in accordance with the terms of the conditional approval letter. On November 12, 2024, the Company’s shares commenced trading on the TSX under the symbol “BCHT”.

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

Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” or “our” refer collectively to Birchtech Corp. (formerly Midwest Energy Emissions Corp.) and its consolidated subsidiaries.

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

Effective as of October 8, 2024, we entered into agreement with one of the utilities and an affiliated entity named as defendants in the patent infringement lawsuit commenced by us in Arizona action (the “Arizona Action”). Such agreement provides such parties and their affiliates with a non-exclusive license to certain of our patents related to our two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee and provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant. Such lawsuit will continue against the other non-affiliated defendants named in the Arizona Action.

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

Pursuant to the Debt Restructuring Agreement, on February 27, 2024, we (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the Unsecured Note, (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,931 (the “New Note”), and (iii) paid AC Midwest $275,626 representing the remaining principal balance under the Secured Note of $271,686 plus interest of $3,939. In addition, within 30 days, we would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note. The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024. Any remaining principal balance on the New Note shall be due August 27, 2024 (the “Maturity Date”), which is six months from February 27, 2024. Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum. The New Note completely replaced and superseded the Unsecured Note, which shall be of no further force and effect.

On August 26 and 27, 2024, the Company repaid AC Midwest the remaining principal of $3,154,931 on the New Note together with accrued interest of $119,964. As a result, the only remaining debt obligation under the Debt Restructuring Agreement is the profit participation as described below.

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

Other Developments

We are in the process of developing other business opportunities which include drinking water treatment technologies and remediation technologies for wastewater and coal ash from coal-fired power plants. We believe the market for water treatment is large and significantly growing both in the United States and abroad. This expansion in water treatment and wastewater remediation will allow us to support the growing needs of the energy sector, as well as provide vital technologies for considerable environmental concerns. In October 2024, we announced the opening of two new laboratories, located in Grand Forks, North Dakota, and in State College, Pennsylvania to support these efforts.

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

Effective on October 17, 2024, as part of our rebranding, Midwest Energy Emissions Corp. changed its corporate name to Birchtech, Inc. pursuant to a certificate of amendment to its certificate of incorporation filed with the State of Delaware, and on October 17, 2024 our common stock commenced trading under the ticker symbol “BCHT”.

On October 9, 2024, we received conditional approval to list our shares of common stock on the Toronto Stock Exchange (“TSX”) and graduate from the TSX Venture Exchange ( “TSXV”) to the TSX. The listing is subject to our fulfilling certain requirements of the TSX in accordance with the terms of the conditional approval letter. On November 12, 2024, our shares commenced trading on the TSX under the ticker symbol “BCHT”.

Results of Operations

Revenues

We generated revenues of approximately $5,237,000 and $6,747,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $12,155,000 and $13,872,000 for the nine months ended September 30, 2024 and 2023, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $5,092,000 and $6,700,000 for the three months ended September 30, 2024 and 2023, respectively and approximately $11,479,000 and $13,104,000 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in revenues from prior year periods is primarily due to the mix of plants running in 2024 to date resulting in decreased revenues for the three and nine months ended September 30, 2024.

Licensing revenues were approximately $133,100 and $52,500 for the three months ended September 30, 2024 and 2023, respectively and approximately $588,800 and $671,000 for the nine months ended September 30, 2024 and 2023, respectively. Licensing revenues have decreased in the first nine months of 2024 compared to the prior year period.

Equipment sales and other revenues for the three months ended September 30, 2024 and 2023 were approximately $2,700 and $(4,800), respectively and approximately $60,300 and $15,800 for the nine months ended September 30, 2024 and 2023, respectively. These slightly increased from the prior year but they still only make up an immaterial portion of the Company’s revenues.

Costs and Expenses

Total costs and expenses were approximately $6,001,000 and $7,575,000 during the three months ended September 30, 2024 and 2023, respectively and approximately $21,638,000 and $16,911,000 during the nine months ended September 30, 2024 and 2023, respectively. The decrease in total costs and expenses for three months ended September 30, 2024 is primarily attributable to a gain on change in fair value of profit share offset by an increase in selling, general and administrative expenses. The increase in total costs and expenses for the nine months ended September 30, 2024 is primarily attributable to the increase in selling, general and administrative expenses and a loss on change in fair value of profit share which is a non-cash expense.

Cost of sales were approximately $3,642,000 and $4,472,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $8,056,386 and $9,118,000 during the nine months ended September 30, 2024 and 2023, respectively. This decrease in cost of sales of approximately $1,062,000 for nine months is primarily attributable to a decrease in sales offset by a decrease in the Company’s cost of carbon in the first nine months of 2024 compared to the prior year period.

Selling, general and administrative expenses were approximately $2,702,000 and $2,459,000 for the three months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses were approximately $10,863,000 and $6,160,000 for the nine months ended September 30, 2024 and 2023, respectively. Such increase was primarily due to an increase in salaries and wages, including the payment and accrual of bonus compensation and engagement of new senior personnel, along with stock-based compensation for the first nine months of 2024 compared to the prior year periods.

Interest expense related to the financing of capital was approximately $7,400 and $344,000 for the three months ended September 30, 2024 and 2023, respectively and $259,000 and $1,019,000 for the nine months ended September 30, 2024 and 2023. The breakdown of interest expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)

Interest expense on notes payable	$-	$6	$4	$18
Amortization of discount of notes payable	-	337	242	999
Interest on RoU and other	7	1	13	2

	$7	$344	$259	$1,019

Gain (Loss) on change in fair value of profit share liability and unsecured note was approximately $282,000 and ($300,000) for the three months ended September 30, 2024 and 2023, respectively and ($2,672,000) and ($613,000) for the nine months ended September 30, 2024 and 2023, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the unaudited condensed consolidated financial statements).

Net Loss

For the three months ended September 30, 2024, we had a net loss of approximately $470,000 compared to a net loss of approximately $828,000 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had a net loss of approximately $9,189,000 compared to a net loss of approximately $3,039,000 for the nine months ended September 30, 2023. Such change was primarily due to the increase in selling, general and administrative expenses and an increase in the change in value of the profit share liability, offset by an increase in gross profit.

Liquidity and Capital Resources

We had approximately $4,394,000 in cash on our balance sheet at September 30, 2024 compared to approximately $20,940,000 at December 31, 2023. Total current assets were approximately $7,591,000 and total current liabilities were approximately $3,987,000 at September 30, 2024, resulting in working capital of approximately $3,604,000. This compares to total current assets of approximately $24,152,000 and total current liabilities of approximately $2,183,000 at December 31, 2023, resulting in working capital of approximately $21,969,000. Our accumulated deficit was approximately $72.0 million at September 30, 2024 compared to approximately $62.8 million at December 31, 2023. Additionally, we had a net loss in the amount of approximately $9,189,000 and cash used in operating activities of approximately $3,275,000 for the nine months ended September 30, 2024.

Total Assets

Total assets were approximately $11,655,000 at September 30, 2024 versus approximately $27,468,000 at December 31, 2023. The change in total assets is primarily attributable to a decrease in cash and accounts receivable.

Total Liabilities

Total liabilities were approximately $9,741,000 at September 30, 2024 versus approximately $28,250,000 at December 31, 2023. The decrease is primarily attributable to a decrease in outstanding debt as a result of the modification of the terms of the profit share liability, the repayment of the secured note and the repayment of the unsecured note.

Operating Activities

Net cash provided by operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used by operating activities was approximately $3,275,000 for the nine months ended September 30, 2024 compared to net cash provided by operating activities of approximately $786,000 for the nine months ended September 30, 2023.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $702,000. During the nine months ended September 30, 2024, we paid $702,000 to purchase a truck and lab equipment. There was $3,000 net cash used in investing activities for the nine months ended September 30, 2023.

Financing Activities

Net cash utilized in financing activities was approximately $12,569,000 for the nine months ended September 30, 2024 compared to approximately $210,000 provided by financing activities for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we repaid $272,000 of the AC Midwest secured note and $12,194,931 of the AC Midwest unsecured note. During the nine months ended September 30, 2024 and 2023, we received approximately $17,500 and $210,000 respectively, from the exercise of stock options.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2024.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)

Net loss	$(470)	$(828)	$(9,189)	$(3,039)

Non-GAAP adjustments:
Depreciation and amortization	65	72	185	195
Interest	7	344	259	1,019
Change in fair value of profit share	(283)	300	2,672	613
Income taxes	-	-		-
Stock based compensation	134	70	1,041	390

Adjusted EBITDA	$(547)	$(42)	$(5,032)	$(822)

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

On August 22, 2024, the Company issued 25,000 shares of common stock to a certain warrant holder upon a cash exercise of a warrant to purchase 25,000 shares of common stock at an exercise price of $0.70 per share or $17,500 in the aggregate.

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

BIRCHTECH CORP.

Dated: November 14, 2024	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

