Form 10-K
period 2024-12-31
Birchtech Corp.
filed 2025-03-31
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

Commission file number: 000-33067

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49,379,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 31, 2025 was 96,228,153.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BIRCHTECH CORP.

i

CERTAIN DEFINED TERMS

As used in this document, unless the context otherwise requires, references to:

“AC” means activated carbon.

“BAC” means brominated powdered activated carbon.

“Birchtech Corp.,” the “Company,” “we,” “us,” and “our” means Birchtech Corp. and its consolidated subsidiaries, or any or all of them, as the context may require.

“EGUs” means electric generating units.

“EPA” means the U.S. Environmental Protection Agency.

“ESP” means electro-static precipitators.

“GAC” means granular activated carbon.

“Hg” means mercury.

“MATS” means Mercury and Air Toxics Standards established by the EPA to limit hazardous air pollutants emitted by coal- and oil-fired power plants.

“MCLs” means maximum contaminant levels.

“MW” means megawatts.

“NOX” means oxides of nitrogen.

“PAC” means powdered activated carbon.

“PFAS” means per-and polyfluoroalkyl substances, which are a group of synthetic chemicals also known as “forever chemicals”.

“PFOS” means perfluorooctane sulfonate, which is a specific type of chemical within the PFAS group.

“SCR” means selective catalytic reduction.

“SDWA” means the U.S. Safe Drinking Water Act enacted in 1974 to protect public drinking water supplies throughout the United States.

“SEA®” means the Company’s proprietary sorbent enhancing additive.

“SOX” means oxides of sulfur.

ii

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”) of Birchtech Corp. (the “Company,” “us,” our”) includes a restatement of the following financial statements (collectively, the “Restated Financial Statements”) as appearing in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2023 and 2022 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30 in each of 2024 and 2023 (collectively, the “Prior Periodic Reports”):

1.

Our consolidated balance sheets as of December 31, 2023 and as of December 31, 2022, our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2023 and December 31, 2022 and the accumulated deficit in our consolidated statements of stockholders’ equity as of December 31, 2023 and January 1, 2023 (see Note 2, “Restatement of Previously Issued Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K); and

2.

Our unaudited condensed consolidated balance sheets as of March 31, June 30 and September 30 in each of 2024 and 2023, our unaudited condensed consolidated statements of operations for the three months ended March 31, the three months and six months ended June 30, and the three months and nine months ended September 30 in each of 2024 and 2023, and our unaudited condensed consolidated statements cash flows for the three months ended March 31, the six months ended June 30, and the nine months ended September 30 in each of 2024 and 2023 (see Note 16, “Restatement of Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Annual Report on Form 10-K).

Restatement Overview

As disclosed by the Company in Item 4.02 of the Form 8-K filed on March 31, 2025, in connection with the preparation of this Annual Report, management identified an error in the previously reported financial statements related to the under recognition of revenue during the year ended December 31, 2022 and, therefore, the Prior Periodic Reports would need to be restated. See, Note 2, “Restatement of Previously Issued Financial Statements” and Note 16, “Restatement of Quarterly Financial Information (Unaudited)” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The Items of this Annual Report on Form 10-K that restate information in the Prior Periodic Reports as a result of the Restated Financial Statements include:

1.	Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

2.	Part II., Item 8., Financial Statements and Supplementary Data.

We have not filed and do not intend to file amendments to our Prior Periodic Reports. Accordingly, investors should rely only on the Restated Financial Statements and related disclosures included in this Annual Report on Form 10-K for the applicable information or in future filings with the SEC (as applicable).

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 or applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements reflect management’s current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

•	changes in general economic and business conditions;
•	risks related to our industry, including regulatory changes and competitive pressures;
•	the loss of major customers;
•	dependence and availability and retention of key suppliers;
•	risks related to advancement in technologies;
•	lack of diversification in the Company’s business;
•	risks related to intellectual property, including the ability to protect intellectual property and the success of any patent litigation;
•	changes in demand for coal as a fuel source for electricity production;
•	development and growth of the Company’s new technologies, particularly in the water treatment market;
•	ability to retain key personnel;
•	share price volatility;
•	the potential that dividends may never be declared; and
•	other factors described in the “Risk Factors” section of this report and in other filings with the U.S. Securities and Exchange Commission or Canadian securities regulators.

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

iv

Item 1. Business.

General

We are a provider of specialty activated carbon technologies, delivering innovative solutions for air and water purification.  We provide patented and proprietary technologies for mercury emissions capture to the coal-fired utility sector, and are developing disruptive water purification technologies with a specialization on forever chemicals such as PFAS and PFOS.

Products and Services

Mercury Emissions

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

Water Treatment

In April 2024, we announced the introduction of our new division to address the potable (drinking) water market with new sorbent technologies under development. These new technologies involve less use of activated carbon and are a much more environmentally friendly approach to water treatment.

AC is a form of carbon that has been processed to have a large surface area and a high degree of porosity. This gives it the ability to adsorb a wide range of substances, making it highly effective at removing particles, toxins and impurities. GAC and similar agglomerated activated carbons (or shaped activated carbons) are a form of activated carbon that is specifically produced in a granular, coarse form, as opposed to powdered or pelletized forms. This granularity allows for better flow through filtration systems, which makes it ideal for use in applications that require a continuous flow of air, water or liquids. GAC is commonly used in water filtration systems, including municipal water treatment plants. It is particularly effective at removing chlorine, organic compounds, pesticides, heavy metals, and other contaminants. Reactivated GAC is spent GAC that has been restored for reuse, making it more sustainable and cost-effective.

Utilizing renewal raw materials allows us to develop and provide shaped activated carbon that can compete with other commercially available GAC options, and provide a superior activated carbon technology to remove contaminants (including PFAS) from potable water. While pending PFAS regulations are projected to significantly increase overall GAC demand, our products are expected to be successfully applied regardless of PFAS regulations reflecting significant competitive advantages (i.e., renewable raw material sources, low arsenic content, and overall performance) to presently available GAC products for the water market. In addition, our product(s) may provide inherent performance advantages such as lower pressure drop relative to existing carbon products in the marketplace today.

We continue to improve our product line with the development of new technologies, supported with two new state of the art laboratories which we opened in 2024, one located in Pennsylvania and the other located in North Dakota.  Both locations were selected to be near our research and development team members.  In addition to supporting the development of new technologies, the laboratories will be able to offer other services such as carbon activation, thermal reactivation, and regeneration, contaminant analysis and carbon evaluations and recommendations.  These labs will enable us to tailor and optimize products for our customers’ needs and assist water utilities in implementing strategies to lower compliance costs, as well as provide a continued path to commercialization of our technologies.

Industry Background and Governmental Regulations

The market for mercury removal from power plant emissions in the United States have largely been driven by federal regulations.

On December 21, 2011, the EPA announced MATS for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including mercury (“Hg”), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by state EPAs where the plant is domiciled) from April 16, 2012 to comply with the new emission limits. The MATS rule applies to EGUs that are larger than 25 MW that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public, and includes investor-owned units, as well as units owned by the federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time of MATS being promulgated, there were approximately 1,250 coal-fired EGUs affected by this rule. Many EGUs have since shut down as a result of regulation and competitive disadvantages to newer or gas-fired EGUs and renewable energy sources (e.g. wind, solar). We believe that at the end of 2024, there are approximately 210 coal-fired EGUs remaining in the power market which make up the large mercury-emissions control market into which we sell.

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

We believe that a large percentage of the coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule, with either the sorbent injection system as the primary removal method or such a system being employed as a supplemental system to SCR/scrubber combinations to achieve the emission limits.

In the United States, potable water treatment is regulated primarily by the EPA under the Safe Drinking Water Act (“SDWA”), which establishes standards to ensure that water is safe for human consumption.  The SDWA was originally passed by Congress in 1974 to protect public health by regulating the nation’s public drinking water supply. The law was amended in 1986 and 1996 and requires many actions to protect drinking water and its sources—rivers, lakes, reservoirs, springs, and ground water wells. (The SDWA does not regulate private wells which serve fewer than 25 individuals.) The SDWA authorizes the EPA to set national health-based standards for drinking water to protect against both naturally-occurring and man-made contaminants that may be found in drinking water. The SDWA covers water quality standards, treatment processes, and monitoring requirements for public water systems.

The EPA has set maximum contaminant levels (“MCLs”) for specific contaminants in drinking water.  These include: microbial contaminants like bacteria, viruses, and protozoa (e.g., E. coli, cryptosporidium); inorganic contaminants like lead, arsenic, and nitrates; organic contaminants like pesticides and solvents; radionuclides like radon and uranium; and, disinfectants and disinfection by-products like chlorine and trihalomethanes (THMs).  Water systems must treat water to meet these MCLs or achieve a level that minimizes the risk to public health.

In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful per-and polyfluoroalkyl substances (“PFAS”), also known as “forever chemicals”.  The Rule sets limits for five individual PFAS: PFOA, PFOS, PFNA, PFHxS, and HFPO-DA (known as GenX Chemicals).  The Rule also sets a hazard index level for two or more of four PFAS as a mixture: PFNA, PFHxS, HFPO-DA, and PFBS.  Under the Rule, public water systems must monitor these PFAS and will have three years to complete initial monitoring (by 2027), followed by ongoing compliance monitoring.  Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027.  Public water systems will have five years (by 2029) to implement solutions that reduce these PFAS if monitoring shows that drinking water levels exceed the MCLs set forth in the Rule. Beginning in five years (2029), public water systems that have PFAS in drinking water which violates one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.

The EPA has indicated that once implemented, these limits will reduce tens of thousands of PFAS-attributable illnesses or deaths and will reduce PFAS exposure for approximately 100 million Americans served by public drinking water systems.

The EPA has indicated that compliance with this Rule is estimated to cost approximately $1.5 billion annually. The Infrastructure Investment and Jobs Act has dedicated $9 billion to help communities impacted by PFAS pollution in drinking water. In addition, another $12 billion in Infrastructure Investment and Jobs Act funding is available to communities to make general drinking water improvements, including addressing PFAS chemicals. Estimated costs include water system monitoring, communicating with customers, and – if necessary – installing treatment technologies.

In addition to the national standards established by the EPA which states are required to implement and enforce, individual states have the authority to impose stricter regulations than those set by the EPA.  Many states have already set their own standards for PFAS, often more stringent than federal standards, in response to the growing public health concerns.  States also run their own monitoring programs and inspections to ensure compliance with federal and state regulations.

Marketing and Our Growth Strategy

Mercury Emissions

Our marketing efforts have principally focused on the North American market to date, and particularly the United States.

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

Our marketing strategy is designed to grow our mercury capture solutions in the North American region by building and maintaining the reputation and trust of our work among its customers – specifically by carrying out successful demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and sustaining our operational performance with EGUs under contract – and developing new, and refining our existing, unique emissions technologies. We believe that by offering proven and innovative service offerings, we can attract more customers and partners to our services, creating a network growth effect. We expect that the continuing pursuit of infringers of our patented technologies will yield further licensing and supply agreements (see “Patent Enforcement” below).

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

Beginning in 2019, we began to actively enforce our patent rights against unauthorized use of our patented technologies, and have since initiated patent litigation in various jurisdictions against multiple infringers, claiming infringement of our patents related to our two-part process for mercury removal from coal-fired power plants. See Part I, Item 3. “Legal Proceedings”.   We view such litigation as a last resort.  Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

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

Water Treatment

Initially, we intend to focus our marketing efforts on municipalities that have limited resources and engineering experience and offer shaped activated carbons (including reactivated GAC), testing and consulting services.

While the initial focus for our water treatment technologies will be on the potable water market, we expect that our technologies will also be valuable for industrial wastewater remediation.  Industrial wastewater is the liquid waste generated by industrial activities, including manufacturing, processing, and production facilities. It often contains pollutants such as organic matter, heavy metals, chemicals, oils, and other contaminants that must be treated before being discharged into the environment or reused.  We believe our water treatment technologies will be well suited to treat such industrial wastewater in an optimal and cost-effective manner.

Additional Business Opportunities

We also maintain a license with respect to certain intellectual property owned by Dakin Holdings Ltd. consisting of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants (the “Dakin IP”).  We believe the Dakin IP can be an effective supplement to our mercury emissions removal business at coal-fired power plants and provide an additional revenue stream utilizing our present infrastructure.  However, there can be no assurance that such license will lead to any significant revenues. For additional information, see Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

We have a patent portfolio relating to mercury removal of 34 granted patents worldwide, consisting of 26 U.S. patents and 8 foreign patents (Canada, Germany, European Patent Office and China) with expiration dates ranging from August 2025 to September 2034.  We believe that our patent position for mercury removal is strong in the U.S. and such other foreign countries.  In addition, in 2024, we filed 2 provisional patent applications in the U.S. relating to water treatment.

Competition

We operate in highly competitive industries that are characterized by a diverse range of participants, including companies that operate in both the mercury capture and water treatment industries.  Our major competitors in the mercury capture and water treatment markets includes companies such as Arq, Inc. (formerly Advanced Emissions Solutions, Inc.), Norit Activated Carbon, Calgon Carbon Corporation, and Nalco Company LLC (also known as Nalco Water, an Ecolab company).  Many of our competitors employ larger sales staff and are well established in the market with greater financial and operational resources. However, in most head-to-head tests with competitor products in the mercury capture market, our SEA® technology has consistently performed better in mercury removal, at lower projected costs. We believe that our SEA® technology is superior to offerings of our competitors and, with our highly experienced staff, we have shown that we can compete effectively in this market.  In the water treatment market, our competitive strategy will focus on delivering tailored and cost-effective water treatment solutions, innovative technologies, and exceptional customer service to meet the specific needs of our clients. While the industry faces ongoing regulatory and technological advancements, we believe our industry expertise and focus on customer relationships will position us to effectively compete and grow within the water treatment market.

Raw Materials

We buy all the raw materials needed to implement our technologies and provide our formulated products from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

Seasonality

Our products and services for mercury capture are connected to the power market. This market has changed over recent years, creating a greater proportional residential load demand. With this shift in demand and load, we have experienced some seasonal changes in billing cycles as our current customer concentration is in the Southwestern United States, where many of our customers decrease capacity in such winter months, unless there are abnormally low temperatures during such winter months. The price and availability of natural gas and renewables can also influence the amount of generation provided by coal-fired plants.

In the water treatment market, we expect there will be a greater demand for our products and services in the summer months when higher temperatures lead to more water usage and warmer temperatures tend to promote algae growth and create ideal conditions for bacteria, viruses and parasites to thrive.

Employees

We currently have 12 full-time and 3 part-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Corporate Information

We were originally incorporated on July 19, 1983 in the State of Utah and subsequently domesticated as a Delaware corporation in February 2007. Effective on October 17, 2024, as part of our rebranding, we changed our corporate name from Midwest Energy Emissions Corp. to Birchtech Corp.

Our wholly owned subsidiary, MES, Inc., was originally incorporated in December 2008 in the State of North Dakota.  Effective on June 21, 2011, we completed a merger transaction (the “Merger”) whereby MES, Inc. (then called Midwest Energy Emissions Corp.) became our wholly owned subsidiary. As a result of the Merger, our business began to focus on the delivery of mercury capture technologies to power plants.

Our mercury emissions business is sometimes referred to and known as “ME2C”® which is a trademark of the Company.

Our principal place of business is located at 1810 Jester Drive, Corsicana, Texas 75109, which location we have maintained for manufacturing and distribution of our products since 2015. Our telephone number is (614) 505-6115. Our corporate website address is http://www.birchtech.com.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our SEC filings are also available on our website at www.birchtech.com.  Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

We are a “smaller reporting company” as defined in the Exchange Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. A company will qualify as a smaller reporting company if either (i) its public float is less than $250 million, or (ii) its revenues as of its most recently completed fiscal year for which audited financial statements are available were less than $100 million and it has no public float or a public float of less than $700 million.

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

Risks Related to Our Company

Demand for our mercury emissions services and products is largely driven by coal consumption by North American electricity power generating plants. Any significant changes that diminish the use of coal as a primary fuel source for electricity production may adversely affect our business.

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

We operate in highly competitive industries that are characterized by a diverse range of participants, including companies that operate in both the mercury capture and water treatment industries.  Our major competitors in the mercury capture and water treatment markets includes companies such as Arq, Inc. (formerly Advanced Emissions Solutions, Inc.), Norit Activated Carbon, Calgon Carbon Corporation, and Nalco Company LLC (also known as Nalco Water, an Ecolab company).  Many of our competitors employ larger sales staff and are well established in the market with greater financial and operational resources.  Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of technical personnel.  If we are unable to maintain our competitive position, we could lose market share to our competitors which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

We have a patent portfolio relating to mercury removal of 35 granted patents worldwide, consisting of 27 U.S. patents and 8 foreign patents (Canada, Germany and China) with expiration dates ranging from August 2025 to September 2034.  While we actively pursue new patents and technological advancements to replace expiring patents, there is no guarantee that future patents will be granted, or that they will be able to provide and/or allow us to maintain the same level of market protection. As a result, we may not be able to successfully protect proprietary aspects of our technology.

With regard to our water treatment technologies, we have to date filed two provisional patent applications in the U.S. relating to water treatment. However, provisional applications do not provide enforceable patent rights unless they are converted into non-provisional applications and successfully granted by the U.S. Patent and Trademark Office. There is no assurance that our pending provisional applications will result in issued patents, or that any patents granted will provide meaningful protection against competitors.

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

On March 1, 2024, following a five-day jury trial, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in our favor against a group of defendants.  Nevertheless, the ultimate success in this litigation against this group of defendants still remains uncertain due to other possible factors including, but not limited to, the results of any post-trial motions and applications, appeals and any collectability issues.

We depend on third-party suppliers for materials needed to implement our technologies; availability of raw materials and volatility in price could impact our results of operations.

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

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

Our business lacks significant diversification and to date has been dependent on the success of our mercury emission control technologies. As a result, we are impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. While we are in the process of developing new technologies, particularly in the water treatment market, no assurance can be made that any such new technologies currently under development will be commercialized or result in a significant revenue stream.

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

Substantially all of our revenues to date have been generated under contracts or blanket purchase orders which expire periodically or which must be frequently renegotiated, extended, or replaced. Whether these contracts or blanket purchase orders are renegotiated, extended, or replaced is often subject to factors that may be beyond our control, including an extremely competitive marketplace for the services we offer. We cannot assure you that the costs and pricing of our services can remain competitive in the marketplace or that we will be successful in renegotiating our contracts and blanket purchase orders.

Business interruptions could significantly disrupt our operations and could have a material adverse impact on us.

Our operations, and those of our suppliers, and other contractors and consultants, could be subject to geopolitical events, natural disasters, power and other infrastructure failures or shortages, public health pandemics or epidemics, extreme weather events, including hurricanes, wildfires and prolonged droughts, and other natural or man-made disasters or business interruptions.  Any of such occurrences may disrupt our operations, damage our facilities, affect our supply chains, disrupt our workforce, and impact our business relationships with other third parties.  Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

We are subject to the requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming, or costly and may also place undue strain on our personnel, systems, and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting was not effective as of December 31, 2024. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout the rest of 2025 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Further, investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future. Relatedly, if we fail to remediate any such material weakness in the future, we may not be able to accurately report our financial condition or results of operations.

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

Possible inability to continue as a going concern.

Based on our current cash levels and burn rate, amongst other things, we believe our cash and financial resources may be insufficient to meet our anticipated needs for the next twelve months, which raises substantial doubt about our ability to continue as a going concern within one year from the issuance date of the financial statements included elsewhere in this Annual Report. The financial statements included elsewhere in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements are issued.

In addition to maintaining the revenue stream from our legacy mercury emissions control business, our plans and expectations over the next twelve months to mitigate such financial condition include receiving additional cash inflows from the judgment expected in connection with the $57.1 million jury verdict awarded to us in March 2024, additional licensing revenues and product sales from the other patent litigation recently commenced, and revenues from our entry into the water treatment business. During 2024, we opened two new state of the art laboratories and have added personnel to support our entry into the water business which we believe will lead to a vibrant new revenue stream. In addition, management is exploring additional financing opportunities.  While management believes these plans will alleviate substantial doubt, there is no assurance that they will be successfully realized or implemented.

Our board of directors concluded in 2025 that we needed to restate previously issued financial statements as a result of a change in accounting for a certain license agreement.

On March 28, 2025, our board of directors, along with our audit committee and with management and, following dialogue with our auditors, concluded that our previously issued financial statements for the periods ended December 31, 2023 and 2022 included in the Company’s Annual Reports of Form 10-K, March 31, 2024, June 30, 2024, and September 30, 2024, March 31, 2023, June 30, 2023, and September 30, 2023, included in the Company’s Quarterly Reports of Form 10-Q, should no longer be relied upon as a result of the change in accounting for a certain license agreement. We concluded that the Company should have recognized the entire proceeds receivable pursuant to the agreement as revenue during the year ended December 31, 2022.  The Company should also have recognized the financing component of the licensing agreement during the fiscal years ended December 31, 2023 and 2024. Such restatement could cause uncertain sentiment in the investment community.

Risks Related to Regulation

Any significant changes in environmental regulations related to mercury emissions and potable water treatment could have a major impact on us.

Our business relies heavily on environmental regulations governing emissions from coal-fired power plants and regulations related to water treatment.  In the United States, the Mercury and Air Toxics Standards (MATS) rule, issued by the U.S. Environmental Protection Agency (EPA) in 2011, is intended to reduce air emissions of heavy metals, including mercury (“Hg”), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S.  Potable water treatment is regulated primarily by the EPA under the Safe Drinking Water Act (“SDWA”), which establishes standards to ensure that water is safe for human consumption.   In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful per-and polyfluoroalkyl substances (“PFAS”), also known as “forever chemicals”.  The Rule sets limits for five individual PFAS: PFOA, PFOS, PFNA, PFHxS, and HFPO-DA (known as GenX Chemicals).  Any changes, rollbacks or delays in these regulations could significantly impact the Company’s financial performance and growth prospects.

Since being enacted, the MATS Rule has been subject to legal challenges which may continue.

Since being enacted in 2011, the MATS regulation has been subject to legal challenge.  In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is "appropriate and necessary" to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after a consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants.  In May 2020, the EPA, then under the first Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous but left the MATS rule in place.  Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters including the withdrawal of the May 2020 “appropriate and necessary” determination, for conformity with Biden Administration environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding.  On April 3, 2023, the EPA issued a proposal to strengthen and update MATS.  The newly inaugurated second Trump Administration has indicated potential shifts in environmental policies, which may include revisiting existing regulations such as MATS. In this regard, on March 12, 2025, the newly appointed EPA administrator under the Trump Administration announced plans to roll back dozens of environmental regulations including the reconsideration of the MATS regulation.

The results of the 2024 United States presidential election has created regulatory uncertainty.

The outcome of the 2024 U.S. presidential election has introduced significant uncertainty regarding future environmental regulations, particularly those affecting mercury emissions from power plants. The newly inaugurated administration has signaled potential shifts in environmental policy, including possible rollbacks of existing regulations and changes in enforcement priorities.  For instance, if the administration weakens or repeals the MATS Rule, such regulatory changes could materially impact our operations.  In addition, any weakening, rollback, or delayed implementation of PFAS-related regulations could reduce demand for our water treatment technologies, testing services, or remediation solutions, negatively impacting our growth prospects.

Uncertainty of and variability in international environmental regulations could restrict our ability to expand outside of the United States.

While the focus of our business has been North America, and particularly the United States, in order to expand our business internationally, we would expect that more restrictive international environmental regulations will need to be enacted for the purpose of mercury control from power plant emissions.  In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. Specific emissions limits are being developed by the European Union, although the timing of any enactment of such is uncertain.  With regard to business opportunities in China and other Asian countries, there currently exists no specific mandate for mercury capture that requires specific control technology, such as we offer.  Any delay in enactment of more restrictive international regulations or the lack thereof could restrict any efforts and our ability to attract business in Europe and Asia for our emissions technologies.

With regard to our water treatment technologies, we intend to focus on the U.S. market.  In the event we seek to expand our water treatment business internationally, we will face a complex array of international water treatment regulations, which vary significantly across countries and may be subject to frequent changes.  This regulatory variability introduces uncertainty and potential compliance challenges should we seek to expand globally.

 Risks Associated with our Common Stock

There is a limited trading market for our common stock.

Our common stock is currently traded in Canada on the Toronto Stock Exchange (“TSX”) under the symbol “BCHT” and is quoted in the United States on the OTCQB operated by OTC Markets Group Inc. under the symbol “BCHT”.  Historically, the trading volume for our common stock has been limited.  Accordingly, investors may find it more difficult to buy and sell our shares.  These factors may have an adverse impact on the trading and price of our common stock.

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

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this "Risk Factors" section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

•	the results of operating and financial performance and prospects of other companies in our industry;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	announcements of innovations, increased service capabilities, new or terminated customers, or new, amended, or terminated contracts by our competitors;
•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in our industry or about the market for coal-fired power in the U.S. or abroad;
•	changes in government policies in the United States and in foreign countries, if we are able to derive significant business outside of the United States;
•	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	any lawsuit involving us, our services, or our products;
•	arrival and departure of key personnel;
•	sales of common stock by us, our investors or members of our management team; and
•	changes in general market, economic and political conditions in the United States, and global economies or financial markets, including those resulting from natural or man-made disasters.

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

If we cannot continue to satisfy the continued listing requirements, of the TSX, our securities may be delisted from the TSX, which could negatively impact the price of our securities and your ability to sell them.

On July 20, 2023, our shares of common stock began to trade on the TSX Venture Exchange (“TSXV”).  On October 9, 2024, we received conditional approval to list our shares on the TSX and graduate from the TSXV to the TSX, and on November 12, 2024, our shares commenced trading on the TSX.  We cannot assure you that our securities will continue to be listed on the TSX.  In order to maintain our listing on the TSX, we will be required to comply with certain rules of the TSX, including those regarding a minimum public float, and various additional requirements. We may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the TSX criteria for maintaining our listing, our securities could be subject to delisting from the TSX.

If the TSX subsequently delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;
•	reduced liquidity with respect to our securities;
•	limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Potential future sales pursuant to Rule 144.

Many of the shares of our common stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the United States Securities Act of 1933, as amended. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances, sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the price of our common stock.

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

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Based on our small size and limited number of employees and consultants, we rely extensively on information technology systems managed by third party major service providers to securely process, store and transmit our data to conduct business. Our employees and consultants utilize end point security tools, such as firewalls and anti-virus protection, to protect our data. To date, we have not engaged any assessors, consultants, auditors or other third parties in connection with our risk management system or processes, and believe that, given our size, our current approach to manage cybersecurity risks is adequate.

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

Governance

Our Executive Vice President of Operations oversees risks of cybersecurity threats and will report, as necessary, to the Board of Directors, including promptly reporting any cybersecurity incidents that may pose a significant risk to us. To date, our Executive Vice President of Operations has not had to report any cybersecurity incidents to the Board. Our Executive Vice President of Operations has over 25 years of experience in the industry and has overseen the day-to-day operations of the Company for over 10 years. Among other things, he has been responsible for day-to-day access management, network security and data protection solutions. Our Board of Directors has oversight of management to eliminate cybersecurity risks.

Item 2. Properties.

We lease a warehouse in Corsicana, Texas consisting of approximately 20,000 square feet which we use for manufacturing and distribution of our products. As of December 2019, we relocated our corporate headquarters to such location which corporate headquarters prior thereto were maintained in Lewis Center, Ohio. Such lease in Corsicana, Texas expires March 31, 2029.

Since August 2024, we have leased laboratory space in Grand Forks, North Dakota, and since November 2024, we have leased additional laboratory space in State College, Pennsylvania.  Each lease has a three-year term, with an option to extend for an additional term of three years.  Such laboratories are used for research and development and will be able to offer other services such as carbon activation, thermal reactivation, and regeneration, contaminant analysis and carbon evaluations and recommendations.

Item 3. Legal Proceedings.

On July 17, 2019, we initiated patent litigation against certain defendants in the U.S. District Court for the District of Delaware for infringement of certain United States patents owned by the Company. These patents relate to our two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. Named as defendants in the lawsuit were (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States. In the lawsuit, we allege that each of the defendants has willfully infringed certain of our patents and seek unspecified damages, attorneys’ fees, costs and injunctive relief.

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

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Following the trial, various post-trial motions and applications were made by the parties.  We are awaiting rulings from the Court.

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

Effective as of October 8, 2024, we entered into agreement with one of the utilities and an affiliated entity named as defendants in the patent infringement lawsuit commenced by the Company in July 2024 in the U.S. District Court in Arizona (the “Arizona Action”). Such agreement provides such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee which has been received by us, and provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant. Such lawsuit will continue against the other non-affiliated defendants named in the Arizona Action.

On December 17, 2024, a United States Judicial Panel on Multidistrict Litigation ordered that the above three patent infringement lawsuits be consolidated and centralized in the Southern District of Iowa (the “Transfer Order”).

Effective as of January 7, 2025, we entered into agreement with another one of the utilities named as a defendant in the Arizona Action. Such agreement provides such party and its affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee which has been received by us, and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

In January 2025, we commenced another patent infringement lawsuit against four defendants in the U.S. District Court for the Western District of Missouri.  Such lawsuit claims infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies. Named as defendants in the action are Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc.  In the lawsuit, we request a trial by jury against the defendants and seek damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement.  In February 2025, such lawsuit was consolidated with and transferred to the Southern District of Iowa pursuant to the Transfer Order.

In January and February 2025, certain of the defendants in the patent infringement lawsuits which have been consolidated and centralized in the Southern District of Iowa filed petitions for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate certain claims to the patents which are subject to the litigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our shares of common stock are quoted on the OTCQB operated by OTC Markets Group Inc. under the symbol “BCHT”, and are traded on the Toronto Stock Exchange (“TSX”) also under the symbol “BCHT”.  We began trading on the TSX on November 12, 2024.  Between July 10, 2023 and November 12, 2024, our shares of common stock were traded on the TSX Venture Exchange (“TSXV”).  Prior to October 17, 2024, our shares of common stock were quoted and traded under the symbol “MEEC”.  Effective on October 17, 2024, we changed our corporate name from Midwest Energy Emissions Corp. to Birchtech Corp. As it relates to the OTCQB, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

We purchased no equity securities during year ended December 31, 2024, and have no program in place at the present time to buy any equity securities in the future.

Holders

As of March 31, 2025, there were 385 stockholders of record of our common stock. The number of holders of record does not include holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers or other nominees.  The approximate number of beneficial stockholders is estimated to be 2,500.

Dividends

We have not declared any cash dividends to date and have no current plan to do so in the foreseeable future.

Transfer Agent

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, Oregon 97214.  The co-transfer agent and registrar for our common stock in Canada is TSX Trust Company at its offices in Toronto, Ontario, Canada.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information, as of December 31, 2024, with respect to each equity compensation plan under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders, terminated	100,000	$1.20	0
Equity compensation plans approved by security holders	9,200,000	$0.57	5,741,306
Total	9,300,000	$0.58	5,741,306

Equity Incentive Plans

On July 3, 2023, the Board approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plan.  Stockholder approval was obtained on December 5, 2023.  On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan which amendments were made in connection with the listing of the Company’s shares on the TSX and graduation from the TSXV to the TSX.

The following is a brief description of the material features of the 2014 Plan and 2017 Plan as of the date of this report. The description below is qualified in its entirety by reference to the full text of the 2014 Plan and 2017 Plan.

2014 Plan

The 2014 Plan was first approved by the Board of Directors on January 10, 2014. The 2017 Plan replaced the 2014 Plan, which was terminated by the Board of Directors on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. As of December 31, 2024, 100,000 options (representing 0.10% of the issued and outstanding shares) and no other types of award were outstanding under the 2014 Plan.

The 2014 Plan is administered by the Board, or it may be administered by a committee of the Board comprised of no fewer than two members of the Board. Eligible participants under the 2014 Plan include officers, employees of, or consultants to, the Company or any of its subsidiaries, or any person to whom an offer of employment is extended, or any person who is a non-employee director of the Company.

Options granted under the 2014 Plan may (i) qualify as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) not qualify as ISOs, or (iii) both. To qualify as an ISO, an Option must meet certain requirements set forth in the Code. The term of each Option is fixed by the Board and may not exceed ten years from the date the Option is granted.

The Board may determine and provide in the applicable award agreement that vesting or other terms of an award may be accelerated in the event of change of control (as defined in the 2014 Plan) of the Company, subject to stockholder approval if required by applicable stock exchange listing rules. In the event of any merger, reorganization, consolidation, recapitalization, share dividend, share split, combination of shares or other change in the Company’s corporate structure affecting the shares, an adjustment or substitution may be made as approved by the Board.

Awards under the 2014 Plan are non-assignable and non-transferable, except by will or by the laws of descent and distribution and pursuant to beneficiary designations for rights, payments or other benefits following a participant’s death. If a participant ceases to be employed or engaged with the Company, the participant’s awards will expire 12 months after cessation resulting from death, disability or retirement, or 90 days after cessation resulting from a termination by the Company without cause or for any other reason. If a participant’s employment with the Company is terminated for cause, all rights to any further payments, vesting or exercisability with respect to any award terminate immediately.

The Board may amend or modify the 2014 Plan and any award under the 2014 Plan, provided that amendments will be subject to stockholder approval where required by applicable stock exchange listing rules or if the Board otherwise deems necessary or advisable. Any amendment or modification that adversely affects any award requires the consent of the participant.

2017 Plan

The 2017 Plan was adopted by the Board on February 9, 2017. The 2017 Plan will terminate on the tenth anniversary of the date of its initial adoption by the Board, unless earlier terminated by the Board. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock. Since July 3, 2023, the foregoing limit increased to a total of 3,425,000 shares of common stock at December 31, 2024 as a result of the expiration or forfeiture of awards under the 2014 Plan subsequent to July 3, 2023.  As at December 31, 2024, there were 9,200,000 options and 50,000 RSUs outstanding under the 2017 Plan (representing 9.61% of the issued and outstanding shares, and 5,741,306 shares of common stock (representing 5.97% of the issued and outstanding shares) available for future grant under the 2017 Plan.

Administration.  The 2017 Plan is administered by the Board (the “Administrator”). Subject to the policies of the TSX, the Administrator has full authority to determine who will receive awards and to determine the types of awards to be granted as well as the amounts, terms, and conditions of any awards. Each award shall be evidenced by a written or electronic award agreement in the form approved by the Administrator and, if required by the Administrator, executed by the recipient of the award. Awards shall vest at such time or times and subject to such terms and conditions as shall be determined by the Administrator at the time of grant. The Administrator has the right to determine any questions that may arise regarding the interpretation and application of the provisions of the 2017 Plan and to make, administer, and interpret such rules and regulations as it deems necessary or advisable. Determinations of the Administrator made under the 2017 Plan are conclusive and bind all parties.

Eligibility.  Eligible recipients under the 2017 Plan include the Company’s officers, directors, employees, and consultants of the Company or one of its subsidiaries. Investor relations service providers may not receive any awards other than options.

Stock Options.  Stock options granted under the 2017 Plan may be ISOs within the meaning of Section 422 of Code, or nonqualified stock options (“NSOs”) which are not intended to qualify as incentive stock options. The award agreement for a stock option will indicate if the stock option is intended as an ISO; otherwise it will be deemed to be an NSO. To qualify as an ISO, a stock option must meet certain requirements set forth in the Code. The per share exercise price of a stock option granted under the 2017 Plan shall not be less than the greater of (a) 100% of the Fair Market Value (as defined in the 2017 Plan) of a share of common stock on the date the stock option is granted and (b) the minimum price permitted by the rules and policies of any stock exchange on which the shares of common stock are then listed, except that with respect to an incentive stock option granted to a person who, at the time of grant, owns more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the Fair Market Value of the Company’s common stock on the date of grant.

Stock Appreciation Rights.  The Administrator may grant Stock Appreciation Rights, or SARs, under the 2017 Plan. A SAR entitles the holder upon exercise to receive an amount in cash or common stock or a combination thereof (as determined by the Administrator) computed by reference to appreciation in the value of a share of common stock above a base amount which may not be less than fair market value on the date of grant.

Restricted Shares Units.  A restricted share unit, or “RSU”, represents the right to receive on the respective scheduled vesting or payment date for such RSU, one share of common stock. An award of RSUs may be subject to the attainment of specified performance goals or targets, forfeitability provisions and such other terms and conditions as the Administrator may determine, subject to the provisions of the 2017 Plan. Subject to the restrictions imposed under the terms and conditions of the 2017 Plan and the applicable award agreement, each recipient of a RSU shall have no rights as a stockholder with respect to such RSU until such time as shares of common stock are issued to the recipient.

Performance Awards.  The Administrator may also make awards subject to the satisfaction of specified performance criteria. Performance awards may consist of common stock or cash or a combination of the two. The performance criteria used in connection with a particular performance award will be determined by the Administrator.

General Provisions Applicable to All Awards.  Unless otherwise expressly provided in (or pursuant to) the 2017 Plan and permitted by applicable law and the rules and policies of any stock exchange on which the shares of common stock are then listed (including the TSX), no awards may be assigned or transferred other than by will or by the laws of descent and distribution. During a recipient’s lifetime an ISO and, except as the Administrator may provide, other non-transferable awards requiring exercise may be exercised only by the recipient. Shares delivered under the 2017 Plan may consist of either authorized but unissued or treasury shares. The number of shares delivered upon exercise of a stock option is determined net of any shares transferred by the optionee to the Company (including through the holding back of shares that would otherwise have been deliverable upon exercise) in payment of the exercise price or tax withholding.

Subject to the terms of the 2017 Plan and the rules and policies of any stock exchange (including the TSX) on which the shares of common stock are then listed, awards may be exercised by a reduction in the number of shares otherwise deliverable pursuant to the award (a “net exercise”) or pursuant to a “cashless exercise” with a third party who provides financing for the purposes of (or who otherwise facilitates) the purchase or exercise of awards. Any award granted or issued to a participant who is a director, officer, employee, consultant or management company employee must expire no later than twelve (12) months following the date the participant ceases to be an eligible participant under the 2017 Plan.

Limitations on Awards.  Except where permitted by the policies of the TSX (including, without limitation, upon obtaining any disinterested stockholder approval required therefor) and so long as the shares of common stock are listed on the TSX, the aggregate number of shares of common stock:

(a)

Issuable to any one participant (and any companies wholly owned by such participant), pursuant to awards granted or issued in any twelve (12) month period under the 2017 Plan and all of the Company’s other security-based compensation arrangements, shall not exceed five percent (5%) of the number of issued and outstanding shares of common stock at the date the award is granted;

(b)

Issuable to any one consultant, pursuant to awards granted or issued in any twelve (12) month period under the 2017 Plan and all of the Company’s other security-based compensation arrangements, shall not exceed two percent (2%) of the number of issued and outstanding shares of common stock at the time the award is granted to the said consultant under the 2017 Plan;

(c)

Issuable to all investor relations service providers, pursuant to awards granted or issued in any twelve (12) month period under the 2017 Plan and all of the Company’s other security-based compensation arrangements, shall not exceed two percent (2%) of the number of issued and outstanding shares of common stock at the time of any grant of an award under the 2017 Plan to an investor relations service provider;

(d)

Issuable to insiders of the Company (as a group), pursuant to awards granted or issued under the 2017 Plan and all of the Company’s other security-based compensation arrangements, shall not exceed ten percent (10%) of the number of issued and outstanding shares of common stock at any time; and

(e)

Issued to all insiders of the Company (as a group), pursuant to awards granted or issued in any twelve (12) month period under the 2017 Plan and all of the Company’s other security-based compensation arrangements, shall not exceed ten percent (10%) of the number of issued and outstanding shares of common stock at the time of any grant of an award under the 2017 Plan to an insider.

Furthermore, no award granted under the 2017 Plan, other than options, may vest before the date that is one year following the date of grant or issue.  In accordance with TSX policies, and subject to TSX approval to the contrary, and provided that the shares of common stock are then listed on the TSX, options granted to investor relations service providers must vest (and not otherwise be exercisable) in stages over a minimum of twelve (12) months as provided in the 2017 Plan.

Change in Control.   In the event of a Change in Control (as defined in the 2017 Plan), each then-outstanding option and SAR shall automatically become fully vested, all restricted shares then outstanding shall automatically fully vest free of restrictions, and each other award granted under the 2017 Plan that is then outstanding shall automatically become vested and payable to the holder of such award unless the Administrator has made appropriate provision for the substitution, assumption, exchange, or other continuation of the award pursuant to the Change in Control. Notwithstanding the foregoing, the Administrator, in its sole and absolute discretion, may choose (in an award agreement or otherwise) to provide for full or partial accelerated vesting of any award upon a Change in Control.

Amendment.  Subject to obtaining the necessary regulatory approvals or stockholder approval (including, where applicable, disinterested stockholder approval) as required pursuant to the rules and policies of the TSX, as in effect from time to time, so long as the shares of common stock are listed on the TSX, the Board may at any time terminate or, from time to time, amend, modify, or suspend the 2017 Plan, in whole or in part, and the Administrator may amend any outstanding award for any purpose which may at the time be permitted by law. The Administrator may not, however, alter the terms of an award so as to affect adversely the recipient’s rights under the award without the recipient’s consent, unless the Administrator expressly reserved the right to do so at the time of the award. Disinterested stockholder approval must be obtained for any reduction in the exercise price of a stock option, or the extension of the term of a stock option, if the participant is an insider of the Company at the time of the proposed amendment.

Termination of Awards.  For stock options or SARs, unless the award agreement provides otherwise, the exercise period will expire: (i) three (3) months after the last day that the participant is employed by or provides services to the Company; (ii) where termination is due to death or disability, twelve (12) months after the last day that the participant is employed by or provides services to the Company; or (iii) immediately upon a participant’s termination for cause. Unless the award agreement provides otherwise, RSUs that are subject to restrictions at the time that a participant’s employment or service is terminated shall be forfeited to the Company. The Administrator will, in its absolute discretion, determine the effect of all matters and questions relating to a termination of employment.

Annual Burn Rate

The following table sets forth the annual burn rate of awards granted under the 2017 Plan for the last three fiscal years.  The annual burn rate is the number of securities granted under the 2017 Plan during the applicable year divided by the weighted average number of shares of common stock outstanding for the applicable fiscal year.

	2022	2023	2024
Weighted Average Number of Shares Outstanding	90,025,209	97,452,397	95,290,548
Awards Granted under the 2017 Plan	1,200,000	500,000	1,050,000
Annual Burn Rate – 2017 Plan	1.33%	0.51%	1.10%

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

Unless indicated otherwise, references in this discussion and analysis to the “Company,” “we,” “us,” or “our” refer collectively to Birchtech Corp. (formerly Midwest Energy Emissions Corp.) and its consolidated subsidiaries.

Restatements of Previously Issued Consolidated Financial Statements

As described in Note 2—Restatement of Previously Issued Financial Statements, for the period ended December 31, 2024, management identified an error in the previously reported financial statements related to the under recognition of revenue during the year ended December 31, 2022. The Company entered into a license agreement for which it should have recognized the entire proceeds receivable pursuant to the agreement as revenue during the year ended December 31, 2022. The Company should also have recognized the financing component of the licensing agreement during the fiscal years ended December 31, 2023 and 2024. As a result, the consolidated financial statements appearing elsewhere in this report reflect this restatement.

Overview

Business Operations

We are a provider of specialty activated carbon technologies, delivering innovative solutions for air and water purification.  We provide patented and proprietary technologies for mercury emissions capture to the coal-fired utility sector, and are developing disruptive water purification technologies with a specialization on forever chemicals such as PFAS and PFOS.

Mercury Emissions

We provide mercury capture solutions driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.  We design systems and materials tailored and formulated specifically to each customer’s coal-fired units.  Our mercury removal technologies and systems will achieve mercury removal levels which meet or exceed the 2012 Coal- and Oil-Fired Electric Utility Steam Generating Units National Emission Standards for Hazardous Air Pollutants, as revised, known as the MATS, requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.  North America is currently the largest market for our emissions technologies.

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

Beginning in 2019, we began to actively enforce our patent rights against unauthorized use of our patented technologies, and have since initiated patent litigation in various jurisdictions against multiple infringers, claiming infringement of our patents related to our two-part process for mercury removal from coal-fired power plants. We view such litigation as a last resort.  Our goal and overall strategy is to convert infringers to our supply chain of sorbent products for mercury removal, or otherwise license our patents to them on a non-exclusive basis in connection with their respective coal-fired power plants.

Water Treatment

In April 2024, we announced the introduction of our new division to address the potable (drinking) water market with new sorbent technologies under development. These new technologies involve less use of activated carbon and are a much more environmentally friendly approach to water treatment.

AC is a form of carbon that has been processed to have a large surface area and a high degree of porosity. This gives it the ability to adsorb a wide range of substances, making it highly effective at removing particles, toxins and impurities. GAC and similar agglomerated activated carbons (or shaped activated carbons) are a form of activated carbon that is specifically produced in a granular, coarse form, as opposed to powdered or pelletized forms. This granularity allows for better flow through filtration systems, which makes it ideal for use in applications that require a continuous flow of air, water or liquids. GAC is commonly used in water filtration systems, including municipal water treatment plants. It is particularly effective at removing chlorine, organic compounds, pesticides, heavy metals, and other contaminants. Reactivated GAC is spent GAC that has been restored for reuse, making it more sustainable and cost-effective.

Utilizing renewal raw materials allows us to develop and provide shaped activated carbon that can compete with other commercially available GAC options, and provide a superior activated carbon technology to remove contaminants (including PFAS) from potable water. While pending PFAS regulations are projected to significantly increase overall GAC demand, our products are expected to be successfully applied regardless of PFAS regulations reflecting significant competitive advantages (i.e., renewable raw material sources, low arsenic content, and overall performance) to presently available GAC products for the water market. In addition, our product(s) may provide inherent performance advantages such as lower pressure drop relative to existing carbon products in the marketplace today.

While the initial focus for our water treatment technologies will be on the potable water market, we expect that our technologies will also be valuable for industrial wastewater remediation.  Industrial wastewater is the liquid waste generated by industrial activities, including manufacturing, processing, and production facilities. It often contains pollutants such as organic matter, heavy metals, chemicals, oils, and other contaminants that must be treated before being discharged into the environment or reused.  We believe our water treatment technologies will be well suited to treat such industrial wastewater in an optimal and cost-effective manner.

Other Recent Developments

On February 27, 2024, and pursuant to a Debt Restructuring Agreement entered into on such date with AC Midwest Energy LLC (“AC Midwest”), we made an approximate $9.0 million principal payment against an approximate $13.2 million unsecured note held by AC Midwest Energy LLC (“AC Midwest”) and repaid in full the remaining principal balance of approximately $272,000 due on a secured note held by AC Midwest.  As part of the restructuring, we negotiated a reduction in the profit participation preference held by AC Midwest from approximately $17.7 million to $7.9 million (the “Restructured Profit Share”).  Such Restructured Profit Share is “non-recourse” and shall only be paid from net litigation proceeds from claims relating to our intellectual property.  In addition, pursuant to the Debt Restructuring Agreement, in March 2024, we were able to facilitate the private sale of certain shares of common stock held by AC Midwest and received a $960,000 credit toward the remaining balance due on the unsecured note.  In August 2024, we repaid in full the remaining principal balance of approximately $3.2 million due on the unsecured note held by AC Midwest.  As a result, the only remaining debt obligation to AC Midwest is the “non-recourse” Restructured Profit Share.

Following a five-day trial, on March 1, 2024, we were awarded a $57.1 million patent infringement verdict by a federal jury in the U.S. District Court for the District of Delaware against a remaining group of defendants in the lawsuit commenced by us in 2019.  Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Following the trial, various post-trial motions and applications were made by the parties.  We are awaiting rulings from the Court.

In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful per-and polyfluoroalkyl substances (“PFAS”), also known as “forever chemicals”.  The Rule sets limits for five individual PFAS: PFOA, PFOS, PFNA, PFHxS, and HFPO-DA (known as GenX Chemicals).  The Rule also sets a hazard index level for two or more of four PFAS as a mixture: PFNA, PFHxS, HFPO-DA, and PFBS.  Under the Rule, public water systems must monitor these PFAS and will have three years to complete initial monitoring (by 2027), followed by ongoing compliance monitoring.  Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027.

In May 2024, we announced the appointment of David Mazyck to head our new division to address the potable (drinking) water market with new sorbent technologies under development.

In addition, in May 2024, we announced the appointment of Dennis Baranik as Director of National Sales. Mr. Baranik will oversee product sales and IP licensing in the Company’s core business for mercury emissions capture as well as support both product and business development for the water market.

In July 2024, we commenced three patent infringement lawsuits against 14 defendants, including coal-fired power utilities, in three separate U.S. District Courts in Arizona, Iowa and Missouri. In January 2025, we commenced another patent infringement lawsuit against four defendants in the U.S. District Court for the Western District of Missouri.  Such lawsuit claims infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies.  The United States Judicial Panel on Multidistrict Litigation has ordered that such patent infringement lawsuits be consolidated and centralized in the Southern District of Iowa.

Effective as of October 8, 2024, we entered into agreement with one of the utilities and an affiliated entity named as defendants in the patent infringement lawsuit commenced by the Company in July 2024 in Arizona. Such agreement provides such parties and their affiliates with a non-exclusive license to certain Company patents for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee and provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant.

Effective as of January 7, 2025, we entered into agreement with another one of the utilities named as a defendant in the Arizona action. Such agreement provides such party and its affiliates with a non-exclusive license to certain Company patents for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

In January 2025, we commenced another patent infringement lawsuit against four defendants in the U.S. District Court for the Western District of Missouri.  Such lawsuit claims infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies. Named as defendants in the action are Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc.  In the lawsuit, we request a trial by jury against the defendants and seek damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement.  In February 2025, such lawsuit was consolidated with and transferred to the Southern District of Iowa.

Effective on October 17, 2024, as part of our rebranding, we changed our corporate name from Midwest Energy Emissions Corp. to Birchtech, Inc. pursuant to a certificate of amendment to our certificate of incorporation filed with the State of Delaware, and on October 17, 2024 our common stock commenced trading under the ticker symbol “BCHT”.

On October 9, 2024, we received conditional approval to list our shares of common stock on the Toronto Stock Exchange (“TSX”) and graduate from the TSX Venture Exchange (“TSXV”) to the TSX.  On November 12, 2024, our shares commenced trading on the TSX under the ticker symbol “BCHT”.

Results of Operations

Revenues

We generated revenues of approximately $17,406,000 and $17,625,000 (as restated) for the years ended December 31, 2024 and 2023, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $14,482,000 and $17,093,000 for the years ended December 31, 2024 and 2023, respectively. Revenues can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The decrease in revenues from the prior year was primarily due to the mix of plants running in 2024 resulting in decreased product revenues for 2024 compared to the prior year, offset by an increase in licensing revenues for 2024 compared to 2023.

Licensing revenues were approximately $2,808,000 and $388,000 (as restated) for the years ended 2024 and 2023, respectively. Such increase was primarily due to a new licensing agreement which was entered into in 2024 with a utility.

Equipment sales and other revenues for the years ended December 31, 2024 and 2023 were approximately $116,000 and $145,000, respectively. This decrease was primarily due to a decrease in demonstrations and consulting revenues offset by an increase in equipment sales revenues in 2024 compared to 2023.

Cost of Sales

Cost of sales were approximately $10,305,000 and $12,172,000 for the years ended December 31, 2024 and 2023, respectively. The decrease in cost of sales of approximately $1,867,000 was primarily attributable to decreased product sales in 2024 compared to the prior year, together with a decrease in the Company’s cost of carbon in 2024 compared to 2023.

Gross Profit

Gross profit was approximately $7,101,000 and $5,453,000 (as restated) for the years ended December 31, 2024 and 2023, respectively.  This increase in gross profit of approximately $1,648,000 was primarily due to higher licensing revenues in 2024 compared to 2023, which typically carry higher margins than product sales, thus contributing to the overall improvement in gross profit.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and an impairment loss of $43,000 in 2024 and SG&A and an impairment loss of approximately $220,000 in 2023.  SG&A expenses were approximately $14,216,000 and $14,207,000 for the years ended December 31, 2024 and 2023, respectively.  Although total SG&A expenses were largely unchanged in 2024 compared to the prior year, there were significant variances in individual categories. Increases in salaries and wages, including bonus compensation and engagement of new senior personnel, increases in Board fees and increased stock-based compensation, were largely offset by reduced professional fees in 2024 compared to 2023.  The decrease in professional fees was mainly due to two settlement agreements reached in the fourth quarter of 2023 with various defendants in our patent litigation. These agreements led to significant legal fees paid in 2023 to the patent litigation firm handling the cases, with no comparable expenses incurred in 2024.

Operating Loss

Our operating loss was approximately $7,158,000 and $8,973,000 (as restated) for the years ended December 31, 2024 and 2023, respectively. Such decrease in operating loss was primarily due to our increased gross profit in 2024 compared to 2023 coupled with total operating expenses remaining relatively unchanged from year to year.

Other Income (Expense)

During the years ended December 31, 2024 and 2023, we had income from legal claims of $0 and approximately $27,608,000, respectively. The income from legal claims in 2023 consisted of two settlement agreements reached in the fourth quarter of 2023 with various defendants in our patent litigation.

Interest expense related to the financing of capital was approximately $267,000 and $1,362,000 for the years ended December 31, 2024 and 2023, respectively. The approximate breakdown of interest expense for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2024	2023

Interest expense on notes payable	$4,000	$24,000
Other interest expense	21,000	2,000
Amortization of discount of notes payable	242,000	1,336,000

	$267,000	$1,362,000

Loss on change in fair value of profit share liability were approximately $3,959,000 and $11,210,000 for the years ended December 31, 2024 and 2023, respectively.  The change is primarily attributed to the modification of the terms of the profit share liability (see Note 8 to the consolidated financial statements).

Net Income (Loss)

For the year ended December 31, 2024, we had a net loss of approximately $10,802,000 compared to net income of approximately $5,668,000 (as restated) for the year ended December 31, 2023. Such change was primarily due to no income from legal claims in 2024 compared to $27,608,000 in 2023, offset by an increase in gross profit in 2024 compared to 2023, and a decrease in the loss on change in fair value of profit share recognized in 2024 compared to 2023.

Liquidity and Capital Resource

We had approximately $3,456,000 in cash on our balance sheet at December 31, 2024 compared to approximately $20,940,000 at December 31, 2023. Total current assets were approximately $6,099,000 and total current liabilities were approximately $8,806,000 at December 31, 2024, resulting in a working capital deficiency of approximately $2,707,000.  This compares to total current assets of approximately $24,995,000 (as restated) and total current liabilities of approximately $2,183,000 at December 31, 2023, resulting in working capital of approximately $21,812,000 (as restated). Our accumulated deficit was approximately $72.8 million at December 31, 2024 compared to $62.0 million (as restated) at December 31, 2023. Additionally, we had a net loss in the amount of approximately $10,802,000 and cash used in operating activities of approximately $4,105,000 for the year ended December 31, 2024.

Based on the Company’s current cash levels and burn rate, discussed above, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In addition to maintaining the revenue stream from our legacy mercury emissions control business, our plans and expectations over the next twelve months to mitigate such financial condition include receiving additional cash inflows from the judgment expected in connection with the $57.1 million jury verdict awarded to us in March 2024, additional licensing revenues and product sales from the other patent litigation recently commenced, and revenues from our entry into the water treatment business. During 2024, we opened two new state of the art laboratories and have added personnel to support our entry into the water business which we believe will lead to a vibrant new revenue stream. In addition, management is exploring additional financing opportunities.  While management believes these plans will alleviate substantial doubt, there is no assurance that they will be successfully realized or implemented.

Total Assets

Total assets were approximately $10,261,000 at December 31, 2024 versus approximately $28,311,000 (as restated) at December 31, 2023. The change in total assets is primarily attributable to an approximate $17,484,000 decrease in cash and an approximate $1,253,000 decrease in accounts receivable, offset by an increase in property and equipment.

Total Liabilities

Total liabilities were approximately $9,069,000 at December 31, 2024 versus approximately $28,250,000 at December 31, 2023. The decrease is primarily attributable to a decrease in outstanding debt as a result of the modification of the terms of the profit share liability, the repayment of the secured note and the repayment of the unsecured note.

Operating Activities

Net cash (used in) provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $4,105,000 for the year ended December 31, 2024 compared to net cash provided by operating activities of approximately $19,226,000 for the year ended December 31, 2023.  The increase in net cash provided by operating activities was primarily due to the following: (i) a net loss of $10.5 million in 2024 compared to net income of $5.9 million in 2023; (ii) loss on change in fair value of profit share of $4.0 million in 2024 compared to $11.2 million in 2023; and (iii) certain other changes in operating assets and liabilities including accounts receivable, inventory, prepaid expenses and other assets, accrued salaries, and accounts payable and accrued liabilities.

Investing Activities

The Company had net cash used in investing activities of approximately $809,000 for the year ended December 31, 2024 for the purchase of a truck and lab equipment compared to no cash used in investing activities for the year ended December 31, 2023.

Financing Activities

Net cash used in financing activities was approximately $12,569,000 for the year ended December 31, 2024 compared to approximately $210,000 provided by financing activities for the year ended December 31, 2023.   During the year ended December 31, 2024, we repaid the remaining principal of approximately $272,000 on the AC Midwest secured note and approximately $12,315,000 of the principal remaining on the AC Midwest unsecured note. During the years ended December 31, 2024 and 2023, we received approximately $17,500 and $210,000, respectively, from the exercise of stock options.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2024 and 2023, the Company recorded an impairment expense related to property and equipment of $43,000 (2023 - $219,707) which is included in Impairment loss in the Company’s consolidated statements of operations. The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life.

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

Disaggregation of Revenue

We generated revenue for the years ended December 31, 2024 and 2023 by (i) delivering product to our commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of our technology at customers with the intent of entering into long term supply agreements based on the performance of our products during the demonstrations and (iv) licensing our technology to customers.

Revenue for product sales is recognized at the point of time in which the customer obtains control of the product, at the time title passes to the customer upon shipment or delivery of the product based on the applicable shipping terms.

Licensing revenue includes the licensing of the Company’s intellectual property (“IP”). Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether our promise is to provide a right to access our IP or a right to use our IP, we consider the nature of our IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to our IP.

The licenses provide the customer with the right to use our patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and we have no obligation to provide any future updates. During the year ended December 31, 2024 the Company recognized $2,773,750 (2023 - $356,250) of revenue for licenses for which revenue was recognized at a point in time and $34,375 (2023 - $31,250) for licenses for which revenue was recognized over time.

When a license arrangement contains payment terms beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license fees and is recognized as interest income over the payment period.

Variable consideration is recorded as revenue only to the extent that a significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract and this judgment involves assessing factors outside of our influence.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are no longer subject to tax examinations by tax authorities for years prior to 2020.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

Recently Issued Accounting Standards

Recently issued, but not yet effective accounting pronouncements, that when adopted, may have a material effect on the accompanying consolidated financial statements are as follows:

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 did not have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2024 and 2023, respectively:

	For the Year Ended
	December 31, 2024	December 31, 2023 (as restated)
	(In thousands)

Net income (loss)	$(10,802)	$5,668

Non-GAAP adjustments:
Depreciation and amortization	248	259
Interest	267	1,362
Change in fair value of profit share	3,959	11,210
Impairment of property and equipment	43	220
Income Taxes	(289)	473
Stock based compensation	1,089	520

Adjusted EBITDA	$(5,485)	$19,712

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

Index to Financial Information

Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Birchtech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Birchtech Corp (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Prior Periods

As discussed in Note 2, the December 31, 2023 consolidated financial statements have been restated to correct a misstatement.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has identified conditions, including a net loss and net cash used in operations, that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Valuation of Profit Share Liability

Description of the Matter

As of December 31, 2024, the Company recorded a profit share liability of $6.85 million. As discussed in Note 8 to the financial statements, the Company entered into a profit participation preference (the “profit share liability”) with AC Midwest Energy LLC as part of its Unsecured Note Financing Agreement. The Company calculates the fair value of the profit share liability on a quarterly basis utilizing management estimates. The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability is determined on a Level 3 measurement.

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

How We Addressed the Critical Audit Matter in Our Audit

To test the profit share liability calculation as of December 31, 2024, we performed the following procedures among others, by which we:

•	Obtained and reviewed the Unsecured Note Agreement and evaluated management’s assessment of the terms of the agreement.

•	Evaluated the assumptions regarding the probabilities related to the timing and amount of cash flows by comparing historical information and current events.

•	Utilized our internal valuation specialist to assist in the assessment of the appropriateness of the valuation methodology and the reasonableness of the discount rate applied, including consideration of conditions affecting market rates.

•	Tested the clerical accuracy of the profit share liability calculation.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey

March 31, 2025

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023 (as restated)

ASSETS
Current assets
Cash	$3,456,082	$20,939,762
Accounts receivable	1,823,232	3,076,462
Inventory	621,813	795,164
Prepaid expenses and other assets	198,185	183,621
Total current assets	6,099,312	24,995,009

Security deposits	6,615	5,175
Property and equipment, net	2,350,688	1,595,958
Right of use asset - operating lease	305,142	10,639
Intellectual property, net	1,499,463	1,704,063
Total assets	$10,261,220	$28,310,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party $37,500 and $107,454 at December 31, 2024 and December 31, 2023, respectively)	$1,702,998	$1,558,450
Income tax payable	-	437,821
Current portion of operating lease liability	42,733	11,157
Customer credits	167,000	167,000
Accrued salaries	39,280	8,936
Profit share liability – related party	6,853,858	-
Total current liabilities	8,805,869	2,183,364

Operating lease liability, net of current portion	263,490	-
Secured note payable, net of discount – related party	-	239,466
Unsecured note payable, net of discount and issuance costs – related party	-	10,979,723
Profit share liability – related party	-	14,847,937
Total liabilities	9,069,359	28,250,490

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,178,153 and 94,360,107 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively.	96,178	94,360
Additional paid-in capital	73,848,919	61,917,119
Accumulated deficit	(72,753,236)	(61,951,125)

Total stockholders’ equity (deficit)	1,191,861	60,354

Total liabilities and stockholders’ equity (deficit)	$10,261,220	$28,310,844

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023 (as restated)

Product revenue	$14,481,784	$17,092,996
License revenue	2,808,125	387,500
Other revenue	116,276	144,874
Revenues	$17,406,185	$17,625,370

Cost of sales	(10,305,076)	(12,172,374)

Gross profit	7,101,109	5,452,996

Operating expenses:
Impairment loss	(43,000)	(219,707)
Selling, general and administrative expenses (related party of $1,116,064 and $554,410)	(14,216,377)	(14,206,761)
Total operating expenses	(14,259,377)	(14,426,468)
Operating loss	(7,158,268)	(8,973,472)

Other income (expense)
Income from legal claims	-	27,607,776
Interest expense (related party of $245,724 and $1,360,623)	(267,458)	(1,362,401)
Loss on change in fair value of profit share and unsecured note	(3,959,065)	(11,209,677)
Interest income	293,524	79,301
Total other (expense) income	(3,932,999)	15,114,999
(Loss) income before provision for income taxes	(11,091,267)	6,141,527

Income tax benefit (expense)	289,156	(473,213)

Net (loss) income	$(10,802,111)	$5,668,314

Basic & Diluted (loss) income per share:
Basic net (loss) income per share	$(0.11)	$0.06
Diluted net (loss) income per share	$(0.11)	$0.06

Weighted average common shares outstanding:
Basic	95,290,548	94,171,695
Diluted	95,290,548	97,452,397

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024 (as restated)	94,360,107	$94,360	$61,917,119	$(61,951,125)	$60,354

Stock issued for cashless exercise of options	1,706,194	1,706	(1,706)	-	-

Stock issued for exercise of warrants	25,000	25	17,475	-	17,500

Stock issued for cashless exercise of warrants	86,852	87	(87)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	1,088,923	-	1,088,923

Net loss	-	-	-	(10,802,111)	(10,802,111)

Balance – December 31, 2024	96,178,153	$96,178	$73,848,919	$(72,753,236)	$1,191,861

	Year Ended December 31, 2023
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance – January 1, 2023 (as previously reported)	93,087,796	$93,088	$61,188,442	$(68,698,389)	$(7,416,859)

Restatement adjustment	-	-	-	1,078,950	1,078,950

Balance – January 1, 2023 (as restated)	93,087,796	$93,088	$61,188,442	$(67,619,439)	$(6,337,909)

Share based compensation expense	-	-	520,449	-	520,449

Stock issued for cashless exercise of options	422,311	422	(422)	-	-

Stock issued for cash exercise of options	850,000	850	208,650	-	209,500

Net income	-	-	-	5,668,314	5,668,314

Balance December 31, 2023 (as restated)	94,360,107	$94,360	$61,917,119	$(61,951,125)	$60,354

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year Ended December 31, 2024	For the year Ended December 31, 2023 (as restated)

Cash flows from operating activities
Net (loss) income	$(10,802,111)	$5,668,314
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation – amortization of prepaid services	-	486,667
Stock-based compensation	1,088,923	33,782
Amortization of discount of notes payable	241,444	1,336,171
Amortization of right to use assets	31,782	40,924
Amortization of patent rights	204,600	205,534
Depreciation expense	11,702	12,927
Impairment loss	43,000	219,707
Non-cash interest revenue	(57,191)	(79,301)
Loss on change in fair value of profit share	3,959,065	11,209,677
Changes in operating assets and liabilities
Accounts receivable	1,310,421	859,396
Inventory	173,351	195,967
Prepaid expenses and other assets	(16,004)	88,772
Accrued salaries	30,344	(58,542)
Accounts payable and accrued liabilities	144,547	(1,388,385)
Income tax payable	(437,821)	437,821
Operating lease liability	(31,219)	(43,394)
Net cash (used in) provided by operating activities	(4,105,167)	19,226,037

Cash flows used in investing activities
Purchase of property and equipment	(809,432)	-
Net cash used in investing activities	(809,432)	-

Cash flows from financing activities
Proceeds from exercise of stock options	17,500	209,500
Repayment of secured notes payable	(271,686)	-
Repayment of unsecured notes payable	(12,314,895)
Net cash (used in) provided by financing activities	(12,569,081)	209,500

Net (decrease) increase in cash and cash equivalents	(17,483,680)	19,435,537

Cash and cash equivalents - beginning of period	20,939,762	1,504,225

Cash and cash equivalents - end of period	$3,456,082	$20,939,762

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,023	$19,721
Income taxes	$143,269	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$10,827,195	$-
Recognition of ROU asset and operating lease liability	$326,285	$-

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

(formerly Midwest Energy Emissions Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

Note 1 - Organization

Birchtech Corp. and MES, Inc.

Birchtech Corp., formerly Midwest Energy Emissions Corp. (together with its consolidated subsidiaries, the “Company”), is organized under the laws of the State of Delaware. Effective on October 17, 2024, Midwest Energy Emissions Corp. changed its corporate name to Birchtech, Inc. pursuant to a certificate of amendment to its certificate of incorporation filed with the State of Delaware.  MES, Inc. is incorporated in the State of North Dakota. MES, Inc. is a wholly owned subsidiary of Birchtech Corp.  The Company is a provider of specialty activated carbon technologies and provides patented sorbent technologies for mercury emissions capture for the coal-fired utility sector and is developing water purification technologies with a specialization on forever chemicals such as PFAS and PFOS.

ME2C Sponsor LLC and ME2C Acquisition Corp.

ME2C Sponsor LLC is a limited liability company formed in the State of Delaware and is a wholly owned subsidiary of Birchtech Corp. and owns 85% of ME2C Acquisition Corp. A decision was made in January 2023 to liquidate these entities which are inactive.

Note 2 – Restatement of Previously Issued Financial Statements

Description of Restatement Adjustments

In connection with the preparation of the Company’s consolidated financial statements as of and for the period ended December 31, 2024, management identified an error in the previously reported financial statements related to the recognition of revenue during the year ended December 31, 2022. The Company entered into a license agreement for which it should have recognized the entire proceeds receivable pursuant to the agreement as revenue during the year ended December 31, 2022.  The Company should also have recognized the financing component of the licensing agreement during the fiscal years ended December 31, 2023 and 2024. As a result, the consolidated financial statements reflect the recognition of this additional revenue during the year ended December 31, 2022, removes the revenue recognized and records the financing component of the arrangement during annual and interim periods in the fiscal year ending December 31, 2023 and the interim periods in the fiscal year ending December 31, 2024.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of December 31, 2022 and for the year ended December 31, 2023. The accompanying applicable notes to consolidated financial statements have been updated to reflect the effects of the restatement.

The impact of the restatement to the consolidated statements of stockholders’ equity (deficit) includes a decrease of $843,251 in accumulated deficit as of December 31, 2023 and a $1,078,950 decrease to the accumulated deficit as of January 1, 2023.

The amounts in the “As previously reported” columns are amounts derived from the Company's previously filed consolidated financial statements. The amounts in the “Restatement adjustments” columns present the impact of the following adjustments:

•	The recognition of the licensing revenue during the year ended December 31, 2022.
•	The removal of the licensing revenue recorded during the year ended December 31, 2023.
•	The recording of the financing component during the year ended December 31, 2023.

The amounts in the “As restated” columns are the updated amounts including the impacts from the restatement.

Audited Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of December 31, 2023:

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2023
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$2,233,211	$843,251	$3,076,462
Total current assets	24,151,758	843,251	24,995,009
Total assets	27,467,593	843,251	28,310,844

Stockholders’ equity (deficit)
Accumulated deficit	(62,794,376)	843,251	(61,951,125)

Total stockholders’ equity (deficit)	(782,897)	843,251	60,354

Total liabilities and stockholders’ equity (deficit)	$27,467,593	$843,251	$28,310,844

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2023:

CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2023
	As previously reported	Adjustment	As restated

Revenue	$17,940,370	$(315,000)	$17,625,370
Gross Profit	5,767,996	(315,000)	5,452,996
Operating (loss) income	(8,658,472)	(315,000)	(8,973,472)
Interest income	-	79,301	79,301
Total other income	15,035,698	79,301	15,114,999

Income (loss) before provision for income taxes	6,377,226	(235,699)	6,141,527

Net income (loss)	$5,904,013	$(235,699)	$5,668,314

Net loss per common share - basic and diluted:	$0.06	$-	$0.06

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2023 and 2022:

	Accumulated Deficit
	As Reported	Adjustment	As Restated

Balance – January 1, 2022	$(67,116,913)	$-	$(67,116,913)

Net loss	(1,581,476)	1,078,950	(502,526)

Balance December 31, 2022	(68,698,389)	1,078,950	(67,619,439)

Net income	5,904,013	(235,699)	5,668,314

Balance December 31, 2023	$(62,794,376)	$(843,251)	$(61,951,125)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2023
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$5,904,013	$(235,699)	$5,668,314

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(79,301)	(79,301)
Changes in operating assets and liabilities
Accounts receivable	544,396	315,000	859,396
Net cash provided by operating activities	$19,226,037	$-	$19,226,037

Note 3 – Going Concern and Financial Condition

Under ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, the Company had a net loss of approximately $10.8 million and cash used in operating activities of approximately $4.1 million for the year ended December 31, 2024; had cash of approximately $3.5 million at December 31, 2024; and an accumulated deficit of approximately $72.8 million at December 31, 2024.  The Company’s working capital deficiency at December 31, 2024 was approximately $2.7 million.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In addition to maintaining its revenue stream from its legacy mercury emissions control business, the Company’s plans and expectations over the next twelve months to mitigate such financial condition include receiving additional cash inflows from the judgment expected in connection with the $57.1 million jury verdict awarded to the Company in March 2024, additional licensing revenues and product sales from the other patent litigation recently commenced, and revenues from the Company’s entry into the water treatment business. During 2024, the Company opened two new state of the art laboratories and have added personnel to support our entry into the water business which the Company believes will lead to a vibrant new revenue stream. In addition, management is exploring additional financing opportunities.  While management believes these plans will alleviate substantial doubt, there is no assurance that they will be successfully realized or implemented.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Note 4 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Birchtech Corp. (formerly Midwest Energy Emissions Corp.) and its wholly-owned subsidiaries, MES, Inc. and ME2C Sponsor LLC, and ME2C Acquisition Corp. which is 85% owned by ME2C Sponsor LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2024 and 2023, the Company had no valuation allowance.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2024 and 2023, the Company recorded an impairment expense related to property and equipment of $43,000 (2023 - $219,707) which is included in Impairment loss in the Company’s consolidated statements of operations and comprehensive income (loss). The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at December 31, 2024 and December 31, 2023. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2024 and December 31, 2023 due to their short-term maturities.

The fair value of the notes payable at December 31, 2023 approximated the carrying amount, as the notes were recently issued at interest rates prevailing in the market. The fair value of the notes payable was determined on a Level 2 measurement. Discounts on issued debt, as well as debt issuance costs, are amortized over the term of the individual notes.

At December 31, 2024, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2023 was also calculated using a discounted cash flow model based on estimated future cash payments. At December 31, 2024 and December 31, 2023, the fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,853,858	$-	$-	$6,853,858
Total Liabilities	$6,853,858	$-	$-	$6,853,858

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$14,847,937	$-	$-	$14,847,937
Total Liabilities	$14,847,937	$-	$-	$14,847,937

(1) See Note 8 - Related Party

The following tables present the Company’s liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,545,000	$-	$-	$1,545,000
Total Assets	$1,545,000	$-	$-	$1,545,000

		Fair Value Measurement as of
		December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,588,000	$-	$-	$1,588,000
Total Assets	$1,588,000	$-	$-	$1,588,000

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2024 and 2023 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

Revenue for product sales is recognized at the point of time in which the customer obtains control of the product, at the time title passes to the customer upon shipment or delivery of the product based on the applicable shipping terms.

Licensing revenue includes the licensing of the Company’s intellectual property (“IP”). Revenue for IP rights is accounted for based on the nature of the promise to grant the license. In determining whether the Company’s promise is to provide a right to access its IP or a right to use its IP, the Company considers the nature of its IP to which the customer will have rights. IP is either functional IP which has significant standalone functionality or symbolic IP which does not have significant standalone functionality. Revenue from functional IP is recognized at the point in time when control of the distinct license is transferred to the customer. Revenue from symbolic IP is recognized over the access period to the Company’s IP.

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the year ended December 31, 2024 the Company recognized $2,773,750 (2023 - $356,250) of revenue for licenses for which revenue was recognized at a point in time and $34,375 (2023 - $31,250) for licenses for which revenue was recognized over time.

When a license arrangement contains payment terms beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license fees and is recognized as interest income over the payment period.

Variable consideration is recorded as revenue only to the extent that a significant reversal of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Significant judgment is required in estimating variable consideration for the performance obligation identified in the contract and this judgment involves assessing factors outside of our influence.

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

The following table presents sales by operating segment disaggregated based on the type of product for the years ended December 31, 2024 and 2023. All sales were in the United States.

	December 31, 2024	December 31, 2023
Product revenue	$14,481,784	$17,092,996
License revenue	2,808,125	387,500
Demonstrations & Consulting revenue	36,000	90,000
Equipment revenue	80,276	54,874
	$17,406,185	$17,625,370

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at December 31, 2024. The Company historically has not experienced significant uncollectible accounts receivable. As of December 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0, and the Company recorded $0 of bad debt expense for both the years ended December 31, 2024 and 2023.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2020.

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

Basic and Diluted Income (Loss) Per Common Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for year ended December 31, 2024, because the Company incurred a net loss and basic and diluted losses per common share are the same. There are 3,280,702 dilutive stock options and no dilutive warrants for the year ended December 31, 2023 as the Company reported net income for the period.

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the years ended December 31, 2024 and 2023:

	2024	2023
Basic:
Net Income (Loss)	$(10,802,111)	$5,668,314
Weighted-average shares outstanding	95,290,548	94,171,695
Basic	$(0.11)	$0.06

	2024	2023
Diluted:
Net Income (Loss)	$(10,802,111)	$5,668,314
Weighted-average shares outstanding	95,290,548	94,171,695
Effect of diluted securities – stock options	-	3,280,702
Weighted-average shares used in the calculation of diluted earnings per share	95,290,548	97,452,397
Diluted earnings (loss) per share	$(0.11)	$0.06

Total common stock equivalents excluded from dilutive loss per share are as follows:

	December 31,	December 31,
	2024	2023

Stock Options	9,300,000	9,650,000
Warrants	-	2,550,000
Total common stock equivalents excluded from dilutive loss per share	9,300,000	12,200,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2024 and December 31, 2023 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2024, the Company had $2,956,082 (2023 - $20,439,762) in excess of FDIC limits.

Customer and Supplier Concentration

For the year ended December 31, 2024, three customers represented 32%, 13%, and 10% of the Company’s revenues, and for the year ended December 31, 2023, three customers represented 28%, 23%, and 11% of the Company’s revenues.

At December 31, 2024, three customers represented  32%, 26% and 9% of the Company’s accounts receivable, and at December 31, 2023, four customers represented 32%, 27%, 10% and 8% of the Company’s accounts receivable.

For the year ended December 31, 2024, two suppliers represented 51% and 35% of the Company’s purchases. For the year ended December 31, 2023, 91% of the Company’s purchases related to three suppliers. At December 31, 2024 and 2023, 68% and 68% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 did not have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.

Note 5 - Inventory

Inventory was comprised of the following at December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Raw Materials	$169,527	$200,496
Spare Parts	-	17,912
Finished Goods	452,286	576,756
	$621,813	$795,164

Note 6 - Property and Equipment, Net

Property and equipment at December 31, 2024 and December 31, 2023 are as follows:

	December 31,	December 31,
	2024	2023

Equipment & installation	$1,096,979	$1,095,139
Leasehold improvements	117,512	101,821
Trucking equipment	911,377	845,102
Lab equipment	725,626	-
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,853,368	2,043,936

Less: accumulated depreciation	(2,047,680)	(2,035,978)
Construction in process	1,545,000	1,588,000
Property and equipment, net	$2,350,688	$1,595,958

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the year ended December 31, 2024 and 2023 depreciation expense was $11,702 and $12,927, respectively. At December 31, 2024, lab equipment included $725,626 of lab equipment not yet placed in service.

At December 31, 2024 and 2023, the Company concluded that Company’s plant construction in process asset had become impaired based on the existing and anticipated future economic outlook. As a result, the Company impaired the asset to reduce the carrying value to fair value. Estimated fair value of the impaired long-lived asset is based on the estimated cost to replace the asset. As a result of the uncertain cash flows related to the Company’s capitalized construction costs, the Company has recorded an impairment charge of $43,000 (2023 - $219,707).

Note 7 - Intellectual Property

License and patent costs capitalized as of December 31, 2024 and December 31, 2023 are as follows:

	December 31,	December 31,
	2024	2023
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,569,532)	(1,364,932)
Intellectual property, net	$1,499,463	$1,704,063

Amortization expense for the year ended December 31, 2024 and 2023 was $204,600 and $205,534, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2025	$204,600
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
Thereafter	476,463
Total	$1,499,463

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

As of December 31, 2024 and December 31, 2023, total principal of $0 and $271,686, respectively, was outstanding on this note. Interest expense for the years ended December 31, 2024 and 2023 was $4,279 and $43,955, respectively.

Amortized discount recorded as interest expense for the years ended December 31, 2024 and 2023 was $32,220 and $19,504, respectively. As of December 31, 2024 and 2023, the unamortized balance of the discount was $Nil and $32,220, respectively.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Unsecured note payable	$13,154,931	$13,154,931

Repayments	(12,314,895)	-
Less fair value adjustment on extinguishment, net of amortized discount of $1,965,984 and $1,547,536, respectively	(960,000)	(2,175,208)
Plus fair value adjustment	119,964	-

Total unsecured note payable	-	10,979,723

Less current portion	-	-

Unsecured note payable, net of current portion	$-	$10,979,723

On November 29, 2016, pursuant to a restated financing agreement entered with AC Midwest on November 1, 2016, the Company closed on an unsecured note with AC Midwest (the “AC Midwest Subordinated Note”), which was to mature on December 15, 2020. On February 25, 2019, the Company, entered into an Unsecured Note Financing Agreement (the “Unsecured Note Financing Agreement”) with AC Midwest, pursuant to which AC Midwest issued an unsecured note in the principal amount of $13,154,931 (the “AC Midwest Unsecured Note”), which represented the outstanding principal and accrued and unpaid interest at closing. The AC Midwest Unsecured Note, which replaced the AC Midwest Subordinated Note, was scheduled to mature on August 25, 2022 and bear a zero cash interest rate.

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

Amortized discount recorded as interest expense for the years ended December 31, 2024 and 2023 was $209,224 and $1,316,667, respectively. As of December 31, 2024 and 2023, the unamortized balance of the discount was $Nil and $2,175,208, respectively.

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

In addition to facilitating the private sale to third parties as described above, AC Midwest granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar (the “Facilitation Credit”).  As of December 31, 2024, the Company had not facilitated the sale of any portion of the remaining shares held by AC Midwest.  As a result, no Facilitation Credit has been issued to the Company.

The Company has accounted for the February 27, 2024 modification as debt extinguishment with a related party. As such the Company recorded a capital contribution of $11,833,179 on this exchange which is related to the difference in fair value of the Restructured Profit Share on the date of the exchange.

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The fair value of the Profit Share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the Profit Share liability.  At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the Profit Share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400.  The discounted cash flow model assumptions used at December 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The discounted cash flow model assumptions used at December 31, 2023 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $17,654,931 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the years ended December 31, 2024 and 2023:

Profit Share as of January 1, 2023	$3,638,260
Addition	-
Loss on change in fair value of profit share	11,209,677
Profit Share as of December 31, 2023	$14,847,937

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	3,839,100
Profit Share as of December 31, 2024	$6,853,858

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $431,444 and $393,111 for the years ended December 31, 2024 and 2023, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm.  At December 31, 2024 and December 31, 2023, $37,500 and $33,333, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and ending December 31, 2025, and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024.  Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  For the years ended December 31, 2024 and 2023, Dakin incurred $112,500 and $150,000 license fees.  At December 31, 2024 and 2023, $Nil and $25,000 was owed to Dakin for license fees.

On May 28, 2024, the Company entered into an Administrative Services Agreement with Greenberg Enterprises, LLC (“Greenberg Enterprises”), pursuant to which Greenberg Enterprises will be paid for certain administrative support provided to the Company since January 1, 2024 and administrative support to be provided in the future to the Company including but not limited to general office and technical support, project management and support, and vendor relations support. Such agreement was terminated effective in December 2024.  During the year ended December 31, 2024, Greenberg Enterprises provided $237,020 for administrative services and $335,100 for expense reimbursement. At December 31, 2024, $Nil was owed to Greenberg Enterprises pursuant to the agreement. Greenberg Enterprises is a company owned and controlled by Christopher Greenberg, Chairman of the Board of the Company.

Note 9 - Operating Leases

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

On November 22, 2024, the Company entered into an approximate 3-year lease for laboratory space in State College, Pennsylvania, commencing December 15, 2024 and ending November 30, 2027. The lease contains an option to extend for a further three years that the Company is reasonably certain to exercise. As a result, the additional three year extension is included as part of the lease term. Rent is $1,800 monthly until November 30, 2025, $1,860 monthly thereafter until November 30, 2026, and $1,920 monthly thereafter until November 30, 2027.  During the option period, rent is $1,980 monthly from December 1, 2027 to November 30, 2028, $2,040 monthly thereafter through November 30, 2029, and $2,100 monthly thereafter through November 30, 2030. Upon commencement of the lease the Company recorded a right of use asset and an operating lease liability of $94,942.

For the years ended December 31, 2024 and 2023, the Company recorded an operating lease right of use asset and liabilities as follows:

	December 31,	December 31,
	2024	2023

Right of use asset - operating lease	$305,142	$10,639
Current portion of operating lease liability	42,733	11,157
Operating lease liability	306,233	-

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31,
2025	$83,460
2026	85,224
2027	86,992
2028	88,692
2029	54,618
Thereafter	33,880
Total	432,866
Less discount	(126,643)
Total lease liabilities	306,223
Less current portion	(42,733)
Operating lease obligation, net of current portion	$263,490

The weighted average remaining lease term for operating leases is 5.2 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the years ended December 31, 2024 and 2023, payments on lease obligations were $52,871 and $45,000, respectively, and amortization on the right of use assets was $31,782 and $40,924, respectively.

For the years ended December 31, 2024 and 2023, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	December 31, 2024	December 31, 2023
Operating lease costs	$53,595	$45,310

Note 10 - Commitments and Contingencies

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

Following a five-day trial, on March 1, 2024, a federal jury in the U.S. District Court for the District of Delaware awarded a $57.1 million patent infringement verdict in favor of the Company against the remaining group of CERT defendants. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Following the trial, various post-trial motions and applications were made by the parties.  We are awaiting rulings from the Court.

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

On December 17, 2024, a United States Judicial Panel on Multidistrict Litigation ordered that the above three patent infringement lawsuits be consolidated and centralized in the Southern District of Iowa for coordinated or consolidated pretrial proceedings (the “Transfer Order”).

See “Note 16 – Subsequent Events” for information on an agreement entered into with another party named as a defendant in the Arizona Action, along with information of the commencement of additional patent litigation and filing of petitions for Inter Partes Review with the United States Patent and Trademark Office.

Except for the foregoing disclosures, the Company is not presently aware of any other material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful in litigating and/or settling any of these claims. The Company expenses legal costs relating to patent litigation as incurred.

Note 11 - Stock Based Compensation

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the years ended December 31, 2024 and 2023, stock-based compensation expense amounted to $1,088,922 and $520,449, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. Such amendments were made in accordance with the requirements of the TSX Venture Exchange.  The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions.  The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.  (On July 3, 2023, there were 4,775,000 options and no other types of awards outstanding under the 2014 Plan.)  On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan which amendments were made in connection with the listing of the Company’s shares on the Toronto Stock Exchange (“TSX”) and graduation from the TSX Venture Exchange to the TSX.  As of December 31, 2024, there were 5,741,306 shares remaining available for issuance under the 2017 Plan.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares became fully vested on November 8, 2024.  The expense for the years ended December 31, 2024 and 2023 was $402,666 and $486,667, respectively.

Stock Options

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

On March 8, 2023, and pursuant to an advisor agreement dated March 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Equity Incentive Plan to such third party to acquire 125,000 shares of the Company’s common stock at an exercise price of $0.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Incentive Plan. Fifty percent of the option shall vest and become exercisable on September 1, 2023, and the remaining fifty percent shall vest and become exercisable on March 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,933, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 4.71% and dividends of $0. On September 30, 2023, the advisor agreement was terminated resulting in 50.0% of the option remaining unvested and unexercisable.

On April 4, 2023, and pursuant to a consulting agreement effective April 1, 2023 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Equity Incentive Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.39 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Equity Incentive Plan. Fifty percent of the option shall vest and become exercisable on October 1, 2023 and the remaining fifty percent shall vest and become exercisable on April 1, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $59,690, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. The valuation assumptions included an expected duration of 2.9 years, volatility of 98%, discount rate of 3.60% and dividends of $0. On August 28, 2023, the consulting agreement was terminated resulting in the option remaining unvested and being deemed terminated.

On May 26, 2023, a new director was appointed to the Board of Directors and was granted a nonqualified stock option to acquire 125,000 shares of the Company’s common stock exercisable at $0.41 per share. Fifty percent of the option shall vest and become exercisable on November 26, 2023, and the remaining fifty percent shall vest and become exercisable on May 26, 2024. The option will expire five years after the date of grant. Based on a Black-Scholes valuation model, these options were valued at $30,527, in accordance with FASB ASC Topic 718. The fair value of the shares is being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months. During the years ended December 31, 2024 and 2023, the Company recognized $12,211 and $18,316, respectively, of stock-based compensation. The valuation assumptions included an expected duration of 2.88 years, volatility of 97%, discount rate of 4.23% and dividends of $0.

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

On January 15, 2024, the Company granted nonqualified stock options to certain directors, executive officers and employees to acquire an aggregate of 1,000,000 shares of the Company’s common stock under the 2017 Plan. The options granted are exercisable at $0.88 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $632,214, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 5 years, volatility of 93%, discount rate of 3.84% and dividends of $0.

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

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	17,037,500	$0.53	1.47	6,970,750

Grants	1,000,000	0.88
Expirations	(5,155,719)	0.64
Exercised	(3,581,781)	0.35
December 31, 2024	9,300,000	$0.58	1.75	12,500

Options exercisable at:
December 31, 2024	9,300,000	0.58	1.75	12,500

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.51 as of December 31, 2024 (the last trading day of the month of December 2024), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the year ended December 31, 2024 include none that were exercised for cash and 3,581,781 which were a cashless exercise.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the year ended December 31, 2024 was $41,832.

Note 12 - Warrants

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

No warrants were issued during the years ended December 31, 2024 and 2023. The following warrants were exercised during the years ended December 31, 2024 and 2023:

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

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2023	2,550,000	$0.70	0.60	$-

Grants	-	-	-	-
Expirations	(1,275,000)	0.70	-	-
Exercised	(1,275,000)	0.70	-	-
December 31, 2024	-	$-	-	$-

Warrants exercisable at:
December 31, 2024	-	$-	-	$-

The following table summarizes information about common stock warrants outstanding at December 31, 2024:

Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$-	-	-	$-

Note 13 – Taxes

Below is breakdown of the income tax provisions for the years ended December 31:

	2024	2023
Federal
Current	$-	$-
Deferred	-	-
State and local
Current	(303,321)	473,000
Deferred	-	-
Income tax provision	$(303,321)	$473,000

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
U.S. federal statutory rate	21.0%	21.0%
State taxes	1.9%	9.8%
Deferred tax asset adjustments	(11.5)%	4.3%
Non-deductible amortization of debt discount	(0.4)%	-%
Other non-deductible items	(0.1)%	1.9%
Non-taxable change in profit share liability	(8.6)%	41.7%
Change in valuation allowance	(0.3)%	(70.3)%
Income tax provision	2.6%	8.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$3,595,000	$2,751,000
Stock based compensation	799,000	1,517,000
Other	152,000	186,000
Total deferred tax assets	4,546,000	4,454,000
Deferred tax liability:
IRC Section 481(a) adjustment	(125,000)	-

Valuation Allowance	(4,421,000)	(4,454,000)

Net deferred tax asset	$-	$-

As of December 31, 2024, the Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $16,632,000 available to offset taxable net income in a given year of which $3,769,000 expires from 2035 through 2037 and $12,863,000 does not expire. The Company also has state NOL carryforwards of approximately $2,306,000 which start to expire in 2025. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the valuation allowance (decreased) by ($33,000) and $(3,973,000), respectively.

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

There were no unrecognized tax benefits as of December 31, 2024.  The Company is no longer subject to tax examinations by tax authorities for years prior to 2020.  If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.” No interest or penalties on unpaid tax were recorded during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 14 – Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at December 31, 2024, had one operating segment, which entails the providing of patented sorbent technologies for mercury emissions capture for the coal-fired utility sector in the United States.

There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The accounting policies related to operating and reportable segments are the same as those described in Note 4, “Basis of Presentation and Summary of Significant Accounting Policies”. The primary measure of segment profit or loss is consolidated net income as presented below and is used the by CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.

F-30

	2024	2023

Material sales	$14,481,784	$17,092,996
License fees	2,808,125	387,500
Other revenues	116,276	144,874
Total revenues	17,406,185	17,625,370

Material costs	(7,686,447)	(8,898,747)
Blending and milling	(377,598)	(769,167)
Shipping	(1,081,781)	(1,380,051)
Other cost of goods sold	(700,279)	(652,688)
Compensation and benefits	(6,148,100)	(2,577,473)
Stock-based compensation	(1,088,922)	(573,783)
Amortization and depreciation	(248,084)	(228,962)
Consulting fees	(879,800)	(109,381)
Professional fees	(4,722,313)	(9,717,572)
General and administrative	(1,588,129)	(1,471,311)
Change in fair value of profit share	(3,959,065)	(11,209,677)
Interest expense	(267,458)	(1,362,401)
Impairment loss	(43,000)	(219,707)
Income tax benefit (expense)	289,156	(473,213)
Income from legal claims	-	27,607,776
Interest income	293,524	79,301
Segment net (loss) income	(10,802,111)	5,668,314
Reconciliation of profit or loss
Adjustments and reconciling items	-	-

Consolidated net (loss) income	$(10,802,111)	$5,668,314

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 15 - Subsequent Events

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.51 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date.  The option will expire three years after the grant date.

Effective as of January 7, 2025, the Company entered into agreement with another one of the utilities named as a defendant in the Arizona Action (see “Note 10 – Commitments and Contingencies”). Such agreement provides such party and its affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by such utility. The agreement includes a one-time license fee which has been received by the Company, and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

On January 9, 2025, the Company granted a nonqualified stock option under the 2017 Plan to a new director, who was elected to the Board on December 30, 2024, to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.56 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The option is fully vested and exercisable as of the grant date and will expire five years thereafter.

On January 15, 2025, the Company issued 50,000 shares of common stock to a director due to the vesting on such date of 50,000 restricted share units (“RSUs”) which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

In January 2025, the Company commenced another patent infringement lawsuit against four defendants in the U.S. District Court for the Western District of Missouri.  Such lawsuit claims infringement of the Company’s patent rights related to the Company’s mercury emissions reduction technologies. Named as defendants in the action are Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc.  In the lawsuit, the Company requests a trial by jury against the defendants and seek damages, costs, and legal expenses, along with a finding of willful infringement by the defendants, and an injunction prohibiting the defendants from further acts of infringement.  In February 2025, such lawsuit was consolidated with and transferred to the Southern District of Iowa pursuant to the Transfer Order (see “Note 10 – Commitments and Contingencies”).

In January and February 2025, certain of the defendants in the patent infringement lawsuits which have been consolidated and centralized in the Southern District of Iowa filed petitions for Inter Partes Review with the United States Patent and Trademark Office, seeking to invalidate certain claims to the patents which are subject to the litigation.

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock.  Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The Company anticipates that any repurchases will not occur before the second half of 2025.  The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice.

Note 16 – Restatement of Quarterly Financial Information (Unaudited)

As described in Note 2—Restatement of Previously Issued Financial Statements, for the period ended December 31, 2024, management identified an error in the previously reported financial statements related to the recognition of revenue during the year ended December 31, 2022. The Company entered into a license agreement for which it should have recognized the entire proceeds receivable pursuant to the agreement as revenue during the year ended December 31, 2022. The Company should also have recognized the financing component of the licensing agreement during the fiscal years ended December 31, 2023 and 2024. As a result, the consolidated financial statements reflect the recognition of this additional revenue during the year ended December 31, 2022, removes the revenue recognized and records the financing component of the arrangement during annual and interim periods in the fiscal year ending December 31, 2023 and the interim periods in the fiscal year ending December 31, 2024. The following tables present the effect of the restatement on the Company's previously reported:

•	unaudited condensed consolidated balance sheets as of March 31, 2023, June 30, 2023, and September 30, 2023;

•	unaudited condensed consolidated balance sheets as of March 31, 2024, June 30, 2024, and September 30, 2024;

•

unaudited condensed consolidated statements of operations for the three months ended March 31, 2023, the three months and six months ended June 30, 2023, and the three months and nine months ended September 30, 2023;

•

unaudited condensed consolidated statements of operations for the three months ended March 31, 2024, the three months and six months ended June 30, 2024, and the three months and nine months ended September 30, 2024;

•	unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023, the six months ended June 30, 2023, and the nine months ended September 30, 2023; and

•	unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024, the six months ended June 30, 2024, and the nine months ended September 30, 2024.

The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. These restatements do not result in a reclassification between cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the unaudited condensed consolidated statements of cash flows for the periods presented. The restatements only impact net loss in the unaudited condensed consolidated statements of changes in stockholders’ equity (deficit) in the periods presented.

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of March 31, 2023:

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2023
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$696,933	$788,408	$1,485,341
Total current assets	4,313,535	788,408	5,101,943
Total assets	8,051,939	788,408	8,840,347

Stockholders’ equity (deficit)
Accumulated deficit	(70,145,373)	788,408	(69,356,965)

Total stockholders’ equity (deficit)	(8,504,314)	788,408	(7,715,906)

Total liabilities and stockholders’ equity (deficit)	$8,051,939	$788,408	$8,840,347

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three months ended March 31, 2023:

CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	As previously reported	Adjustment	As restated

Revenue	$3,012,749	$(315,000)	$2,697,749
Interest income	-	24,458	24,458
Total costs and expenses	4,439,945	(24,458)	4,415,487

Loss before provision for income taxes	(1,427,196)	(290,542)	(1,717,738)

Net loss	$(1,446,984)	$(290,542)	$(1,737,526)

Net loss per common share - basic and diluted:	$(0.02)	$-	$(0.02)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the three months ended March 31, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(1,446,984)	$(290,542)	$(1,737,526)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(24,458)	(24,458)
Changes in operating assets and liabilities
Accounts receivable	2,080,674	315,000	2,395,674
Net cash provided by operating activities	$777,564	$-	$777,564

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of June 30, 2023:

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2023
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$2,043,328	$806,281	$2,849,609
Total current assets	4,968,663	806,281	5,774,944
Total assets	8,645,146	806,281	9,451,427

Stockholders’ equity (deficit)
Accumulated deficit	(70,909,843)	806,281	(70,103,562)

Total stockholders’ equity (deficit)	(9,131,190)	806,281	(8,324,909)

Total liabilities and stockholders’ equity (deficit)	$8,645,146	$806,281	$9,451,427

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three and six months ended June 30, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Revenues	$4,111,721	$-	$4,111,721	$7,124,469	$(315,000)	$6,809,469
Interest income	-	17,873	17,873	-	42,331	42,331
Total costs and expenses	4,875,876	(17,873)	4,858,003	9,315,819	(42,331)	9,273,488

Net loss before provision for income taxes	(764,155)	17,873	(746,282)	(2,191,350)	(272,669)	(2,464,019)

Net loss	$(764,470)	$17,873	$(746,597)	$(2,211,454)	$(272,669)	$(2,484,123)
Net loss per common share - basic and diluted:	$(0.01)	$-	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the six months ended June 30, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2023
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(2,211,454)	$(272,669)	$(2,484,123)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(42,331)	(42,331)
Changes in operating assets and liabilities
Accounts receivable	734,279	315,000	1,049,279
Net cash provided by operating activities	$232,492	$-	$232,492

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of September 30, 2023:

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2023
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$2,549,022	$824,559	$3,373,581
Total current assets	6,074,162	824,559	6,898,721
Total assets	9,681,503	824,559	10,506,062

Stockholders’ equity (deficit)
Accumulated deficit	(71,737,345)	824,559	(70,912,786)

Total stockholders’ equity (deficit)	(9,856,227)	824,559	(9,031,668)

Total liabilities and stockholders’ equity (deficit)	$9,681,503	$824,559	$10,506,062

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three and nine months ended September 30, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Revenues	$6,747,256	$-	$6,747,256	$13,871,725	$(315,000)	$13,556,725
Interest income	-	18,278	18,278	-	60,609	60,609
Total costs and expenses	7,574,758	(18,278)	7,556,480	16,910,681	(60,609)	16,850,072

Net loss before provision for income taxes	(827,502)	18,278	(809,224)	(3,038,956)	(254,391)	(3,293,347)

Net loss	$(827,502)	$18,278	$(809,224)	$(3,038,956)	$(254,391)	$(3,293,347)
Net loss per common share - basic and diluted:	$(0.01)	$-	$(0.01)	$(0.03)	$-	$(0.03)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the nine months ended September 30, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(3,038,956)	$(254,391)	$(3,293,347)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(60,609)	(60,609)
Changes in operating assets and liabilities
Accounts receivable	228,585	315,000	543,585
Net cash provided by operating activities	$786,144	$-	$786,144

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of March 31, 2024:

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2024
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$1,667,856	$547,367	$2,215,223
Total current assets	13,670,201	547,367	14,217,568
Total assets	17,083,765	547,367	17,631,132

Stockholders’ equity (deficit)
Accumulated deficit	(65,353,367)	547,367	(64,806,000)

Total stockholders’ equity (deficit)	8,255,523	547,367	8,802,890

Total liabilities and stockholders’ equity (deficit)	$17,083,765	$547,367	$17,631,132

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three months ended March 31, 2024:

CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	As previously reported	Adjustment	As restated

Revenue	$3,556,766	$(315,000)	$3,241,766
Gross profit	1,443,284	(315,000)	1,128,284
Operating loss	(2,083,492)	(315,000)	(2,398,492)
Other income	35,516	19,116	54,632
Total other income (expense)	(475,499)	19,116	(456,383)

Loss before provision for income taxes	(2,558,991)	(295,884)	(2,854,875)

Net loss	$(2,558,991)	$(295,884)	(2,854,875)

Net loss per common share - basic and diluted:	$(0.03)	$-	$(0.03)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the three months ended March 31, 2024:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(2,558,991)	$(295,884)	$(2,854,875)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(19,116)	(19,116)
Changes in operating assets and liabilities
Accounts receivable	565,355	315,000	880,355
Net cash provided by operating activities	$(439,220)	$-	$(439,220)

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of June 30, 2024:

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2024
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$1,784,437	$559,775	$2,344,212
Total current assets	11,327,736	559,775	11,887,511
Total assets	14,749,740	559,775	15,309,515

Stockholders’ equity (deficit)
Accumulated deficit	(71,512,689)	559,775	(70,952,914)

Total stockholders’ equity (deficit)	2,232,979	559,775	2,792,754

Total liabilities and stockholders’ equity (deficit)	$14,749,740	$559,775	$15,309,515

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three and six months ended June 30, 2024:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Revenues	$3,361,433	$-	$3,361,433	$6,918,199	$(315,000)	$6,603,199
Gross profit	1,060,600	-	1,060,600	2,503,884	(315,000)	2,188,884
Operating loss	(3,573,510)	-	(3,573,510)	(5,657,002)	(315,000)	(5,972,002)
Interest income	109,787	12,408	122,195	145,303	31,524	176,827
Total other income (expense)	(2,585,466)	12,408	(2,573,058)	(3,060,965)	31,524	(3,029,441)

Net loss before provision for income taxes	(6,158,976)	12,408	(6,146,568)	(8,717,967)	(283,476)	(9,001,443)

Net loss	$(6,159,322)	$12,408	$(6,146,914)	$(8,718,313)	$(283,476)	$(9,001,789)
Net loss per common share - basic and diluted:	$(0.07)	$-	$(0.07)	$(0.09)	$(0.01)	$(0.10)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the six months ended June 30, 2024:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2024
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(8,718,313)	$(283,476)	$(9,001,789)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(31,524)	(31,524)
Changes in operating assets and liabilities
Accounts receivable	448,774	315,000	763,774
Net cash provided by operating activities	$(3,122,619)	$-	$(3,122,619)

The following table presents the impact of the financial statement adjustments on the Company’s previous reported consolidated Balance Sheet as of September 30, 2024:

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2024
	As previously reported	Adjustment	As restated
ASSETS AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts receivable	$1,930,396	$572,465	$2,502,861
Total current assets	7,590,707	572,465	8,163,172
Total assets	11,654,860	572,465	12,227,325

Stockholders’ equity (deficit)
Accumulated deficit	(71,982,925)	572,465	(71,410,460)

Total stockholders’ equity (deficit)	1,913,874)	572,465	2,486,339

Total liabilities and stockholders’ equity (deficit)	$11,654,860	$572,465	$12,227,325

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the three and nine months ended September 30, 2024:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024			FOR THE NINE MONTHS ENDED SEPTMEER 30, 2024
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Revenues	$5,236,990	$-	$5,236,990	$12,155,189	$(315,000)	$11,840,189
Gross profit	1,594,919	-	1,594,919	4,098,803	(315,000)	3,783,803
Operating loss	(1,107,431)	-	(1,107,431)	(6,764,433)	(315,000)	(7,079,433)
Interest income	67,966	12,690	80,656	213,269	44,214	257,483
Total other income (expense)	342,992	12,690	355,682	(2,717,973)	44,214	(2,673,759)

Net loss before provision for income taxes	(764,439)	12,690	(751,749)	(9,482,406)	(270,786)	(9,753,192)

Net loss	$(470,236)	$12,690	$(457,546)	$(9,188,549)	$(270,786)	$(9,459,335)
Net loss per common share - basic and diluted:	$(0.00)	$-	$(0.00)	$(0.10)	$-	$(0.10)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the nine months ended September 30, 2024:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
	As previously reported	Adjustment	As restated
Cash flows from operating activities
Net income (loss)	$(9,188,549)	$(270,786)	$(9,459,335)

Adjustments to reconcile net loss to net cash
Non-cash interest income	-	(44,214)	(44,214)
Changes in operating assets and liabilities
Accounts receivable	302,815	315,000	617,815
Net cash provided by operating activities	$(3,274,785)	$-	$(3,274,785)

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2024. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2024, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

The material weakness described above did not result in a material misstatement to the consolidated financial statements as of December 31, 2024 and the year then ended presented in this Annual Report on Form 10-K; however, the material weakness did result in a material misstatement to the consolidated financial statements during the year ended December 31, 2022 which resulted in the restatement of the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, and as of and for the interim quarterly periods during the years ended December 31, 2024 and 2023 presented in this Annual Report on Form 10-K and labeled as restated.

Remediation

During 2023, certain actions were taken to address certain aspects of the material weaknesses disclosed above. Effective as of March 1, 2023, we retained a certified public accountant to assist with bookkeeping and accounting services, and as of September 1, 2023, we hired a new financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters.  Such new firm has replaced the financial consulting firm which had been provided service to the Company since the fourth quarter of 2019 and such new firm has taken on additional responsibilities.  In addition, as of November 1, 2023, we appointed a new Chief Financial Officer with over 15 years of experience in accounting and financial control for both private and publicly listed companies to provide fractional Chief Financial Officer services.  We also have made efforts in 2023 and 2024 to strengthen our overall control environment by improving our documented internal control policies and staff training.

Although we believe that these efforts effectively strengthen our disclosure control processes and procedures, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2025 and beyond. Due to the nature of the remediation process, the need to have sufficient resources to retain additional staff to devote to such efforts and further segregate duties, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this report about our executive officers and members of our board of directors.

Name	Age	Positions and Offices Held with the Company
Richard MacPherson	69	President, Chief Executive Officer, Secretary, Director
Christopher Greenberg	58	Chairman of the Board, Director
John Pavlish	66	Senior Vice President and Chief Technology Officer
James Trettel	56	Executive Vice President of Operations
Fiona Fitzmaurice	43	Chief Financial Officer
David M. Kaye	70	Director
Troy Grant	51	Director
Mitzi H. Coogler	54	Director

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

James Trettel has been Vice President of Operations since January 2014 and Executive Vice President of Operations since June 2024. Mr. Trettel possesses over 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to the Company. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc. of sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering.

Fiona Fitzmaurice has been Chief Financial Officer since November 2023.  She is a chartered accountant with over 15 years of experience in accounting and financial control for both private and publicly listed companies. She has significant experience as CFO for exploration companies and has been involved in numerous private placements, prospectus filings, flow-through financings and corporate audits. Ms. Fitzmaurice currently serves as CFO of the following companies: Metavista3D Inc. (TSXV:DDD) since November 2024; Exploits Discovery Corp. (CSE:NFLD) since December 2022; Digicann Ventures Inc. (CSE:DCNN) since October 2021; Provenance Gold Corp. (CSE:PAU) since May 2021; and MacDonald Mines Exploration Ltd. (TSXV:BMK) since December 2019. She has also served as Controller of Noront Resources Ltd. (TSXV:NOT) from May 2015 to December 2022; CFO of Honey Badger Exploration Inc. (TSXV:TUF) from December 2019 to November 2020; CFO of Pasofino Gold Limited (TSXV:VEIN) from July 2017 to March 2020; and CFO of Mojave Jane Brands (CSE:JANE) from October 2017 to July 2019.  Ms. Fitzmaurice currently holds a charted certified qualification from ACCA (Association of Chartered Certified Accountants) having received her certification in Ireland in 2008.  She holds a bachelor’s degree in accounting and finance from Athlone Institute of Technology, Ireland.

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

Troy Grant has been a director of the Company since May 2023. Mr. Grant, a graduate from St. Francis Xavier University with a Bachelor of Commerce degree, has extensive experience in investment financing, predominantly focusing on raising significant funding across global platforms and management of strategic operations. For the past 10 years, his career has been dedicated to his role as Chief Executive Officer (CEO) with Elcora Advanced Materials Corp. (TSXV: ERA). Elcora was founded in 2011 and has been successfully structured as a vertically integrated battery material company with mining assets in Sri Lanka and Morocco. As CEO, in addition to responsibility for the overall strategic operations, including exploration, business development and implementation of the company vision, Mr. Grant works diligently to raise equity and advance assets. Mr. Grant also currently serves as a director and member of the Audit Committee of several publicly listed companies, including Elcora Advanced Materials Corp., i3 Interactive Inc. (CSE: BETS), Auxly Cannabis Group Inc. (TSX: XLY), and Cleantech Power Corp. (formerly, Alkaline Fuel Cell Power Corp.) (NEO: PWWR).  We believe Mr. Grant’s deep public company experience in Canada and his strong background in business and investment financing qualifies him to serve on our board.

Mitzi H. Coogler has been a director of the Company since Decemb23 2024.  Ms. Coogler is a certified public accountant and has maintained an accounting practice since 2014 in Northport, Alabama specializing in management support and guidance for closely held businesses.  Since November 2023, she has been Chief Financial Officer of JT Harrison Construction Co., Inc., located in Northport, Alabama, which provides design, general contracting and construction management services.  From November 2017 to December 2021, she served as Chief Executive Officer and a member of the Board of Directors of Southeast Cancer Network, Inc., located in Tuscaloosa, Alabama.  From February 2018 to July 2022, she also served as Chief Financial Officer of closely held businesses wholly or majority owned by Dr. Scott Drummond (deceased).  From January 2005 to January 2014, she was a shareholder/employee of Echols, Coogler & Associates, P.C., an accounting firm, located in Tuscaloosa, Alabama.  Ms. Coogler received her B.S. in accounting from University of Alabama in 1993.  We believe Ms. Coogler’s extensive financial, accounting and transactional experience qualifies her to serve on our board.

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

Majority Voting Policy

The Board has adopted a Majority Voting Policy. In an uncontested election of directors, any nominee who receives a greater number of votes “withheld” than votes “for” (i.e., the nominee is not elected by at least a majority (50% +1) of the votes cast with respect to his/her election) is required to tender his/her resignation to the Board promptly following a stockholders meeting. The directors will consider the offer of resignation and, except in exceptional circumstances, will recommend that the Board accept the resignation. The Board will make its decision within 90 days following a stockholders meeting and announce it in a press release, including the reasons for rejecting the resignation, if applicable. The nominee will not participate in any deliberations on the resignation offer. The policy does not apply in circumstances involving contested director elections.

Audit Committee

The Audit Committee is comprised of Christopher Greenberg, David M. Kaye, and Troy Grant. The Audit Committee’s charter requires that such committee shall consist of no fewer than three directors. Each member of the Audit Committee shall be an independent director of the Company if required to satisfy the independence requirements of any exchange on which the Company’s securities may be listed and any other applicable regulatory requirements.  If the Company’s securities are listed on the TSX, a majority of the members of the Audit Committee must be individuals who are not officers, employees, or control persons of the Company, or any of its associates or affiliates. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, our internal control and disclosure control system, and the audits of our financial statements. In this regard, the Audit Committee shall approve our retention of independent auditors and pre-approve any audit or non-audit services performed by them. It shall review with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also shall review with the independent accountants and with management the results of audits and various other financial and accounting matters affecting us.

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

The full text of our audit committee charter is posted on the investor relations portion of our website at http://www.birchtech.com. We do not incorporate the information contained on, or accessible through, our corporate website into this proxy statement, and you should not consider it a part of this proxy statement.

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

In addition, the Board of Directors has adopted a written code of ethics and business conduct (the “Code of Conduct”), which outlines a set of ethical standards by which each director, officer and employee of the Company should conduct his or her business. The objective of the Code of Conduct is to provide guidelines for maintaining our commitment to honesty, integrity, and ethical behavior. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with customers, suppliers, competitors and employees, insider trading, compliance with laws, and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential, or the appearance of conflicts of interest. Our Board of Directors will have ultimate responsibility for the stewardship of and monitoring compliance with the Code of Conduct. Directors, officers, and employees may be required periodically to review the Code of Conduct and acknowledge in writing their understanding of and compliance with the Code.  Our Code of Business Conduct and Ethics reflects the foregoing principles. A copy of the Code of Conduct is available free of charge to any person on written or telephone request to Birchtech Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505-6115.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethics and business conduct applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website http://www.birchtech.com.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11.   Executive Compensation.

The following discussion relates to the compensation of our named executive officers, as determined under applicable SEC rules for smaller reporting companies like us, for the years ended December 31, 2023 and 2022, consisting of Richard MacPherson, our President and Chief Executive Officer, John Pavlish, Senior Vice President, and James Trettel, Executive Vice President of Operations.

Fiscal Year 2024 and 2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Richard MacPherson, President and Chief Executive Officer, Director (1)	2024	879,818	1,250,000	402,666	189,664	140,244	2,862,392
	2023	495,000	-	486,667	-	105,314	1,086,981
John Pavlish, Senior Vice President (2)	2024	488,625	550,000	-	63,221	22,143	1,123,989
	2023	415,000	-	-	-	38,262	453,262
James Trettel, Executive Vice President of Operations (3)	2024	552,500	600,000	-	126,443	23,217	1,302,160
	2023	400,000	-	-	-	21,533	421,533

39

(1)

Mr. MacPherson was appointed President and Chief Executive Officer in March 2015.  From November 1, 2022 to December 31, 2023, Mr. MacPherson’s annual base salary was $495,000.  From January 1, 2024 to May 31, 2024, Mr. MacPherson’s annual base salary was $745,000. See “Executive Employment Agreements” below for information on the amended and restated employment agreement entered into with Mr. MacPherson effective June 1, 2024. During 2022, Mr. MacPherson was granted a retention stock bonus award in the amount of 3,000,000 shares of common stock. Such award was granted on November 8, 2022, which shares vested 25.0% every six months from the date of grant and became fully vested on November 8, 2024.  During 2024, Mr. MacPherson was granted a five-year nonqualified stock option to acquire 300,000 shares of common stock exercisable at $0.88 per share

(2)

Mr. Pavlish was appointed Senior Vice President in November 2014. From January 1, 2023 to December 31, 2023, Mr. Pavlish’s annual base salary was $415,000.  From January 1, 2024 to May 31, 2024, Mr. Pavlish’s annual base salary was $480,000.  See “Executive Employment Agreements” below for information on the amended and restated employment agreement entered into with Mr. Pavlish effective June 1, 2024.  During 2024, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 100,000 shares of common stock exercisable at $0.88 per share.

(3)

Mr. Trettel was appointed Vice President of Operations in January 2014.  From November 1, 2022 to December 31, 2023, Mr. Trettel’s annual based salary was $400,000.  From January 1, 2024 to May 31, 2024, Mr. Trettel’s annual base salary was $500,000. During 2022, Mr. Trettel was granted a five-year nonqualified stock option to acquire 500,000 shares of common stock exercisable at $0.21 per share.  See “Executive Employment Agreements” below for information on the employment agreement entered into with Mr. Trettel effective June 1, 2024.  During 2024, Mr. Trettel was granted a five-year nonqualified stock option to acquire 200,000 shares of common stock exercisable at $0.88 per share.

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of restricted stock awards and stock option awards granted to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. The dollar amount shown in the “Stock Awards” column for Mr. MacPherson reflects the grant date fair values recognized in 2023 and 2024 for the retention stock award granted in November 2022 which was subject to a vesting schedule.  The full amount for the entire grant was $960,000.  The dollar amounts shown in the “Option Awards” column for Mr. MacPherson, Mr. Pavlish and Mr. Trettel reflect the grant date fair value recognized for stock options granted in 2024. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options granted to the executive officers:

Name	Year	Stock Options (#)	FASB ASC Topic 718 Value ($)
Richard MacPherson	2024	300,000	189,664
	2023	-	-
John Pavlish	2024	100,000	63,221
	2023	-	-
James Trettel	2024	200,000	126,443
	2023	-	-

(5)	The amounts shown for 2024 and 2023 in the “All Other Compensation” column are comprised of the following:

Name	Year	401k Match ($)	Life Insurance Premiums ($)	Auto Allowance ($)	Perquisites and Other Benefits ($) (1)
Richard MacPherson	2024	-	96,600	27,785	15,859
	2023	-	56,350	28,155	20,809
John Pavlish	2024	13,833	-	-	8,310
	2023	13,047	-	-	25,215
James Trettel	2024	17,217	-	-	6,000
	2023	15,533	-	-	6,000

(1)

The amount for each of Messrs. MacPherson, Pavlish and Trettel includes $6,000 for a home office allowance in 2024 and 2023. The amount for each of Messrs. MacPherson and Pavlish also includes $9,859 and $2,310, respectively, for medical expense reimbursement in 2024 and $14,809 and $5,075, respectively, for medical expense reimbursement in 2023. In addition, the amount for Mr. Pavlish in 2023 includes a gross up for taxes of $14,140 in connection with the exercise of stock options.

Executive Employment Agreements

On June 7, 2024, the Company entered into an amended and restated employment agreement with Richard MacPherson, effective as of June 1, 2024, pursuant to which Mr. MacPherson will continue to serve as President and Chief Executive Officer of the Company.  The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period.  Mr. MacPherson is entitled to a base salary of $1,000,000 per year, which may be increased from time to time solely at the discretion of the Board of Directors (or committee thereof).  Mr. MacPherson shall be eligible to receive bonus compensation in such amounts and at such times as the Board (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $1,000,000 annually.  He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits.  He is also entitled to receive equity awards subject to the sole discretion of the Board (or committee thereof).  The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. MacPherson for good reason (as such terms are defined in the agreement).

On June 7, 2024, the Company also entered into an amended and restated employment agreement with John Pavlish, effective as of June 1, 2024, pursuant to which Mr. Pavlish will continue to serve as Senior Vice President and Chief Technology Officer of the Company.  The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period.  Mr. Pavlish is entitled to a base salary of $500,000 per year, which may be increased from time to time solely at the discretion of the Board of Directors (or committee thereof).  Mr. Pavlish shall be eligible to receive bonus compensation in such amounts and at such times as the Board (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $500,000 annually. He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits. He is also entitled to receive equity awards subject to the sole discretion of the Board (or committee thereof).  The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. Pavlish for good reason (as such terms are defined in the agreement).

On June 7, 2024, the Company also entered into an employment agreement with James Trettel, effective as of June 1, 2024, pursuant to which Mr. Trettel will serve as Executive Vice President of Operations of the Company.   The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period.  Mr. Trettel is entitled to a base salary of $600,000 per year, which may be increased from time to time solely at the discretion of the Board of Directors (or committee thereof).  Mr. Trettel shall be eligible to receive bonus compensation in such amounts and at such times as the Board (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $500,000 annually.  He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits. He is also entitled to receive equity awards subject to the sole discretion of the Board (or committee thereof).  The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. Trettel for good reason (as such terms are defined in the agreement).

Outstanding Equity Awards as of December 31, 2024

The following table sets forth certain information about the number of unexercised nonqualified stock options held as of December 31, 2024 by each executive named in the Summary Compensation Table.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard MacPherson	500,000	-	0.19	07/08/2025
	500,000	-	0.58	12/14/2025
	750,000	-	0.78	11/22/2026
	300,000	-	0.88	01/15/2029
John Pavlish	500,000	-	0.19	07/08/2025
	500,000	-	0.58	12/14/2025
	500,000	-	0.78	11/22/2026
	500,000	-	0.21	05/31/2027
	100,000	-	0.88	01/15/2029
James Trettel	500,000	-	0.19	07/08/2025
	500,000	-	0.58	12/14/2025
	500,000	-	0.78	11/22/2026
	500,000	-	0.21	05/31/2027
	200,000	-	0.88	01/15/2029

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical and dental, our employee stock purchase plan, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. Our 401(k) plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) plan. The participants may choose from multiple investment options for the investment of their deferred compensation. In addition, we match 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2024 and 2023, we contributed $71,909 and $55,487, respectively, to the 401(k) plan. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies.  Certain other perquisites and benefits are provided to our executive officers as reflected in the tables above.

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

We have established an insider trading policy which provides guidelines to officers, directors and employees with respect to transactions in the Company’s securities. The Company’s insider trading policy prohibits certain actions by such individuals relating to buying and selling common stock of the Company, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade.  The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party.  Such plans provide a defense from insider trading liability.  As of December 31, 2024, no director or named executive officer had a trading plan in place.

Stockholder Advisory Vote on Executive Compensation

Our Company held an advisory vote on executive compensation in 2024 and takes such action annually. The Board intends to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Director Compensation

Director Compensation Table for Year Ended December 31, 2024

The following table sets forth information regarding the compensation for 2024 of each non-executive member of the board of directors (Ms. Coogler was elected to the board of directors on December 30, 2024):

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Christopher Greenberg	150,000	-	126,443	276,443
David M. Kaye	75,000	-	63,221	138,221
Troy Grant	100,000	43,500	-	143,500
Mitzi H. Coogler	-	-	-	-

(1)

Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the restricted stock units (“RSUs”) and stock options granted to the Directors for 2024:

Name	Stock Awards (#)		FASB ASC Topic 718 Value	Stock Options (#)	FASB ASC Topic 718 Value
Christopher Greenberg	-		-	200,000	126,443
David M. Kaye	-		-	100,000	63,221
Troy Grant	50,000	(1)	43,500	-	-

(1)

On January 15, 2024, the Company granted 50,000 RSUs to Mr. Grant.  The RSUs vest one year from the grant of grant on January 15, 2025.  Once vested, each RSU represents the right to receive one share of the Company’s common stock.

For 2024, Mr. Greenberg’s compensation for serving as Chairman of the Board was $150,000, and each of Mr. Kaye and Mr. Grant were paid $75,000 for serving on the Board. On September 19, 2024, Mr. Greenberg resigned as chairperson of the Audit Committee and Mr. Grant was appointed chairperson in his place and will be paid $75,000 annually for serving in such position in addition to the fee paid for his serving on the Board. Effective as of January 1, 2025, Ms. Coogler shall be paid $75,000 annually for serving on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as March 31, 2025 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is calculated based on 96,228,153 shares of common stock outstanding as of March 31, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 31, 2025 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 1810 Jester Drive, Corsicana, Texas 75109.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned (9)

Richard MacPherson	14,754,403	(1)	15.01%
Christopher Greenberg	6,230,533	(2)	6.42%
John Pavlish	3,920,110	(3)	3.98%
James Trettel	3,036,935	(4)	3.07%
David M. Kaye	750,356	(5)	*
Troy Grant	325,000	(6)	*
Mitzi H. Coogler	110,000	(7)	*
Alterna Core Capital Assets Fund II, L.P., et al	9,300,000	(8)	9.66%
All current directors and executive officers as a group (8 persons)	29,152,337		27.86%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)	Includes 12,704,403 shares owned by Mr. MacPherson and 2,050,000 shares which Mr. MacPherson has the right to acquire upon exercise of options.

(2)

Includes 5,422,533 shares owned by Mr. Greenberg, 5,000 shares owned by Mr. Greenberg with his wife, 3,000 shares owned by Mr. Greenberg’s wife, and 800,000 shares which Mr. Greenberg has the right to acquire upon exercise of options.

(3)	Includes 1,770,110 shares owned by Mr. Pavlish and 2,150,000 shares which Mr. Pavlish has the right to acquire upon exercise of options.

(4)	Includes 136,935 shares owned by Mr. Trettel, 200,000 owned by Mr. Trettel’s wife, and 2,700,000 shares which Mr. Trettel has the right to acquire upon exercise of options.

(5)	Includes 275,356 shares owned by Mr. Kaye and 475,000 shares which Mr. Kaye has the right to acquire upon exercise of options.

(6)	Includes 200,000 shares owned by Mr. Grant and 125,000 shares which Mr. Grant has the right to acquire upon exercise of options.

(7)	Includes 10,000 shares owned by Ms. Coogler with her husband, as joint tenants, and 100,000 shares which Ms. Coogler has the right to acquire upon exercise of options.

(8)

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

(9)

Applicable percentage ownership for each stockholder is based on 96,228,153 shares of common stock outstanding as of March 31, 2025 plus any securities that stockholder has the right to acquire within 60 days of March 31, 2025 pursuant to options, warrants, conversion privileges, or other rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants, or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under Item 11. Executive Compensation and the transactions described below, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

Pursuant to the Debt Restructuring Agreement, on February 27, 2024, we (i) paid AC Midwest $9,040,000 as a reduction in the outstanding principal balance of the Unsecured Note, (ii) issued to AC Midwest a new unsecured replacement note representing the remaining outstanding principal balance of the Unsecured Note in the principal amount of $4,114,930.60 (the “New Note”), and (iii) paid AC Midwest $275,625.55 representing the remaining principal balance under the Secured Note of $271,686.10 plus interest of $3,939.45.  In addition, within 30 days, we would either facilitate the private sale to third parties of certain shares of common stock of the Company held by AC Midwest for a purchase price of no less than $960,000, which amount shall be applied as a credit against the principal balance due on the New Note dollar for dollar, or pay AC Midwest $960,000 toward the principal balance due on the New Note.  The private sale of shares for the purchase price of $960,000 was completed on March 11, 2024.  Any remaining principal balance on the New Note shall be due August 27, 2024 (the “Maturity Date”), which is six months from February 27, 2024.  Until repaid in full, the New Note shall accrue interest at a rate equal to SOFR plus 2.0% per annum.  The New Note completely replaced and superseded the Unsecured Note, which shall be of no further force and effect.  On August 26 and 27, 2024, the Company repaid AC Midwest the remaining principal of $3,154,931 on the New Note together with accrued interest of $119,164. As a result, the only remaining debt obligation under the Debt Restructuring Agreement is the profit participation as described below.

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

In addition to facilitating the private sale to third parties as described above, AC Midwest granted the Company the exclusive right until December 31, 2024 to facilitate the sale of all or a portion of the remaining balance of the shares of common stock of the Company held by AC Midwest, which proceeds above a certain amount will be applied as a credit against the Restructured Profit Share dollar for dollar (the “Facilitation Credit”).  As of December 31, 2024, the Company had not facilitated the sale of any portion of the remaining shares held by AC Midwest.  As a result, no Facilitation Credit has been issued to the Company.

AC Midwest beneficially owns, or controls or directs, directly or indirectly, 9.67% of the outstanding shares of our common stock.

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $431,444 for the year ended December 31, 2024 for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm.  At December 31, 2024, $37,500 was owed to the firm for services rendered.

On January 31, 2023, we entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products (the “Dakin Products”) comprising certain intellectual property owned by Dakin as described below (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States.  Dakin is a company owned and controlled by Richard MacPherson, the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  Under the Dakin Agreement, Dakin shall purchase from the Company 100% of Dakin’s requirements for the Dakin Products containing the Dakin IP for all sales of the Dakin Products outside of the United States, subject to the availability of the products from the Company, at a pricing formula set forth in the Dakin Agreement.  The Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date, and pay Dakin a royalty on all sales of the Dakin Products made by the Company in the United States.  The Company has also agreed to provide Dakin with technical support as requested by Dakin at such technical support rates set forth in the Dakin Agreement subject to adjustment. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024.  The Dakin IP consists of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants.  For the year ended December 31, 2024, Dakin incurred $112,500 license fees. At December 31, 2024, Dakin was owed $0 from the Company for license fees.

On May 28, 2024, the Company entered into an Administrative Services Agreement with Greenberg Enterprises, LLC (“Greenberg Enterprises”), pursuant to which Greenberg Enterprises will be paid for certain administrative support provided to the Company since January 1, 2024 and administrative support to be provided in the future to the Company including but not limited to general office and technical support, project management and support, and vendor relations support. Such agreement was terminated effective in December 2024.  During the year ended December 31, 2024, Greenberg Enterprises provided $237,020 for administrative services and $335,100 for expense reimbursement. At December 31, 2024, Greenberg Enterprises was owed $0 from the Company pursuant to the agreement. Greenberg Enterprises is a company owned and controlled by Christopher Greenberg, Chairman of the Board of the Company.

Director Independence

The Board currently consists of five members, four of whom are viewed as being independent within the meaning of Canadian National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”).  For this purpose, a director is independent if he or she has no direct or indirect “material relationship” with the Company, as defined in NI 58-101. A “material relationship” is a relationship which could, in the view of the Board, be reasonably expected to interfere with the exercise of the director’s independent judgment. An individual who has been an employee or executive officer of the Company within the last three years is considered to have a material relationship with the Company.  Christopher Greenberg, David M. Kaye, Troy Grant and Mitzi H. Coogler are independent for the purposes of NI 58-101. Richard MacPherson is not independent for the purposes of NI 58-101 as he is also an executive officer of the Company.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed or billable by Rosenberg Rich Baker Berman, P.A., our principal accountants effective as of September 11, 2023, and Marcum LLP, our former principal accountants, for audit and non-audit services rendered to us. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2024	2023
Principal Accounting Fees
Audit fees (1)	$190,816	$233,151
Audit-related fees (2)	$0	$12,875
Tax fees	$0	$0
All other fees	$0	$0
Total aggregate fees	$190,816	$246,026

_______________________

(1)

The aggregate audit fees billed or expected to be billed for professional services rendered by Rosenberg Rich Baker Berman, P.A., our principal accountants effective as of September 11, 2023, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $163,000 and $131,000 for the years ended December 31, 2024 and 2023,respectively.  The aggregate audit fees billed for professional services rendered by Marcum LLP, our former principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $27,816 and $102,151 for the years ended December 31, 2024 and 2023, respectively.

(2)

The aggregate fees billed for audit-related professional services rendered by Marcum LLP consisting of work performed in connection with transitioning of auditors and review of workpapers was $12,875 for the year ended December 31, 2023.

All fees described above were pre-approved by the Board.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has not set any pre-approval policies and procedures as of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2024 and 2023

Consolidated Statements of Operations for Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity (Deficit) for Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits.

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through November 25, 2014		10-K	03/20/2015
3.2	Certificate of Amendment filed with the Secretary of State of Delaware effective on October 17, 2024		8-K	10/17/2024
3.3	Second Amended and Restated By-laws		8-K	11/15/2024
4.1	Description of Securities	☒
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Agreement with Richard MacPherson dated as of June 7, 2024		8-K	06/13/2024
10.4	Amended and Restated Employment Agreement with John Pavlish dated as of June 7, 2024		8-K	06/13/2024
10.5	Employment Agreement with James Trettel dated as of June 7, 2024		8-K	06/13/2024
10.6	License and Supply Agreement with Dakin Holdings Ltd. dated as of January 31, 2023		8-K	02/03/2023
10.7	First Amendment to License and Supply Agreement with Dakin Holdings Ltd. dated as of November 18, 2024	☒
10.8	Amended and Restated 2014 Equity Incentive Plan, as amended October 29, 2024		8-K	11/15/2024
10.9	Amended and Restated 2017 Equity Incentive Plan, as amended October 29, 2024		8-K	11/15/2024
10.10	Form of Option Award Agreement (Amended and Restated 2017 Equity Incentive Plan)	☒
10.11	Form of Restricted Share Unit Award Agreement (Amended and Restated 2017 Equity Incentive Plan)	☒

10.12	Unsecured Debt Restructuring Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 27, 2024		8-K	03/04/2024
10.13	Majority Voting Policy		8-K	11/15/2024
14.1	Code of Ethics and Business Conduct (revised as of December 2, 2024)	☒
19.1	Insider Trading Policy (last modified December 2, 2024)	☒
21.1	Subsidiaries of the registrant	☒
31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCHTECH CORP.

Date: March 31, 2025	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer	March 31, 2025
Richard MacPherson	and Director (Principal Executive Officer)

/s/ Fiona Fitzmaurice	Chief Financial Officer	March 31, 2025
Fiona Fitzmaurice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Greenberg	Chairman of the Board and Director	March 31, 2025
Christopher Greenberg

/s/ David M. Kaye	Director	March 31, 2025
David M. Kaye

/s/ Troy Grant	Director	March 31, 2025
Troy Grant

/s/ Mitzi H. Coogler	Director	March 31, 2025
Mitzi H. Coogler

