Form 10-Q
period 2025-03-31
Birchtech Corp.
filed 2025-05-15
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 96,228,153 outstanding as of May 15, 2025.

BIRCHTECH CORP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 or applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements reflect management’s current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

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
•

other factors described under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 with the U.S. Securities and Exchange Commission, and in other filings with the Securities and Exchange Commission or Canadian securities regulators.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS
Current assets
Cash	$3,187,594	$3,456,082
Accounts receivable	1,278,280	1,823,232
Inventory	592,170	621,813
Prepaid expenses and other assets	140,112	198,185
Total current assets	5,198,156	6,099,312

Security deposits	6,615	6,615
Property and equipment, net	2,354,543	2,350,688
Right of use asset - operating lease	294,125	305,142
Intellectual property, net	1,448,313	1,499,463
Total assets	$9,301,752	$10,261,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses (related party $65,378 and $37,500 at March 31, 2025 and December 31, 2024, respectively)	$2,006,630	$1,702,998
Income tax payable	-	-
Current portion of operating lease liability	44,464	42,733
Customer credits	167,000	167,000
Accrued salaries	51,668	39,280
Profit share liability – related party	7,207,209	6,853,858
Total current liabilities	9,476,971	8,805,869

Operating lease liability, net of current portion	251,613	263,490
Total liabilities	9,728,584	9,069,359

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,228,153 and 96,178,153 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively.	96,228	96,178
Additional paid-in capital	73,909,396	73,848,919
Accumulated deficit	(74,432,456)	(72,753,236)

Total stockholders’ (deficit) equity	(426,832)	1,191,861

Total liabilities and stockholders’ (deficit) equity	$9,301,752	$10,261,220

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Product revenue	$2,676,984	$3,084,088
License revenue	525,000	140,625
Other revenue	19,027	17,053
Revenues	3,221,011	3,241,766

Cost of sales	(1,986,665)	(2,113,482)

Gross profit	1,234,346	1,128,284

Operating expenses:
Research and development expenses	(406,676)	-
Selling, general and administrative expenses (related party of $112,500 and $142,676)	(2,170,623)	(3,526,776)
Total operating expenses	(2,577,299)	(3,526,776)
Operating loss	(1,342,953)	(2,398,492)

Other income (expense)
Interest expense (related party of $0 and $245,817)	(54)	(245,817)
Loss on change in fair value of profit share and unsecured note	(353,351)	(265,198)
Interest income	31,273	54,632
Total other expense	(322,132)	(456,383)
Loss before provision for income taxes	(1,665,085)	(2,854,875)

Income tax expense	(14,135)	-

Net loss	$(1,679,220)	$(2,854,875)

Net loss per common share – basic and diluted:	$(0.02)	$(0.03)

Weighted average common shares outstanding:	96,219,820	94,361,944

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(61,951,125)	$60,354

Stock issued for cash exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,854,875)	(2,854,875)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(64,806,000)	$8,802,890

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2025	96,178,153	$96,178	$73,848,919	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	50,000	50	(50)	-	-

Share based payments	-	-	60,527	-	60,527

Net loss	-	-	-	(1,679,220)	(1,679,220)

Balance - March 31, 2025	96,228,153	$96,228	$73,909,396	$(74,432,456)	$(426,832)

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Cash flows from operating activities
Net loss	$(1,679,220)	$(2,854,875)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	60,527	770,216
Amortization of discount of notes payable	-	241,444
Amortization of right to use assets	11,017	10,639
Amortization of patent rights	51,150	51,150
Depreciation expense	10,298	535
Non-cash interest income	(13,271)	(19,116)
Loss on change in fair value of profit share	353,351	265,198
Changes in operating assets and liabilities
Accounts receivable	558,223	880,355
Inventory	29,643	97,443
Prepaid expenses and other assets	58,073	69,528
Accrued salaries	12,388	23,580
Accounts payable and accrued liabilities	303,632	35,840
Operating lease liability	(10,146)	(11,157)
Net cash used in operating activities	(254,335)	(439,220)

Cash flows used in investing activities
Purchase of property and equipment	(14,153)	-
Net cash used in investing activities	(14,153)	-

Cash flows used in financing activities
Repayment of secured notes payable	-	(271,686)
Repayment of unsecured notes payable	-	(9,040,000)
Net cash used in financing activities	-	(9,311,686)

Net decrease in cash and cash equivalents	(268,488)	(9,750,906)

Cash and cash equivalents - beginning of period	3,456,082	20,939,762

Cash and cash equivalents - end of period	$3,187,594	$11,188,856

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$3,939
Income taxes	$14,135	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$-	$10,827,195
Recognition of ROU asset and operating lease liability	$-	161,728

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 2 – Going Concern and Financial Condition

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the unaudited condensed consolidated financial statements, the Company had a net loss of approximately $1.7 million and cash used in operating activities of $0.3 million for the three months ended March 31, 2025; had cash of approximately $3.2 million at March 31, 2025; and an accumulated deficit of approximately $74.4 million at March 31, 2025.  The Company’s working capital deficiency at March 31, 2025 was approximately $4.3 million.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025, from which the accompanying condensed consolidated balance sheet dated December 31, 2024 was derived.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2025, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three months ended March 31, 2025 and 2024.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at March 31, 2025 and December 31, 2024. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2025 and December 31, 2024 due to their short-term maturities.

At March 31, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2024 was also calculated using a discounted cash flow model based on estimated future cash payments. At March 31, 2025 and December 31, 2024, the fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,207,209	$-	$-	$7,207,209
Total Liabilities	$7,207,209	$-	$-	$7,207,209

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,853,858	$-	$-	$6,853,858
Total Liabilities	$6,853,858	$-	$-	$6,853,858

(1) See Note 7 - Related Party

The following tables present the Company’s assets that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2025 and 2024 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three months ended March 31, 2025, the Company recognized $525,000 (2024 - $140,625) of revenue for licenses for which revenue was recognized at a point in time and $0 (2024 - $0) for licenses for which revenue was recognized over time.

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

The following table presents sales by operating segment disaggregated based on the type of revenue for the three months ended March 31, 2025 and 2024. All sales were in the United States.

	March 31, 2025	March 31, 2024
Product revenue	$2,676,984	$3,084,088
License revenue	525,000	140,625
Demonstrations & Consulting revenue	9,000	6,000
Equipment sales and rental revenue	10,027	11,053
	$3,221,011	$3,241,766

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at March 31, 2025. The Company historically has not experienced significant uncollectible accounts receivable. As of March 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0, and the Company recorded $0 of bad debt expense for both the three months ended March 31, 2025 and 2024.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of costs incurred to discover, research and develop products, and include personnel expenses, facility-related and depreciation expenses, and external costs of outside suppliers.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2020.

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

Basic and Diluted Income (Loss) Per Common Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for periods ended March 31, 2025 and 2024, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	March 31,	March 31,
	2025	2024

Stock options	9,650,000	18,018,750
Warrants	-	2,550,000
Restricted stock units	-	50,000
Total common stock equivalents excluded from dilutive loss per share	9,650,000	20,618,750

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2025 and December 31, 2024 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2025 and December 31, 2024, the Company had $2,687,594 and $2,956,082, respectively, in excess of FDIC limits.

Customer and Supplier Concentration

For the three months ended March 31, 2025, three customers represented 21%, 17%, and 10% of the Company’s revenues, and for the three months ended March 31, 2024, three customers represented 23%, 21%, and 11% of the Company’s revenues.

At March 31, 2025, three customers represented 34%, 22%, and 17% of the Company’s accounts receivable, and at March 31, 2024, three customers represented 47%, 19%, and 10% of the Company’s accounts receivable.

For the three months ended March 31, 2025, 91% of the Company’s purchases related to two suppliers. For the three months ended March 31, 2024, 88% of the Company’s purchases related to three suppliers. At March 31, 2025, 74% of the Company’s accounts payable and accrued expenses related to two vendors. At March 31, 2024, 67% of the Company’s accounts payable and accrued expenses related to three vendors. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 is not expected to have a significant impact on its unaudited condensed consolidated financial statements.

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

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Raw Materials	$155,588	$169,527
Finished Goods	436,582	452,286
	$592,170	$621,813

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024

Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	117,512	117,512
Trucking equipment	911,377	911,377
Lab equipment	739,779	725,626
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,867,521	2,853,368

Less: accumulated depreciation	(2,057,978)	(2,047,680)
Construction in process	1,545,000	1,545,000
Property and equipment, net	$2,354,543	$2,350,688

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended March 31, 2025 and 2024, depreciation expense was $10,298 and $535, respectively. At March 31, 2025, lab equipment included $132,469 of lab equipment not yet placed in service (December 31, 2024 - $725,626).

Note 6 - Intellectual Property

License and patent costs capitalized as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,620,682)	(1,569,532)
Intellectual property, net	$1,448,313	$1,499,463

Amortization expense for the three months ended March 31, 2025 and 2024 was $51,150 and $51,150, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2025 (remaining)	$153,450
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
Thereafter	476,463
Total	$1,448,313

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

As of March 31, 2025 and December 31, 2024, total principal of $0 and $0, respectively, was outstanding on this note. Interest expense for the three months ended March 31, 2025 and 2024 was $0 and $4,279, respectively.

Amortized discount recorded as interest expense for the three months ended March 31, 2025 and 2024 was $0 and $32,220, respectively. As of March 31, 2025 and December 31, 2024, the unamortized balance of the discount was $0 and $0, respectively.

Unsecured Note Payable

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

Amortized discount recorded as interest expense for the three months ended March 31, 2025 and 2024 was $0 and $209,224, respectively. As of March 31, 2025 and December 31, 2024 the unamortized balance of the discount was $0 and $0, respectively.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The fair value of the Profit Share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the Profit Share liability.  At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the Profit Share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400.  The discounted cash flow model assumptions used at March 31, 2025 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%.The discounted cash flow model assumptions used at December 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the three months ended March 31, 2025 and the year ended December 31, 2024:

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	3,839,100
Profit Share as of December 31, 2024	$6,853,858

Profit Share as of January 1, 2025	$6,853,858
Loss on change in fair value of profit share	353,351
Profit Share as of March 31, 2025	$7,207,209

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $112,500 and $100,694 for the three months ended March 31, 2025 and 2024, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm.  At March 31, 2025 and December 31, 2024, $37,500 and $37,500, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and ending December 31, 2025, and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024.  Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  For the three months ended March 31, 2025 and 2024, Dakin incurred $0 and $37,500 license fees.  At March 31, 2025 and December 31, 2024, $0 and $0 was owed to Dakin for license fees.

At March 31, 2025, the Company owed $27,878 (December 31, 2024 - $Nil) to the Company’s Chief Executive Officer and President for the reimbursement of expenses incurred on behalf of the Company.

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

For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recorded an operating lease right of use asset and liabilities as follows:

	March 31,	December 31,
	2025	2024

Right of use asset - operating lease	$294,125	$305,142
Current portion of operating lease liability	44,464	42,733
Operating lease liability	296,077	306,223

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2026	$83,640
2027	85,752
2028	87,592
2029	88,872
2030	43,200
Thereafter	22,961
Total	412,017
Less discount	(115,940)
Total lease liabilities	296,077
Less current portion	(44,464)
Operating lease obligation, net of current portion	$251,613

The weighted average remaining lease term for operating leases is 4.95 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the three months ended March 31, 2025 and 2024, payments on lease obligations were $32,100 and $11,250, respectively, and amortization of the right of use assets was $11,017 and $10,639, respectively.

For the three months ended March 31, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating lease costs	$32,614	$10,893

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended March 31, 2025 and 2024, stock-based compensation expense amounted to $60,527 and $770,216, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. Such amendments were made in accordance with the requirements of the TSX Venture Exchange.  The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions.  The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.  (On July 3, 2023, there were 4,775,000 options and no other types of awards outstanding under the 2014 Plan.)  On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan which amendments were made in connection with the listing of the Company’s shares on the Toronto Stock Exchange (“TSX”) and graduation from the TSX Venture Exchange to the TSX.  As of March 31, 2025, there were 5,391,306 shares remaining available for issuance under the 2017 Plan.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares became fully vested on November 8, 2024.  The expense for the three months ended March 31, 2025 and 2024 was $0 and $121,333, respectively.

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock.  Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The Company anticipates that any repurchases will not occur before the second half of 2025.  The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three months ended March 31, 2025, there were no repurchases made under the program.

Stock Options

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

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.51 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date.  The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $18,788 of expenses during the three months ended March 31, 2025. The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

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

Based on a Black-Scholes valuation model, these options were valued at $40,071, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 5 years, volatility of 92%, discount rate of 4.46% and dividends of $0.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2024	9,300,000	$0.58	1.75	12,500

Grants	350,000	0.52
March 31, 2025	9,650,000	$0.58	1.57	901,750

Options exercisable at:
March 31, 2025	9,400,000	0.58	1.54	901,750

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.50 as of March 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock options exercised during the three months ended March 31, 2025. Stock options exercised during the three months ended March 31, 2024 include none that were exercised for cash and 18,750 which were a cashless exercise.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the three months ended March 31, 2025 and 2024 was $1,668 and $9,058, respectively.

On January 15, 2025, the Company issued 50,000 shares of common stock to a director due to the vesting on such date of 50,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

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

There were no warrants outstanding as of December 31, 2024 and March 31, 2025, and no warrants were issued or exercised during the three months ended March 31, 2025 and 2024.

Note 12 – Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at March 31, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The accounting policies related to operating and reportable segments are the same as those described in Note 3, “Basis of Presentation and Summary of Significant Accounting Policies”. The primary measure of segment profit or loss is consolidated net income as presented below and is used the by CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.

	Three Months Ended March 31,
	2025	2024

Material sales	$2,676,984	$3,084,088
License fees	525,000	140,625
Other revenues	19,027	17,053
Total revenues	3,221,011	3,241,766

Material costs	(1,449,157)	(1,532,357)
Blending and milling	(65,378)	(91,709)
Shipping	(205,688)	(228,514)
Other cost of goods sold	(164,610)	(160,706)
Compensation and benefits	(1,067,156)	(1,238,025)
Stock-based compensation	(60,527)	(770,216)
Amortization and depreciation	(72,465)	(62,324)
Consulting fees	(260,458)	(197,730)
Professional fees	(895,715)	(1,031,736)
General and administrative	(322,810)	(326,941)
Change in fair value of profit share	(353,351)	(265,198)
Interest expense	(54)	(245,817)
Income tax benefit (expense)	(14,135)	-
Interest income	31,273	54,632
Segment net loss	(1,679,220)	(2,854,875)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(1,679,220)	$(2,854,875)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the U.S. Private Securities Litigation Reform Act of 1995 or applicable Canadian securities laws. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Statements.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission or Canadian securities regulators.

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

Mercury Emissions

We provide mercury capture solutions for coal-fired power plants driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use.  We design systems and materials tailored and formulated specifically to each customer’s coal-fired units.  North America is currently the largest market for our emissions technologies.

The market for mercury removal from power plant emissions in the United States have largely been driven by federal regulations.  The Mercury and Air Toxics Standards (MATS) rule, proposed by the U.S. Environmental Protection Agency (EPA) in May 2011 and which became effective in April 2012, is intended to reduce air emissions of heavy metals, including mercury (Hg), from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S.  Our mercury removal technologies and systems will achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

In April 2023, the EPA issued a proposal to strengthen and update MATS. Such proposal was finalized and published in May 2024 with an effective date of July 8, 2024 which, among other things, strengthens emissions monitoring and compliance and tightens the emission standard for mercury for existing lignite-fired power plants to a level that is aligned with the mercury standard that other coal-fired power plants have been achieving under MATS.

On March 12, 2025, the newly appointed EPA administrator under the Trump Administration announced plans to roll back dozens of environmental regulations including the reconsideration of the MATS regulation. On April 8, 2025, President Trump signed a Proclamation exempting certain stationary sources, identified in Annex 1 of the Proclamation, from compliance with the 2024 updated MATS Rule. As set out in the Proclamation, the President’s exemption lasts for a period of two years beyond the updated Rule’s compliance date -- i.e., for the period beginning July 8, 2027, and concluding July 8, 2029. During the two-year period these stationary sources identified in Annex 1 are subject to the compliance obligations that they are currently subject to under MATS as the MATS Rule existed prior to the 2024 update. Annex 1 identifies 47 plant owners and over 60 power plants provided such exemption, which list includes a number of our customers.

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

Our efforts are supported by two new state of the art laboratories which we opened in 2024, one located in Pennsylvania and the other located in North Dakota.  In addition to supporting the development of new technologies, the laboratories will also offer other services such as carbon activation, thermal reactivation and regeneration, contaminant analysis, as well as carbon evaluations and recommendations.  These labs will enable us to tailor and optimize products for our customers’ needs and assist water utilities in implementing strategies to lower compliance costs, as well as provide a continued path to commercialization of our technologies.

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

Effective as of January 1, 2025, Birchtech Corp. entered into an investor relations consulting agreement with MZHCI, LLC.

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock.  Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. We anticipate that any repurchases will not occur before the second half of 2025.  The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three months ended March 31, 2025, there were no repurchases made under the program.

Results of Operations

Revenues

We generated revenues of approximately $3,221,000 and $3,242,000 for the three months ended March 31, 2025 and 2024, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $2,677,000 and $3,084,000 for three months ended March 31, 2025 and 2024, respectively. Revenues can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The decrease in revenues from the prior year was primarily due to the mix of plants running and products sold in the first three months of 2025 resulting in decreased product revenues for the quarter ended March 31, 2025 compared to the prior year period, offset by an increase in licensing revenues for the three months ended March 31, 2025 compared to March 31, 2024.

Licensing revenues were approximately $525,000 and $141,000 for the three months ended March 31, 2025 and 2024, respectively. Such increase was primarily due to a new licensing agreement which was entered into during the three months ended March 31, 2025 with a utility.

Equipment sales and other revenues for the three months ended March 31, 2025 and 2024 were approximately $19,000 and $17,000, respectively. Other revenues were comparable for the periods ended March 31, 2025 and 2024.

Cost of Sales

Cost of sales were approximately $1,987,000 and $2,113,000 for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of sales of approximately $127,000 was primarily attributable to decreased product sales in the first three months of 2025 compared to the prior year period, together with a change in the mix of products sold in the first quarter of 2025 compared to the first quarter of 2024.

Gross Profit

Gross profit was approximately $1,234,000 and $1,128,000 for the three months ended March 31, 2025 and 2024, respectively.  This increase in gross profit of approximately $106,000 was primarily due to higher licensing revenues in 2025 compared to 2024, which typically carry higher margins than product sales, thus contributing to the overall improvement in gross profit.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2025 and SG&A and in 2024.  SG&A expenses were approximately $2,171,000 and $3,527,000 for the three months ended March 31, 2025 and 2024, respectively.  Total SG&A expenses decreased in the first three months of 2025 compared to the prior year period, as a result of variances in individual categories. Decreases in salaries and wages, and professional fees were partially offset by increases in consulting fees.  The decrease in salaries and wages was primarily due to the payment of bonus compensation in the first quarter of 2024 for which there were no comparable expenses in the first quarter of 2025, along with greater stock-based compensation in the first quarter of 2024 compared to first quarter of 2025. The decrease in professional fees was primarily due to lower legal fees in the first quarter of 2025 in connection with the Company’s patent litigation compared to the prior year period which had greater legal fees due to trial preparation and the jury trial in the U.S. District Court for the District of Delaware.

Total R&D expenses were approximately $407,000 and $0 for the three months ended March 31, 2025 and 2024, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in the first three months of 2025 compared to the prior year period as the Company had not incurred any research related costs during the first three months of 2024. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Loss

Our operating loss was approximately $1,343,000 and $2,398,000 for the three months ended March 31, 2025 and 2024, respectively. Such decrease in operating loss was primarily due to our increased gross profit in 2025 compared to 2024 coupled with a decrease in total operating expenses during the current period.

Other Income (Expense)

Interest expense related to the financing of capital was approximately $54 and $246,000 for the three months ended March 31, 2025 and 2024, respectively. The approximate breakdown of interest expense for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
	2025	2024

Interest expense on notes payable	$-	$4,000
Amortization of discount of notes payable	-	242,000

	$-	$246,000

Loss on change in fair value of profit share liability were approximately $353,000 and $265,000 for the three months ended March 31, 2025 and 2024, respectively.  The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the consolidated financial statements).

Net Loss

For the three months ended March 31, 2025 we had a net loss of approximately $1,679,000 compared to net loss of approximately $2,855,000 for the three months ended March 31, 2024. Such change was primarily due an increase in gross profit in 2025 compared to 2024, and a decrease in SG&A.

Liquidity and Capital Resource

We had approximately $3,188,000 in cash on our balance sheet at March 31, 2025 compared to approximately $3,456,000 at December 31, 2024. Total current assets were approximately $5,198,000 and total current liabilities were approximately $9,477,000 at March 31, 2025, resulting in a working capital deficiency of approximately $4,279,000.  This compares to total current assets of approximately $6,099,000 and total current liabilities of approximately $8,806,000 at December 31, 2024, resulting in a working capital deficiency of approximately $2,707,000. Our accumulated deficit was approximately $74.4 million at March 31, 2025 compared to $72.8 million at December 31, 2024. Additionally, we had a net loss in the amount of approximately $1,679,000 and cash used in operating activities of approximately $254,000 for the three months ended March 31, 2025.

Based on the Company’s current cash levels and burn rate, discussed above, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the three months ended March 31, 2025, included elsewhere in this Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

Total Assets

Total assets were approximately $9,302,000 at March 31, 2025 versus approximately $10,261,000 at December 31, 2024. The change in total assets is primarily attributable to an approximate $268,000 decrease in cash and an approximate $545,000 decrease in accounts receivable.

Total Liabilities

Total liabilities were approximately $9,729,000 at March 31, 2025 versus approximately $9,069,000 at December 31, 2024. The increase is primarily attributable to an increase in accounts payable and accrued liabilities and an increase in the fair value of the non-recourse profit share liability.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $254,000 for the three months ended March 31, 2025 compared to net cash used in operating activities of approximately $439,000 for the three months ended March 31, 2024.  The decrease in net cash provided by operating activities was primarily due to the following: (i) a net loss of $1.7 million for the three months ended March 31, 2025 compared to net loss of $2.9 million for the three months ended March 31, 2024; and (ii) certain other changes in operating assets and liabilities including accounts receivable, inventory, prepaid expenses and other assets, accrued salaries, and accounts payable and accrued liabilities.

Investing Activities

The Company had net cash used in investing activities of approximately $14,000 for the three months ended March 31, 2025 for the purchase of lab equipment compared to no cash used in investing activities for the three months ended March 31, 2024.

Financing Activities

Net cash used in financing activities was approximately $0 for the three months ended March 31, 2025 compared to approximately $9,312,000 used in financing activities for the three months ended March 31, 2024.   During the three months ended March 31, 2024, we repaid the remaining principal of approximately $272,000 on the AC Midwest secured note and approximately $9,040,000 of the principal remaining on the AC Midwest unsecured note.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes to such policies or estimates during the three months ended March 31, 2025.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)

Net loss	$(1,679)	$(2,855)

Non-GAAP adjustments:
Depreciation and amortization	72	62
Interest	-	246
Change in fair value of profit share	353	265
Income Taxes	14	-
Stock based compensation	61	770

Adjusted EBITDA	$(1,179)	$(1,512)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2025, the Company issued 50,000 shares of common stock to a director due to the vesting on such date of 50,000 restricted share units (“RSUs”) which had previously been granted on January 15, 2024 and had a one-year vesting period.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and where applicable, under Section 3(a)(9) of the 1933 Act.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRCHTECH CORP.

Dated: May 15, 2025	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

