Form 10-Q
period 2025-06-30
Birchtech Corp.
filed 2025-08-14
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 96,866,109 outstanding as of August 14, 2025.

BIRCHTECH CORP.

Table of Content

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

Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Table of Content

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

ASSETS
Current assets
Cash	$1,454,069	$3,456,082
Accounts receivable	2,160,462	1,823,232
Inventory	830,899	621,813
Prepaid expenses and other assets	126,285	198,185
Total current assets	4,571,715	6,099,312

Security deposits	6,615	6,615
Property and equipment, net	2,315,493	2,350,688
Right of use asset - operating lease	282,775	305,142
Intellectual property, net	1,397,163	1,499,463
Total assets	$8,573,761	$10,261,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses (related party $37,500 and $37,500 at June 30, 2025 and December 31, 2024, respectively)	$2,445,692	$1,702,998
Current portion of operating lease liability	46,614	42,733
Customer credits	167,000	167,000
Accrued salaries	41,886	39,280
Profit share liability – related party	7,582,906	6,853,858
Total current liabilities	10,284,098	8,805,869

Operating lease liability, net of current portion	238,983	263,490
Total liabilities	10,523,081	9,069,359

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,866,109 and 96,178,153 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively.	96,866	96,178
Additional paid-in capital	73,928,186	73,848,919
Accumulated deficit	(75,974,372)	(72,753,236)

Total stockholders’ (deficit) equity	(1,949,320)	1,191,861

Total liabilities and stockholders’ (deficit) equity	$8,573,761	$10,261,220

See accompanying notes to these condensed consolidated financial statements.

Table of Content

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Product revenue	$3,244,446	$3,302,936	$5,921,430	$6,387,024
License revenue	-	-	525,000	140,625
Other revenue	9,465	58,497	28,492	75,550
Revenues	3,253,911	3,361,433	6,474,922	6,603,199

Cost of sales	(2,285,833)	(2,300,833)	(4,272,498)	(4,414,315)

Gross profit	968,078	1,060,600	2,202,424	2,188,884

Operating expenses:
Research and development expenses	(455,485)	-	(862,161)	-
Selling, general and administrative expenses (related party of $112,500, $232,709, $225,000 and $375,385)	(1,697,940)	(4,634,110)	(3,868,563)	(8,160,886)
Total operating expenses	(2,153,425)	(4,634,110)	(4,730,724)	(8,160,886)
Operating loss	(1,185,347)	(3,573,510)	(2,528,300)	(5,972,002)

Other income (expense)
Interest expense (related party of $Nil, $Nil, $Nil and $245,817)	-	(5,817)	(54)	(251,634)
Loss on change in fair value of profit share and unsecured note	(375,697)	(2,689,436)	(729,048)	(2,954,634)
Interest income	19,537	122,195	50,810	176,827
Total other income (expense)	(356,160)	(2,573,058)	(678,292)	(3,029,441)
Loss before provision for income taxes	(1,541,507)	(6,146,568)	(3,206,592)	(9,001,443)

Income tax expense	(409)	(346)	(14,544)	(346)

Net loss	$(1,541,916)	$(6,146,914)	$(3,221,136)	$(9,001,789)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.03)	$(0.10)

Weighted average common shares outstanding	96,256,195	94,477,368	96,238,108	94,419,656

See accompanying notes to these condensed consolidated financial statements.

Table of Content

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2025	96,178,153	$96,178	$73,848,919	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	50,000	50	(50)	-	-

Share based payments	-	-	60,527	-	60,527

Net loss	-	-	-	(1,679,220)	(1,679,220)

Balance - March 31, 2025	96,228,153	$96,228	$73,909,396	$(74,432,456)	$(426,832)

Stock issued for cashless exercise of options	637,956	638	(638)	-	-

Share based payments	-	-	19,428	-	19,428

Net loss	-	-	-	(1,541,916)	(1,541,916)

Balance – June 30, 2025	96,866,109	$96,866	$73,928,186	$(75,974,372)	$(1,949,320)

	Three and Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(61,951,125)	$60,354

Stock issued for cashless exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,854,875)	(2,854,875)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(64,806,000)	$8,802,890

Stock issued for cashless exercise of options	1,664,797	1,665	(1,665)	-	-

Stock issued for cashless exercise of warrants	20,186	20	(20)	-	-

Share based payments	-	-	136,778	-	136,778

Net loss	-	-	-	(6,146,914)	(6,146,914)

Balance – June 30, 2024	96,054,375	$96,054	$73,649,614	$(70,952,914)	$2,792,754

See accompanying notes to these condensed consolidated financial statements.

Table of Content

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Cash flows from operating activities
Net loss	$(3,221,136)	$(9,001,789)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	79,955	906,994
Amortization of discount of notes payable	-	241,444
Amortization of right to use assets	22,367	16,280
Amortization of patent rights	102,300	102,300
Depreciation expense	51,462	1,578
Non-cash interest income	(19,703)	(31,524)
Loss on change in fair value of profit share	729,048	2,954,634
Changes in operating assets and liabilities
Accounts receivable	(317,528)	763,774
Inventory	(209,086)	(169,818)
Prepaid expenses and other assets	71,900	46,162
Accrued salaries	2,606	562,752
Accounts payable and accrued liabilities	742,694	501,183
Operating lease liability	(20,626)	(16,589)
Net cash used in operating activities	(1,985,747)	(3,122,619)

Cash flows used in investing activities
Purchase of property and equipment	(16,266)	(66,274)
Net cash used in investing activities	(16,266)	(66,274)

Cash flows used in financing activities
Repayment of secured notes payable	-	(271,686)
Repayment of unsecured notes payable	-	(9,040,000)
Net cash used in financing activities	-	(9,311,686)

Net decrease in cash and cash equivalents	(2,002,013)	(12,500,579)

Cash and cash equivalents - beginning of period	3,456,082	20,939,762

Cash and cash equivalents - end of period	$1,454,069	$8,439,183

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$3,939
Income taxes	$14,135	$200,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$-	$10,827,195
Recognition of ROU asset and operating lease liability	$-	161,728

See accompanying notes to these condensed consolidated financial statements.

Table of Content

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the unaudited condensed consolidated financial statements, the Company had a net loss of approximately $3.2 million and cash used in operating activities of $2.0 million for the six months ended June 30, 2025; had cash of approximately $1.5 million at June 30, 2025; and an accumulated deficit of approximately $76.0 million at June 30, 2025.  The Company’s working capital deficiency at June 30, 2025 was approximately $5.7 million.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In addition to maintaining its revenue stream from its legacy mercury emissions control business, the Company’s plans and expectations over the next twelve months to mitigate such financial condition include receiving additional cash inflows from the judgment expected in connection with the $57.1 million jury verdict awarded to the Company in March 2024, additional licensing revenues and product sales from the other patent litigation recently commenced, and revenues from the Company’s entry into the water treatment business. During 2024, the Company opened two new state of the art laboratories and added personnel to support our entry into the water business which the Company believes will lead to a vibrant new revenue stream. In addition, management is exploring additional financing opportunities.  While management believes these plans will alleviate substantial doubt, there is no assurance that they will be successfully realized or implemented.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Table of Content

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2025, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and six months ended June 30, 2025 and 2024.

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

Table of Content

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at June 30, 2025 and December 31, 2024. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2025 and December 31, 2024 due to their short-term maturities.

At June 30, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2024 was also calculated using a discounted cash flow model based on estimated future cash payments. At June 30, 2025 and December 31, 2024, the fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,582,906	$-	$-	$7,582,906
Total Liabilities	$7,582,906	$-	$-	$7,582,906

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,853,858	$-	$-	$6,853,858
Total Liabilities	$6,853,858	$-	$-	$6,853,858

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

Table of Content

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

Disaggregation of Revenue

The Company generated revenue for the three and six months ended June 30, 2025 and 2024 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three and six months ended June 30, 2025 and 2024, the Company recognized $0 and $525,000, respectively (2024 - $0 and $140,625, respectively) of revenue for licenses for which revenue was recognized at a point in time and $0 (2024 - $0) for licenses for which revenue was recognized over time.

When a license arrangement contains payment terms beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the license fees and is recognized as interest income over the payment period.

Table of Content

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

The following table presents sales by operating segment disaggregated based on the type of revenue for the three and six months ended June 30, 2025 and 2024. All sales were in the United States.

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Product revenue	$3,244,446	$3,302,936
License revenue	-	-
Demonstrations & Consulting revenue	9,000	12,000
Equipment revenue	465	46,497
	$3,253,911	$3,361,433

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Product revenue	$5,921,430	$6,387,024
License revenue	525,000	140,625
Demonstrations & Consulting revenue	18,000	18,000
Equipment revenue	10,492	57,550
	$6,474,922	$6,603,199

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at June 30, 2025. The Company historically has not experienced significant uncollectible accounts receivable. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0, and the Company recorded $0 of bad debt expense for both the six months ended June 30, 2025 and 2024.

Table of Content

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2020.

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

Basic and Diluted Income (Loss) Per Common Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for periods ended June 30, 2025 and 2024, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	June 30,	June 30,
	2025	2024

Stock options	8,400,000	9,362,500
Warrants	-	1,300,000
Restricted stock units	-	50,000
Total common stock equivalents excluded from dilutive loss per share	8,400,000	10,712,500

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2025 and December 31, 2024 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2025 and December 31, 2024, the Company had $954,069 and $2,956,082, respectively, in excess of FDIC limits.

Table of Content

Customer and Supplier Concentration

For the six months ended June 30, 2025, three customers represented 32%, 12%, and 11% of the Company’s revenues, and for six months ended June 30, 2024, three customers represented 35%, 15%, and 14% of the Company’s revenues.

At June 30, 2025, three customers represented 35%, 20%, and 13% of the Company’s accounts receivable, and at December 31, 2024, three customers represented 32%, 26% and 9% of the Company’s accounts receivable

For the six months ended June 30, 2025, 91% of the Company’s purchases related to two suppliers.  For the six months ended June 30, 2024, 88% of the Company’s purchases related to two suppliers. At June 30, 2025 and 2024, 76% and 73% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Table of Content

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Raw Materials	$220,571	$169,527
Finished Goods	610,328	452,286
	$830,899	$621,813

Note 5 - Property and Equipment, Net

Property and equipment at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024

Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	117,512	117,512
Trucking equipment	911,377	911,377
Lab equipment	741,893	725,626
Office equipment, computer equipment and software	1,874	1,874
Total equipment	2,869,635	2,853,368

Less: accumulated depreciation	(2,099,142)	(2,047,680)
Construction in process	1,545,000	1,545,000
Property and equipment, net	$2,315,493	$2,350,688

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended June 30, 2025 and 2024, depreciation expense was $41,164 and $1,043, respectively.  During the six months ended June 30, 2025 and 2024, depreciation expense was $51,462 and $1,578, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,671,832)	(1,569,532)
Intellectual property, net	$1,397,163	$1,499,463

Amortization expense for the three months ended June 30, 2025 and 2024 was $51,150 and $51,150, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $102,300 and $102,300, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2025 (remaining)	$102,300
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
Thereafter	476,463
Total	$1,397,163

Table of Content

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

As of June 30, 2025 and December 31, 2024, total principal of $0 and $0, respectively, was outstanding on this note. Interest expense for the three months ended June 30, 2025 and 2024 was $0 and $0, respectively.  Interest expense for the six months ended June 30, 2025 and 2024 was $0 and $4,279, respectively.

Amortized discount recorded as interest expense for the three months ended June 30, 2025 and 2024 was $0 and $0, respectively.  Amortized discount recorded as interest expense for the six months ended June 30, 2025 and 2024 was $0 and $32,220, respectively. As of June 30, 2025 and December 31, 2024, the unamortized balance of the discount was $0 and $0, respectively.

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

Table of Content

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

Amortized discount recorded as interest expense for the three months ended June 30, 2025 and 2024 was $0 and $0, respectively.  Amortized discount recorded as interest expense for the six months ended June 30, 2025 and 2024 was $0 and $209,224, respectively As of June 30, 2025 and December 31, 2024 the unamortized balance of the discount was $0 and $0, respectively.

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

Table of Content

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The fair value of the Profit Share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the Profit Share liability.  At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the Profit Share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400.  The discounted cash flow model assumptions used at June 30, 2025 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%.The discounted cash flow model assumptions used at December 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the six months ended June 30, 2025 and the year ended December 31, 2024:

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	3,839,100
Profit Share as of December 31, 2024	$6,853,858

Profit Share as of January 1, 2025	$6,853,858
Loss on change in fair value of profit share	729,048
Profit Share as of June 30, 2025	$7,582,906

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and the Company incurred $112,500 and $101,583 for the three months ended June 30, 2025 and 2024, respectively, and $225,000 and $202,277, respectively, for legal services rendered and disbursement incurred for the six months ended June 30, 2025 and 2024. David M. Kaye, a Director of the Company, is a partner of the law firm.  At June 30, 2025 and December 31, 2024, $37,500 and $37,500, respectively, was owed to the firm for services rendered.

Table of Content

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and ending December 31, 2025, and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024.  Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  For the three months ended June 30, 2025 and 2024, Dakin incurred $0 and $37,500 license fees.  For the six months ended June 30, 2025 and 2024, Dakin incurred $0 and $75,000 license fees.   At June 30, 2025 and December 31, 2024, $0 and $0 was owed to Dakin for license fees.

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

For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recorded an operating lease right of use asset and liabilities as follows:

	June 30,	December 31,
	2025	2024

Right of use asset - operating lease	$282,775	$305,142
Current portion of operating lease liability	46,614	42,733
Operating lease liability	285,597	306,223

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2026	$84,168
2027	85,932
2028	88,192
2029	77,454
2030	43,380
Thereafter	12,041
Total	391,167
Less discount	(105,570)
Total lease liabilities	285,597
Less current portion	(46,614)
Operating lease obligation, net of current portion	$238,983

Table of Content

The weighted average remaining lease term for operating leases is 4.70 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the six months ended June 30, 2025 and 2024, payments on lease obligations were $41,700 and $22,500, respectively, and amortization of the right of use assets was $22,367 and $16,280, respectively.

For the six months ended June 30, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Operating lease costs	$43,441	$22,352

Note 9 - Commitments and Contingencies

Fixed Price Contract

The Company’s multi-year contracts with its commercial customers contain fixed prices for product. These contracts expire between 2023 and 2025 and expose the Company to the potential risks associated with rising material costs during that same period.

Legal proceedings

The Company has commenced multiple patent infringement lawsuits to enforce its proprietary two-part Sorbent Enhancement Additive (SEA®) process for mercury removal from coal-fired power plants. These actions, filed between 2019 and 2025, target various operators of coal-fired power plants and refined coal producers whom the Company alleges have willfully infringed its patent rights. The Company is seeking damages, injunctive relief, and other remedies in each of these proceedings.

Delaware District Court Action

In July 2019, the Company initiated patent litigation against various defendants in the U.S. District Court for the District of Delaware which included (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operate or are involved in operations of coal facilities in the United States.

Between July 2020 and January 2021, the Company entered into agreements with each of the four major utility defendants which included certain monetary arrangements and pursuant to which the Company dismissed all claims brought against each of them and their affiliates.

In November 2023, the Company entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities, and DTE Energy Resources LLC and various of its affiliated entities, to resolve the patent litigation. Pursuant to the term sheet, all claims and counterclaims asserted by the parties in such patent litigation have been dismissed with prejudice, although such term sheet does not affect any other claim brought against the remaining CERT defendants.  In November 2023, Alistar Enterprises, LLC, one of the remaining CERT defendants, entered into a settlement agreement with the Company.

Table of Content

In December 2023, and in connection with the term sheet described above, the Company, along with its wholly-owned subsidiary, MES, Inc., and (a) Chem-Mod LLC (“Chem-Mod”), (b) Arthur J. Gallagher & Co. and AJG Coal, LLC, and (c) DTE Energy Co. and DTE Energy Resources, LLC, entered into a paid license of U.S. Patent No. 8,168,147, U.S. Patent No. 10,343,114, U.S. Patent No. 10,589,225, U.S. Patent No. 10,596,517 and U.S. Patent No. 10,668,430 and their foreign equivalents and related patent applications and patents, which licenses the use of refined coal or the Chem-Mod Solution in conjunction with activated carbon. This license applies to Chem-Mod and certain of its licensees, sub-licensees, and their customers, for the remaining term of such patents. By its terms, the license does not cover the use of activated carbon with coal that is not either refined coal or coal made by or for use with the Chem-Mod Solution in a manner authorized by the license. The parties to the license have mutually released all claims that any past use of the Chem-Mod Solution in connection with the production or use of refined coal with activated carbon by entities other than the CERT defendants and their customers infringes the asserted patents and related intellectual property, and all claims that could have been brought challenging the validity of such patents. The remaining CERT defendants and their customers (for activities relating to the CERT defendants) were not included within the scope of the license.

The case proceeded to trial in February 2024 against the remaining CERT defendants.  On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC.  Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial.  The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents.  A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment.  The Company is awaiting the Court’s determination as to the final judgment.

2024-2025 Patent Infringement Actions

In July 2024, the Company commenced three additional patent infringement lawsuits in U.S. District Courts in Arizona, Iowa and Missouri against multiple utilities and related entities.  These actions allege willful infringement of the Company’s patents related to mercury emissions control.  Named as defendants in the action filed in the U.S. District Court for the District of Arizona are Tucson Electric Power Co., San Carlos Resources, Inc., Salt River Project Agricultural Improvement and Power District, Tri-State Generation and Transmission Association, Inc., Springerville Unit 3 Holding LLC, and Springerville Unit 3 Partnership LP. Named as defendants in the action filed in the U.S. District Court for the Southern District of Iowa are Berkshire Hathaway Energy Company, MidAmerican Energy Company, PacifiCorp, Alliant Energy Corporation, Interstate Power and Light Company, and Wisconsin Power and Light Company, and named as defendants in the action filed in the U.S. District Court for the Eastern District of Missouri are Ameren Corp. and Union Electric Co.

In October 2024, the Company entered into an agreement with one of the utility defendants and an affiliated entity in the Arizona action, and in January 2025, the Company entered into an agreement with another utility named in the Arizona action. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by them. The agreements include one-time license fees which have been received by the Company.  One agreement provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant and the other agreement provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant. Such lawsuit will continue against the other non-affiliated defendants named in the Arizona action.

On December 17, 2024, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of the three lawsuits in the U.S. District Court for the Southern District of Iowa for coordinated pretrial proceedings. In January 2025, the Company initiated an additional infringement suit in the Western District of Missouri against several Evergy-affiliated entities, which was transferred to the Iowa court in February 2025 pursuant to the existing transfer order.  Named as defendants in the action are Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc.

Table of Content

In January and February 2025, certain defendants in the consolidated Iowa actions filed Inter Partes Review petitions with the U.S. Patent and Trademark Office seeking to invalidate various asserted claims.  Such matter remains pending.

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended June 30, 2025 and 2024, stock-based compensation expense amounted to $19,428 and $136,778, respectively.  For the six months ended June 30, 2025 and 2024, stock-based compensation expense amounted to $79,955 and $906,994, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. Such amendments were made in accordance with the requirements of the TSX Venture Exchange.  The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions.  The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock.  (On July 3, 2023, there were 4,775,000 options and no other types of awards outstanding under the 2014 Plan.)  On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan which amendments were made in connection with the listing of the Company’s shares on the Toronto Stock Exchange (“TSX”) and graduation from the TSX Venture Exchange to the TSX.  As of June 30, 2025, there were 5,641,306 shares remaining available for issuance under the 2017 Plan.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares became fully vested on November 8, 2024.  The expense for the six months ended June 30, 2025 and 2024 was $0 and $242,666, respectively.

Table of Content

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock.  Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The Company anticipates that any repurchases will not occur before the second half of 2025.  The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three and six months ended June 30, 2025, there were no repurchases made under the program.

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

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.51 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan.  Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date.  The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $38,216 of expenses during the six months ended June 30, 2025. The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

Table of Content

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

On June 20, 2025, the Company issued (i) 318,978 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.19 per share, and (ii) 318,978 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.19 per share. Such share issuances were based upon a VWAP of $0.5248 per share as determined under the terms of the options.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2024	9,300,000	$0.58	1.75	12,500

Grants	350,000	0.52
Expirations	(250,000)	0.19
Exercised	(1,000,000)	0.19
June 30, 2025	8,400,000	$0.64	1.51	1,114,750

Options exercisable at:
June 30, 2025	8,212,500	0.64	1.49	1,082,875

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.68 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the six months ended June 30, 2025 include none that were exercised for cash and 1,000,000 that were cashless exercises.  Stock options exercised during the six months ended June 30, 2024 include none that were exercised for cash and 3,519,281 which were cashless exercises.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the six months ended June 30, 2025 and 2024 was $1,668 and $19,903, respectively.

On January 15, 2025, the Company issued 50,000 shares of common stock to a director due to the vesting on such date of 50,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

Table of Content

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

There were no warrants outstanding as of December 31, 2024 and June 30, 2025, and no warrants were issued or exercised during the six months ended June 30, 2025 and 2024.

Note 12 – Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at June 30, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The accounting policies related to operating and reportable segments are the same as those described in Note 3, “Basis of Presentation and Summary of Significant Accounting Policies”. The primary measure of segment profit or loss is consolidated net income as presented below and is used by the CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Material sales	3,244,446	3,302,936	5,921,430	6,387,024
License fees	-	-	525,000	140,625
Other revenues	9,465	58,497	28,492	75,550
Total revenues	$3,253,911	$3,361,433	$6,474,922	$6,603,199

Material costs	(1,728,988)	(1,693,036)	(3,178,145)	(3,225,393)
Blending and milling	(92,747)	(92,915)	(158,125)	(184,624)
Shipping	(275,633)	(295,257)	(481,321)	(523,771)
Other cost of goods sold	(90,041)	(105,516)	(254,651)	(266,222)
Compensation and benefits	(1,378,101)	(3,015,652)	(2,445,257)	(4,253,677)
Stock-based compensation	(19,428)	(136,778)	(79,955)	(906,994)
Amortization and depreciation	(103,664)	(57,835)	(176,129)	(120,159)
Consulting fees	(306,516)	(102,410)	(566,974)	(300,140)
Professional fees	(126,737)	(1,061,299)	(1,022,452)	(2,093,035)
General and administrative	(205,530)	(360,410)	(528,340)	(687,351)
Change in fair value of profit share	(375,697)	(2,689,436)	(729,048)	(2,954,634)
Interest expense	-	(5,817)	(54)	(251,634)
Income tax benefit (expense)	(21,645)	(14,181)	(35,780)	(14,181)
Research and development	(90,637)	-	(90,637)	-
Interest income	19,537	122,195	50,810	176,827
Segment net loss	(1,541,916)	(6,146,914)	(3,221,136)	(9,001,789)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-

Consolidated net loss	$(1,541,916)	$(6,146,914)	$(3,221,136)	$(9,001,789)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 13 - Subsequent Events

Effective as of August 5, 2025, the Company entered into separate agreements with two utilities, which are affiliated with each other, and named as defendants in the Southern District of Iowa action (see “Note 9 – Commitments and Contingencies”).  Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part Sorbent Enhancement Additive (SEA®) process for use in connection with certain designated coal-fired power plants operated by them. Each agreement includes a one-time license fee which is to be paid within 30 days of signing of the agreement.  Such agreements provide the Company with the right to be included in each utility’s bidding process for certain product supply for mercury emissions capture at such party’s operated power plants. Such lawsuit will continue against the other non-affiliated defendants named in the Southern District of Iowa action.

Table of Content

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

Our Business

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

Table of Content

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

On June 11, 2025, the EPA proposed to repeal certain amendments made to the MATS Rule published in May 2024, and return compliance obligations to the MATS standards which existed prior to the 2024 update. Such proposal is currently open for public comment, with the comment period scheduled to close in August 2025.

Water Treatment

In April 2024, we announced the introduction of our new water treatment business to address the growing potable (drinking) water market with next-generation sorbent technologies. These new solutions are being designed to use significantly less activated carbon, offering a more environmentally sustainable approach to water treatment while maintaining or improving contaminant removal performance. Our products target not only compliance with emerging PFAS regulations, but also broader opportunities in water quality improvement positioning us to serve a large and expanding market.

As part of this strategic pivot, we have invested in the commissioning of two state-of-the-art laboratory facilities, one located in Pennsylvania and the other in North Dakota, that are referred to and serve as our Design Centers for water treatment innovation. Together, we believe these facilities represent the only known facilities that have integrated capability in North America to thermally reactivate spent granular activated carbon (“GAC”) under controlled conditions and subsequently conduct rapid small-scale column tests (“RSSCTs”) to directly compare reactivated GAC performance against virgin carbon counterpart. This combination allows us to evaluate reactivated GAC as a sustainable and cost-effective alternative to virgin carbon and address key water utility questions including how to optimize media changeout schedules, strategies to reduce operational costs, and provide lab-based validation of treatment performance for PFAS and other contaminants.

These Design Centers will also function as a direct resource for the water treatment industry, offering thermal reactivation, contaminant analysis, and carbon performance evaluations. By enabling municipal and industrial utilities to lower compliance costs and improve operational efficiency, we expect to build strong technical credibility and customer engagement ahead of large-scale market adoption. Importantly, we believe our technology platform is not solely dependent on PFAS regulations as market demand for improved water treatment solutions is broad.

Our investment in our Design Centers also serves as the basis for our planned commercial thermal reactivation plants which we intend to open and operate in the future. Data generated from the Design Centers is being used to define permitting requirements, capital expenditure parameters, and projected operating costs accelerating the commercialization timeline while avoiding costly future reliance on third-party providers.

In light of evolving water regulations and funding dynamics, we believe the Company is well positioned to capture a meaningful share in the rapidly growing water treatment sector.

Table of Content

Additional Information

In May 2024, we announced the appointment of David Mazyck to head our new business line to address the potable (drinking) water market with new sorbent technologies under development.  In June 2025, he was appointed our Executive Director of Innovation and Commercialization. In addition, in May 2024, we announced the appointment of Dennis Baranik as Director of National Sales. Mr. Baranik will oversee product sales and IP licensing in the Company’s core business for mercury emissions capture as well as support both product and business development for the water market.  Also, in June 2025, we announced the appointment of Christopher Rinaldi as Director of Strategic Operations, with a focus on our water treatment business.

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

Following a five-day trial, on March 1, 2024, we were awarded a $57.1 million patent infringement verdict by a federal jury in the U.S. District Court for the District of Delaware against a remaining group of defendants in the lawsuit commenced by us in 2019.  Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement.  Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial.  The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents.  A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment.  We are awaiting the Court’s determination as to the final judgment.

Table of Content

In April 2024, the EPA under the Biden Administration issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful per-and polyfluoroalkyl substances (“PFAS”), also known as “forever chemicals”.  The Rule established legally enforceable levels, called Maximum Contaminant Levels (MCLs), for six PFAS in drinking water: PFOA, PFOS, PFHxS, PFNA, and HFPO-DA as contaminants with individual MCLs, and PFAS mixtures containing at least two or more of PFHxS, PFNA, HFPO-DA, and PFBS using a Hazard Index MCL to account for the combined and co-occurring levels of these PFAS in drinking water.  Under the Rule, public water systems must monitor these PFAS and will have three years to complete initial monitoring (by 2027), followed by ongoing compliance monitoring.  Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027.

In July 2024, we commenced three additional patent infringement lawsuits in U.S. District Courts in Arizona, Iowa and Missouri against multiple utilities and related entities.  These actions allege willful infringement of our patents related to mercury emissions control.  In October 2024, we entered into an agreement with one of the utility defendants and an affiliated entity in the Arizona action, and in January 2025, we entered into an agreement with another utility named in the Arizona action. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to our two-part Sorbent Enhancement Additive (SEA®) process for use in connection with a certain designated coal-fired power plant operated by them. The agreements include one-time license fees which have been received by us.  One agreement provides us with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant and the other agreement provides us with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

On December 17, 2024, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of the three lawsuits in the U.S. District Court for the Southern District of Iowa for coordinated pretrial proceedings. In January 2025, we initiated an additional infringement suit in the Western District of Missouri against several Evergy-affiliated entities, which was transferred to the Iowa court in February 2025 pursuant to the existing transfer order.

In January and February 2025, certain defendants in the consolidated Iowa actions filed Inter Partes Review petitions with the U.S. Patent and Trademark Office seeking to invalidate various asserted claims.  Such matter remains pending.

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock.  Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three and six months ended June 30, 2025, there were no repurchases made under the program. Repurchases are not expected to occur until the second half of 2025 at the earliest, or until 2026, if at all.

On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, EPA also announced its intent to extend the PFOA and PFOS Maximum Contaminant Level compliance deadlines and establish a federal exemption framework.  Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA (commonly known as GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the Safe Drinking Water Act process.

Effective as of August 5, 2025, we entered into separate agreements with two utilities, which are affiliated with each other, and named as defendants in the Southern District of Iowa action.  Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to our two-part Sorbent Enhancement Additive (SEA®) process for use in connection with certain designated coal-fired power plants operated by them. Each agreement includes a one-time license fee which is to be paid within 30 days of signing of the agreement.  Such agreements provide us with the right to be included in each utility’s bidding process for certain product supply for mercury emissions capture at such party’s operated power plants. Such lawsuit will continue against the other non-affiliated defendants named in the Southern District of Iowa action.

Table of Content

Results of Operations

Revenues

We generated revenues of approximately $3,254,000 and $3,361,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $6,475,000 and $6,603,000 for the six months ended June 30, 2025 and 2024, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,244,000 and $3,303,000 for the three months ended June 30, 2025 and 2024, respectively and approximately $5,921,000 and $6,387,000 for the six months ended June 30, 2025 and 2024, respectively. Revenues can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The decrease in revenues from the prior year was primarily due to the mix of plants running, unexpected customer forced outages and products sold in the first six months of 2025 resulting in decreased product revenues for the six months ended June 30, 2025 compared to the prior year period. This decrease was offset by an increase in licensing revenues for the six months ended June 30, 2025 compared to June 30, 2024.

Licensing revenues were approximately $0 and $0 for the three months ended June 30, 2025 and 2024, respectively and approximately $525,000 and $141,000 for the six months ended June 30, 2025 and 2024, respectively. Such increase was primarily due to a new licensing agreement which was entered into during the three months ended March 31, 2025 with a utility.

Equipment sales and other revenues for the three months ended June 30, 2025 and 2024 were approximately $9,465 and $59,000, respectively and approximately $28,000 and $76,000 for the six months ended June 30, 2025 and 2024, respectively. Other revenues were comparable for the periods ended June 30, 2025 and 2024.

Cost of Sales

Cost of sales were approximately $2,286,000 and $2,301,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $4,272,000 and $4,414,000 for the six months ended June 30, 2025 and 2024, respectively. This decrease in cost of sales of approximately $142,000 for the six months ended June 30, 2025 was primarily attributable to decreased product sales in the first six months of 2025 compared to the prior year period, together with a change in the mix of products sold in the first six months of 2025 compared to the first six months of 2024.

Gross Profit

Gross profit was approximately $968,000 and $1,061,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $2,202,000 and $2,189,000 for the six months ended June 30, 2025 and 2024.  The decrease in gross profit for the three months ended 2025 was primarily due to a decrease in sales.  The increase in gross profit for the six months ended June 30, 2025 was primarily due to higher licensing revenues in 2025 compared to 2024, which typically carry higher margins than product sales, thus contributing to the overall improvement in gross profit.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2025 and SG&A and in 2024. Operating expenses decreased significantly in 2025 compared to 2024, despite incurring costs related to the development of the Company’s water treatment business. SG&A expenses were approximately $1,698,000 and $4,634,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $3,869,000 and $8,161,000 for the six months ended June 30, 2025 and 2024, respectively.  Total SG&A expenses decreased in the first six months of 2025 compared to the prior year period, as a result of variances in individual categories. Decreases in salaries and wages, and professional fees were partially offset by increases in consulting fees.  The decrease in salaries and wages was primarily due to the payment of bonus compensation in the first six months of 2024 for which there were no comparable expenses in the first six months of 2025, along with greater stock-based compensation in the first six months of 2024 compared to the comparable period in 2025. The decrease in professional fees was primarily due to lower legal fees in the first six months of 2025 in connection with the Company’s patent litigation compared to the prior year period which had greater legal fees due to trial preparation and the jury trial in the U.S. District Court for the District of Delaware.

Table of Content

Total R&D expenses were approximately $455,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $862,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in the first six months of 2025 compared to the prior year period as the Company had not incurred any research related costs during the first six months of 2024. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Loss

Operating loss decreased significantly in 2025 compared to 2024. Our operating loss was approximately $1,185,000 and $3,574,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $2,528,000 and $5,972,000 for the six months ended June 30, 2025 and 2024, respectively.  Such decrease in operating loss was primarily due to our increased license fee revenue in 2025 compared to 2024 coupled with a decrease in total operating expenses during the first six months of 2025 as discussed above.

Other Income (Expense)

Interest expense related to the financing of capital was approximately $0 and $6,000 for the three months ended June 30, 2025 and 2024, respectively, and $54 and $252,000 for the six months ended June 30, 2025 and 2024, respectively.  The approximate breakdown of interest expense for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)

Interest expense on notes payable	$-	$-	$-	$4
Amortization of discount of notes payable	-	-	-	242
Other interest	-	6	-	6

	$-	$6	$-	$252

Loss on change in fair value of profit share liability and unsecured note was approximately $376,000 and $2,689,000 for the three months ended June 30, 2025 and 2024, respectively, and $729,000 and $2,955,000 for the six months ended June 30, 2025 and 2024, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the unaudited condensed consolidated financial statements).

Net Loss

Net loss decreased significantly in 2025 compared to 2024. For the three months ended June 30, 2025, we had a net loss of approximately $1,542,000 compared to a net loss of approximately $6,147,000 for the three months ended June 30, 2024. For the six months ended June 30, 2025, we had a net loss of approximately $3,221,000 compared to a net loss of approximately $9,002,000 for the six months ended June 30, 2024. Such change was primarily due an increase in license fee revenues in 2025 compared to 2024, and a decrease in SG&A.

Table of Content

Liquidity and Capital Resource

We had approximately $1,454,000 in cash on our balance sheet at June 30, 2025 compared to approximately $3,456,000 at December 31, 2024. Total current assets were approximately $4,572,000 and total current liabilities were approximately $10,284,000 at June 30, 2025, resulting in a working capital deficiency of approximately $5,712,000.  This compares to total current assets of approximately $6,099,000 and total current liabilities of approximately $8,806,000 at December 31, 2024, resulting in a working capital deficiency of approximately $2,707,000. Our accumulated deficit was approximately $76.0 million at June 30, 2025 compared to $72.8 million at December 31, 2024. Additionally, we had a net loss in the amount of approximately $3,221,000 and cash used in operating activities of approximately $1,986,000 for the six months ended June 30, 2025.

Based on the Company’s current cash levels and burn rate, discussed above, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the quarterly period ended June 30, 2025, included elsewhere in this Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

Total Assets

Total assets were approximately $8,574,000 at June 30, 2025 versus approximately $10,261,000 at December 31, 2024. The change in total assets is primarily attributable to an approximate $2,002,000 decrease in cash, offset by an approximate $337,000 increase in accounts receivable.

Total Liabilities

Total liabilities were approximately $10,523,000 at June 30, 2025 versus approximately $9,069,000 at December 31, 2024. The increase is primarily attributable to an increase in accounts payable and accrued liabilities and an increase in the fair value of the non-recourse profit share liability.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used by operating activities was approximately $1,986,000 for the six months ended June 30, 2025 compared to net cash used by operating activities of approximately $3,123,000 for the six months ended June 30, 2024.  The decrease in net cash provided by operating activities was primarily due to the following: (i) a net loss of $3.2 million for the six months ended June 30, 2025 compared to net loss of $9.0 million for the six months ended June 30, 2024; and (ii) certain other changes in operating assets and liabilities including accounts receivable, inventory, prepaid expenses and other assets, accrued salaries, and accounts payable and accrued liabilities.

Investing Activities

The Company had net cash used in investing activities of approximately $16,000 for the six months ended June 30, 2025 for the purchase of lab equipment compared to net cash used in investing activities of approximately $66,000 for the six months ended June 30, 2024. During the six months ended June 30, 2024, we paid $66,274 to purchase a truck.

Financing Activities

Net cash used in financing activities was approximately $0 for the six months ended June 30, 2025 compared to approximately $9,312,000 used in financing activities for the six months ended June 30, 2024.   During the six months ended June 30, 2024, we repaid the remaining principal of approximately $272,000 on the AC Midwest secured note and approximately $9,040,000 of the principal remaining on the AC Midwest unsecured note.

Table of Content

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes to such policies or estimates during the six months ended June 30, 2025.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)

Net loss	$(1,542)	$(6,147)	$(3,221)	$(9,002)

Non-GAAP adjustments:
Depreciation and amortization	105	58	176	120
Interest	-	6	-	252
Change in fair value of profit share	377	2,690	729	2,955
Income taxes	-	-	-	-
Stock based compensation	20	137	80	907

Adjusted EBITDA	$(1,040)	$(3,256)	$(2,236)	$(4,768)

Table of Content

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

Table of Content

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2025, the Company issued (i) 318,978 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.19 per share, and (ii) 318,978 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 500,000 shares of common stock at an exercise price of $0.19 per share. Such share issuances were based upon a VWAP of $0.5248 per share as determined under the terms of the options.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and where applicable, under Section 3(a)(9) of the 1933 Act.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Table of Content

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

_________________

* Filed herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRCHTECH CORP.

Dated: August 14, 2025	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

