Form 10-Q
period 2025-09-30
Birchtech Corp.
filed 2025-11-13
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 96,866,109 outstanding as of November 13, 2025.

BIRCHTECH CORP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 or applicable Canadian securities laws (collectively, “forward-looking statements”). Forward-looking statements reflect management’s current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. Forward-looking statements are generally identified by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.  Such risks include, without limitation, the following:

•	changes in general economic and business conditions;
•	risks related to our industry, including regulatory changes and competitive pressures;
•	the loss of major customers;
•	dependence and availability and retention of key suppliers;
•	risks related to advancement in technologies;
•	lack of diversification in our business;
•	risks related to intellectual property, including the ability to protect intellectual property and the success of any patent litigation;
•	changes in demand for coal as a fuel source for electricity production;
•	development and growth of our new technologies, particularly in the water treatment market;
•	ability to retain key personnel;
•	the potential that dividends may never be declared;
•	varied, and, at times, limited trading activity for our common stock;
•	volatility in our stock price; and
•	other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 with the U.S. Securities and Exchange Commission, and in other filings with the Securities and Exchange Commission or Canadian securities regulators.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

ASSETS
Current assets
Cash	$1,768,227	$3,456,082
Accounts receivable	3,630,790	1,823,232
Inventory	498,168	621,813
Prepaid expenses and other assets	130,229	198,185
Total current assets	6,027,414	6,099,312

Security deposits	6,615	6,615
Deferred offering costs	207,500	-
Property and equipment, net	2,279,802	2,350,688
Right of use asset - operating lease	271,078	305,142
Intellectual property, net	1,346,013	1,499,463
Total assets	$10,138,422	$10,261,220

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses (related party $50,471 and $37,500 at September 30, 2025 and December 31, 2024, respectively)	$3,191,020	$1,702,998
Current portion of operating lease liability	48,846	42,733
Customer credits	167,000	167,000
Accrued salaries	26,773	39,280
Profit share liability – related party	7,620,525	6,853,858
Total current liabilities	11,054,164	8,805,869

Operating lease liability, net of current portion	225,925	263,490
Total liabilities	11,280,089	9,069,359

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized 96,866,109 and 96,178,153 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively.	96,866	96,178
Additional paid-in capital	73,947,827	73,848,919
Accumulated deficit	(75,186,360)	(72,753,236)

Total stockholders’ (deficit) equity	(1,141,667)	1,191,861

Total liabilities and stockholders’ (deficit) equity	$10,138,422	$10,261,220

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Product revenue	$4,715,874	$5,092,123	$10,637,304	$11,479,147
License revenue	2,600,000	133,125	3,125,000	273,750
Other revenue	46,015	11,742	74,507	87,292
Revenues	7,361,889	5,236,990	13,836,811	11,840,189

Cost of sales	(3,329,638)	(3,642,071)	(7,602,136)	(8,056,386)

Gross profit	4,032,251	1,594,919	6,234,675	3,783,803

Operating expenses:
Research and development expenses	(473,303)	-	(1,335,464)	-
Selling, general and administrative expenses (related party of $112,500, $269,467, $337,500 and $635,864)	(2,748,100)	(2,702,350)	(6,616,663)	(10,863,236)
Total operating expenses	(3,221,403)	(2,702,350)	(7,952,127)	(10,863,236)
Operating income (loss)	810,848	(1,107,431)	(1,717,452)	(7,079,433)

Other income (expense)
Interest expense (related party of $Nil, $Nil, $Nil and $245,817)	-	(7,356)	(54)	(258,990)
Loss on change in fair value of profit share and unsecured note	(37,619)	282,382	(766,667)	(2,672,252)
Interest income	15,412	80,656	66,222	257,483
Total other income (expense)	(22,207)	355,682	(700,499)	(2,673,759)
Income (Loss) before provision for income taxes	788,641	(751,749)	(2,417,951)	(9,753,192)

(Provision for) benefit from income taxes	(629)	294,203	(15,173)	293,857

Net income (loss)	$788,012	$(457,546)	$(2,433,124)	$(9,459,335)

Net income (loss) per common share
Basic net income (loss) per share	$0.01	$(0.00)	$(0.03)	$(0.10)
Diluted net income (loss) per share	$0.01	$(0.00)	$(0.03)	$(0.10)

Weighted average common shares outstanding
Basic	96,866,109	96,125,797	96,449,742	94,992,520
Diluted	98,000,381	96,125,797	96,449,742	94,992,520

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2025	96,178,153	$96,178	$73,848,919	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	50,000	50	(50)	-	-

Share based payments	-	-	60,527	-	60,527

Net loss	-	-	-	(1,679,220)	(1,679,220)

Balance - March 31, 2025	96,228,153	$96,228	$73,909,396	$(74,432,456)	$(426,832)

Stock issued for cashless exercise of options	637,956	638	(638)	-	-

Share based payments	-	-	19,428	-	19,428

Net loss	-	-	-	(1,541,916)	(1,541,916)

Balance – June 30, 2025	96,866,109	$96,866	$73,928,186	$(75,974,372)	$(1,949,320)

Share based payments	-	-	19,641	-	19,641

Net income	-	-	-	788,012	788,012

Balance – September 30, 2025	96,866,109	$96,866	$73,947,827	$(75,186,360)	$(1,141,667)

	Three and Nine Months Ended September 30, 2024
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2024	94,360,107	$94,360	$61,917,119	$(61,951,125)	$60,354

Stock issued for cashless exercise of options	9,285	9	(9)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	770,216	-	770,216

Net loss	-	-	-	(2,854,875)	(2,854,875)

Balance - March 31, 2024	94,369,392	$94,369	$73,514,521	$(64,806,000)	$8,802,890

Stock issued for cashless exercise of options	1,664,797	1,665	(1,665)	-	-

Stock issued for cashless exercise of warrants	20,186	20	(20)	-	-

Share based payments	-	-	136,778	-	136,778

Net loss	-	-	-	(6,146,914)	(6,146,914)

Balance – June 30, 2024	96,054,375	$96,054	$73,649,614	$(70,952,914)	$2,792,754

Stock issued for cashless exercise of options	32,112	32	(32)	-	-

Stock issued for exercise of warrants	25,000	25	17,475	-	17,500

Stock issued for cashless exercise of warrants	66,666	67	(67)	-	-

Share based payments	-	-	133,631	-	133,631

Net loss	-	-	-	(457,546)	(457,546)

Balance – September 30, 2024	96,178,153	$96,178	$73,800,621	$(71,410,460)	$2,486,339

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Cash flows from operating activities
Net loss	$(2,433,124)	$(9,459,335)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock-based compensation	99,596	1,040,625
Amortization of discount of notes payable	-	241,444
Amortization of right to use assets	34,064	23,380
Amortization of patent rights	153,450	153,450
Depreciation expense	94,281	8,159
Non-cash interest income	(26,280)	(44,214)
Loss on change in fair value of profit share	766,667	2,672,252
Changes in operating assets and liabilities
Accounts receivable	(1,781,278)	617,815
Deferred offering costs	(207,500)	-
Income tax receivable	-	(144,465)
Inventory	123,645	(91,248)
Prepaid expenses and other assets	67,956	(51,881)
Accrued salaries	(12,507)	563,742
Accounts payable and accrued liabilities	1,488,022	1,568,918
Income tax payable	-	(350,087)
Operating lease liability	(31,452)	(23,340)
Net cash used in operating activities	(1,664,460)	(3,274,785)

Cash flows used in investing activities
Purchase of property and equipment	(23,395)	(702,024)
Net cash used in investing activities	(23,395)	(702,024)

Cash flows used in financing activities
Repayment of unsecured notes payable		(12,314,895)
Repayment of secured notes payable	-	(271,686)
Proceeds from exercise of stock options	-	17,500
Net cash used in financing activities	-	(12,569,081)

Net decrease in cash and cash equivalents	(1,687,855)	(16,545,890)

Cash and cash equivalents - beginning of period	3,456,082	20,939,762

Cash and cash equivalents - end of period	$1,768,227	$4,393,872

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$3,939
Income taxes	$15,173	$200,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$-	$10,827,195
Recognition of ROU asset and operating lease liability	$-	$231,343

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the unaudited condensed consolidated financial statements, the Company had a net loss of approximately $2.4 million and cash used in operating activities of $1.7 million for the nine months ended September 30, 2025; had cash of approximately $1.8 million at September 30, 2025; and an accumulated deficit of approximately $75.2 million at September 30, 2025.  The Company’s working capital deficiency at September 30, 2025 was approximately $5.0 million.  The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2025, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three and nine months ended September 30, 2025 and 2024.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at September 30, 2025 and December 31, 2024. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2025 and December 31, 2024 due to their short-term maturities.

At September 30, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability at December 31, 2024 was also calculated using a discounted cash flow model based on estimated future cash payments. At September 30, 2025 and December 31, 2024, the fair value of the profit share liability was determined on a Level 3 measurement. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,620,525	$-	$-	$7,620,525
Total Liabilities	$7,620,525	$-	$-	$7,620,525

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,853,858	$-	$-	$6,853,858
Total Liabilities	$6,853,858	$-	$-	$6,853,858

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

Disaggregation of Revenue

The Company generated revenue for the three and nine months ended September 30, 2025 and 2024 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three and nine months ended September 30, 2025, the Company recognized $2,600,000 and $3,125,000, respectively (2024 - $133,125 and $273,750, respectively) of revenue for licenses for which revenue was recognized at a point in time and $0 (2024 - $0) for licenses for which revenue was recognized over time.

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

The following table presents disaggregated sales based on the type of revenue for the three and nine months ended September 30, 2025 and 2024. All sales were in the United States.

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Product revenue	$4,715,874	$5,092,123
License revenue	2,600,000	133,125
Demonstrations & Consulting revenue	27,070	9,000
Equipment revenue	18,945	2,742
	$7,361,889	$5,236,990

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Product revenue	$10,637,304	$11,479,147
License revenue	3,125,000	273,750
Demonstrations & Consulting revenue	45,070	27,000
Equipment revenue	29,437	60,292
	$13,836,811	$11,840,189

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at September 30, 2025. The Company historically has not experienced significant uncollectible accounts receivable. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0, and the Company recorded $0 for credit losses for both the nine months ended September 30, 2025 and 2024.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2021.

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

Basic and Diluted Income (Loss) Per Common Share

Income (loss) per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There are 1,134,272 dilutive stock options for the three months ended September 30, 2025 as the Company reported net income for the period. There were no dilutive potential common shares for the nine months ended September 30, 2025 or the three or nine months ended September 30, 2024, because the Company incurred a net loss and basic and diluted losses per common share are the same.

We calculate basic earnings per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Basic:
Net Income (Loss)	788,012	(457,546)	(2,433,124)	(9,459,549)
Weighted-average shares outstanding	96,866,109	96,125,797	96,449,742	94,992,520
Basic	$0.01	(0.00)	$(0.03)	$(0.10)

Diluted:
Net Income (Loss)	788,012	(457,546)	(2,433,124)	(9,459,549)
Weighted-average shares outstanding	96,866,109	96,125,797	96,449,742	94,992,520
Effect of diluted securities – stock options	1,134,272	-	-	-
Weighted-average shares used in the calculation of diluted earnings per share	98,000,381	96,125,797	96,449,742	94,992,520
Diluted earnings (loss) per share	0.01	(0.00)	$(0.03)	$(0.10)

Total common stock equivalents excluded from dilutive loss per share are as follows:

	September 30,	September 30,
	2025	2024

Stock options	7,775,000	9,300,000
Warrants	-	775,000
Restricted stock units	-	50,000
Total common stock equivalents excluded from dilutive loss per share	7,775,000	10,125,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2025 and December 31, 2024 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2025 and December 31, 2024, the Company had $1,268,227 and $2,956,082, respectively, in excess of FDIC limits.

Customer and Supplier Concentration

For the nine months ended September 30, 2025, three customers represented 26%, 10%, and 10% of the Company’s revenues, and for nine months ended September 30, 2024, three customers represented 36%, 17%, and 11% of the Company’s revenues.

At September 30, 2025, two customers represented 28% and 27% of the Company’s accounts receivable, and at December 31, 2024, three customers represented 32%, 26% and 9% of the Company’s accounts receivable

For the nine months ended September 30, 2025, 91% of the Company’s purchases related to two suppliers.  For the nine months ended September 30, 2024, 85% of the Company’s purchases related to two suppliers. At September 30, 2025 and 2024, 75% and 72% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

On July 30, 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025-05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company does not expect the application of this standard will have a material impact on its financial statements and related disclosures.

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Raw Materials	$111,036	$169,527
Finished Goods	387,132	452,286
	$498,168	$621,813

Note 5 - Property and Equipment, Net

Property and equipment at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024

Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	117,512	117,512
Trucking equipment	911,377	911,377
Lab equipment	747,469	725,626
Office equipment, computer equipment and software	3,426	1,874
Total equipment	2,876,763	2,853,368

Less: accumulated depreciation	(2,141,961)	(2,047,680)
Construction in process	1,545,000	1,545,000
Property and equipment, net	$2,279,802	$2,350,688

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended September 30, 2025 and 2024, depreciation expense was $42,819 and $6,581, respectively.  During the nine months ended September 30, 2025 and 2024, depreciation expense was $94,281 and $8,159, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,722,982)	(1,569,532)
Intellectual property, net	$1,346,013	$1,499,463

Amortization expense for the three months ended September 30, 2025 and 2024 was $51,150 and $51,150, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $153,450 and $153,450, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2025 (remaining)	$51,250
December 31, 2026	204,600
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
Thereafter	476,363
Total	$1,346,013

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

As of September 30, 2025 and December 31, 2024, total principal of $0 and $0, respectively, was outstanding on this note. Interest expense for the three months ended September 30, 2025 and 2024 was $0 and $0, respectively.  Interest expense for the nine months ended September 30, 2025 and 2024 was $0 and $4,279, respectively.

Amortized discount recorded as interest expense for the three months ended September 30, 2025 and 2024 was $0 and $0, respectively.  Amortized discount recorded as interest expense for the nine months ended September 30, 2025 and 2024 was $0 and $32,220, respectively. As of September 30, 2025 and December 31, 2024, the unamortized balance of the discount was $0 and $0, respectively.

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

Amortized discount recorded as interest expense for the three months ended September 30, 2025 and 2024 was $0 and $0, respectively.  Amortized discount recorded as interest expense for the nine months ended September 30, 2025 and 2024 was $0 and $209,224, respectively As of September 30, 2025 and December 31, 2024 the unamortized balance of the discount was $0 and $0, respectively.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The fair value of the Profit Share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the Profit Share liability.  At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the Profit Share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400.  The discounted cash flow model assumptions used at September 30, 2025 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%.The discounted cash flow model assumptions used at December 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the nine months ended September 30, 2025 and the year ended December 31, 2024:

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	3,839,100
Profit Share as of December 31, 2024	$6,853,858

Profit Share as of January 1, 2025	$6,853,858
Loss on change in fair value of profit share	766,667
Profit Share as of September 30, 2025	$7,620,525

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and the Company incurred $112,500 and $116,667 for the three months ended September 30, 2025 and 2024, respectively, and $337,500 and $318,944, respectively, for legal services rendered and disbursement incurred for the nine months ended September 30, 2025 and 2024. David M. Kaye, a Director of the Company, is a partner of the law firm.  At September 30, 2025 and December 31, 2024, $37,500 and $37,500, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and ending December 31, 2025, and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024.  Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President.  The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein.  For the three months ended September 30, 2025 and 2024, Dakin incurred $0 and $37,500 license fees.  For the nine months ended September 30, 2025 and 2024, Dakin incurred $0 and $112,500 license fees.   At September 30, 2025 and December 31, 2024, $0 and $0 was owed to Dakin for license fees.

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

For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recorded an operating lease right of use asset and liabilities as follows:

	September 30,	December 31,
	2025	2024

Right of use asset - operating lease	$271,078	$305,142
Current portion of operating lease liability	48,846	42,733
Operating lease liability	274,771	306,223

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2026	$84,696
2027	86,392
2028	88,512
2029	66,036
2030	40,480
Thereafter	4,201
Total	370,317
Less discount	(95,546)
Total lease liabilities	274,771
Less current portion	(48,846)
Operating lease obligation, net of current portion	$225,925

The weighted average remaining lease term for operating leases is 4.45 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the nine months ended September 30, 2025 and 2024, payments on lease obligations were $62,550 and $36,550, respectively, and amortization of the right of use assets was $34,064 and $23,380, respectively.

For the nine months ended September 30, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s unaudited condensed consolidated statements of operations:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Operating lease costs	$65,162	$36,750

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. In addition, on September 25, 2025, the Court issued a Memorandum Opinion and Order that denied the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement. The Company is awaiting the Court’s determination as to the final judgment.

2024-2025 Patent Infringement Actions

In July 2024, the Company commenced three additional patent infringement lawsuits in U.S. District Courts in Arizona, Iowa and Missouri against multiple utilities and related entities. These actions allege willful infringement of the Company’s patents related to mercury emissions control. Named as defendants in the action filed in the U.S. District Court for the District of Arizona were Tucson Electric Power Co., San Carlos Resources, Inc., Salt River Project Agricultural Improvement and Power District, Tri-State Generation and Transmission Association, Inc., Springerville Unit 3 Holding LLC, and Springerville Unit 3 Partnership LP. Named as defendants in the action filed in the U.S. District Court for the Southern District of Iowa were Berkshire Hathaway Energy Company, MidAmerican Energy Company, PacifiCorp, Alliant Energy Corporation, Interstate Power and Light Company, and Wisconsin Power and Light Company, and named as defendants in the action filed in the U.S. District Court for the Eastern District of Missouri were Ameren Corp. and Union Electric Co.

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

On December 17, 2024, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of the three lawsuits in the U.S. District Court for the Southern District of Iowa for coordinated pretrial proceedings. In January 2025, the Company initiated an additional infringement suit in the Western District of Missouri against several Evergy-affiliated entities. Named as defendants in the action were Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc. One of such defendants was dismissed from the Western District of Missouri action and named as a defendant in a separate case commenced in the U.S. District Court for the District of Kansas. Such cases were transferred to the Iowa court pursuant to the existing transfer order.

Between January and July 2025, certain defendants in the consolidated Iowa actions filed inter partes review (“IPR”) petitions with the U.S. Patent and Trademark Office seeking to invalidate various asserted claims.

Effective as of August 5, 2025, the Company entered into separate agreements with two utilities, which are affiliated with each other, and named as defendants in the Southern District of Iowa action. In addition, as of September 9, 2025, the Company entered into an agreement with a utility and its affiliated entities, named as defendants in the Western District of Missouri and District of Kansas actions. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with certain designated coal-fired power plants operated by them. Each agreement includes a one-time license fee. The agreements effective as of August 5, 2025 entered into with the two utilities, provide the Company with the right to be included in each utility’s bidding process for certain product supply for mercury emissions capture at such party’s operated power plants. Such two utilities have also agreed to withdraw from the IPR petitions.

Effective as of September 30, 2025, the Company entered into an agreement with another utility not named as a defendant in the Company’s patent litigations, but a party to the IPR petitions filed with the U.S. Patent and Trademark Office. Such agreement provides such utility and its affiliates with a with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with a certain designated coal-fired power plant operated by them. Such agreement includes a one-time license fee and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant. Such party has agreed to withdraw from IPR petitions.

Effective as of October 15, 2025, the Company entered into an agreement with another utility named as a defendant in the Southern District of Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliates and provides for their withdrawal from related proceedings. As a result of this and the other agreements described above, the Company and several defendants have resolved their respective claims, and those defendants have been dismissed from the applicable actions. There remain two utilities in the consolidated Iowa actions.

As described above, between January and July 2025, certain defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) granted the institution of the review of certain of the Company’s asserted patents. On October 13, 2025, the Court in the consolidated Iowa actions ruled to stay the litigation pending completion of the IPR process in the PTAB. No assurance can be given as to the ultimate outcome of these proceedings.

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended September 30, 2025 and 2024, stock-based compensation expense amounted to $19,641 and $133,361, respectively. For the nine months ended September 30, 2025 and 2024, stock-based compensation expense amounted to $99,596 and $1,040,625, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. Such amendments were made in accordance with the requirements of the TSX Venture Exchange. The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 14,078,459, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 4,775,000 additional shares of common stock. (On July 3, 2023, there were 4,775,000 options and no other types of awards outstanding under the 2014 Plan.) On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan which amendments were made in connection with the listing of the Company’s shares on the Toronto Stock Exchange (“TSX”) and graduation from the TSX Venture Exchange to the TSX. As of September 30, 2025, there were 6,266,306 shares remaining available for issuance under the 2017 Plan.

Common Stock

On November 8, 2022, the Company issued a total of 3,000,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares became fully vested on November 8, 2024. The expense for the nine months ended September 30, 2025 and 2024 was $0 and $364,000, respectively.

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three and nine months ended September 30, 2025, there were no repurchases made under the program.

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

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.51 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date. The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $57,857 of expenses during the nine months ended September 30, 2025. The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

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

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
December 31, 2024	9,300,000	$0.58	1.75	12,500

Grants	350,000	0.52
Expirations	(875,000)	0.33
Exercised	(1,000,000)	0.19
September 30, 2025	7,775,000	$0.66	1.36	1,062,500

Options exercisable at:
September 30, 2025	7,650,000	0.66	1.34	1,034,750

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.73 as of September 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the nine months ended September 30, 2025 include none that were exercised for cash and 1,000,000 that were cashless exercises.  Stock options exercised during the nine months ended September 30, 2024 include none that were exercised for cash and 3,581,781 which were cashless exercises.

Restricted Share Units

On January 15, 2024, the Company granted 50,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the nine months ended September 30, 2025 and 2024 was $1,668 and $30,867, respectively.

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

There were no warrants outstanding as of December 31, 2024 and September 30, 2025, and no warrants were issued or exercised during the nine months ended September 30, 2025 and 2024.

Note 12 – Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at September 30, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

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

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Material sales	4,715,874	5,092,123	10,637,304	11,479,147
License fees	2,600,000	133,125	3,125,000	273,750
Other revenues	46,015	11,742	74,507	87,292
Total revenues	$7,361,889	$5,236,990	$13,836,811	$11,840,189

Material costs	(2,557,924)	(2,829,784)	(5,736,069)	(6,055,177)
Blending and milling	(110,518)	(127,786)	(268,643)	(312,410)
Shipping	(339,987)	(417,997)	(821,308)	(941,768)
Other cost of goods sold	(197,856)	(151,095)	(452,507)	(417,317)
Compensation and benefits	(1,219,307)	(1,031,223)	(3,664,564)	(5,284,900)
Stock-based compensation	(19,641)	(133,631)	(99,596)	(1,040,625)
Amortization and depreciation	(105,667)	(64,830)	(281,796)	(184,989)
Consulting fees	(344,043)	(103,057)	(911,017)	(403,197)
Professional fees	(1,387,156)	(963,256)	(2,409,608)	(3,056,291)
General and administrative	(203,872)	(511,456)	(732,212)	(1,198,807)
Change in fair value of profit share	(37,619)	282,381	(766,667)	(2,672,253)
Interest expense	-	(7,356)	(54)	(258,990)
Income tax benefit (expense)	(1,611)	283,898	(37,391)	269,717
Research and development	(64,088)	-	(154,725)	-
Interest income	15,412	80,656	66,222	257,483
Segment net loss	788,012	(457,546)	(2,433,124)	(9,459,335)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-

Consolidated net loss	$788,012	(457,546)	(2,433,124)	(9,459,335)

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

Mercury Emissions

We provide mercury capture solutions for coal-fired power plants driven by our patented two-part SEA® process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. North America is currently the largest market for our emissions technologies. The market for mercury removal from power plant emissions in the United States have largely been driven by federal regulations. The MATS rule, proposed by the EPA in May 2011 and which became effective in April 2012, is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Our mercury removal technologies and systems achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

In April 2023, the EPA issued a proposal to strengthen and update MATS. Such proposal was finalized and published in May 2024 with an effective date of July 8, 2024 which, among other things, strengthens and updates MATS for coal-fired power plants and tightens the emission standard for mercury for existing lignite-fired power plants to a level that is aligned with the mercury standard that other coal-fired power plants have been achieving under MATS.

On March 12, 2025, the newly appointed EPA administrator under the Trump Administration announced plans to roll back dozens of environmental regulations including the reconsideration of the MATS regulation. On April 8, 2025, President Trump signed a Proclamation exempting certain stationary sources, identified in Annex 1 of the Proclamation, from compliance with the 2024 updated MATS Rule. As set out in the Proclamation, the President’s exemption lasts for a period of two years beyond the updated Rule’s compliance date (i.e., for the period beginning July 8, 2027, and concluding July 8, 2029). During the two-year period these stationary sources identified in Annex 1 are subject to the compliance obligations that they are currently subject to under MATS as the MATS Rule existed prior to the 2024 update. Annex 1 identifies 47 plant owners and over 60 power plants provided such exemption, which list includes a number of our customers.

In June 2025, the EPA proposed to repeal certain amendments finalized in 2024 to the MATS Rule and return compliance obligations to the MATS standards which existed prior to the 2024 update. The EPA intends to finalize action on this proposal by December 2025.

Water Treatment

In April 2024, the EPA under the Biden Administration issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful PFAS, also known as “forever chemicals”. The Rule established legally enforceable MCLs for six PFAS in drinking water: PFOA, PFOS, PFHxS, PFNA, and HFPO-DA as contaminants with individual MCLs, and PFAS mixtures containing at least two or more of PFHxS, PFNA, HFPO-DA, and PFBS using a Hazard Index MCL to account for the combined and co-occurring levels of these PFAS in drinking water. Under the Rule, public water systems must monitor these PFAS and must complete initial monitoring by 2027, followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027.

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

As part of this strategic pivot, we have invested in the commissioning of two state-of-the-art laboratory facilities—one in Pennsylvania and one in North Dakota—referred to as our “Design Centers.” The Design Centers are dedicated sites for water treatment innovation and development. Together, we believe these facilities represent the only known facilities that have integrated capability in North America to thermally reactivate spent GAC under controlled conditions and subsequently conduct RSSCTs to directly compare reactivated GAC performance against virgin carbon counterpart. This combination allows us to evaluate reactivated GAC as a sustainable and cost-effective alternative to virgin carbon and address key water utility questions including how to optimize media changeout schedules, strategies to reduce operational costs, and provide lab-based validation of treatment performance for PFAS and other contaminants.

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

On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, the EPA also announced its intent to extend the PFOA and PFOS MCL compliance deadlines and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA (commonly known as GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the Safe Drinking Water Act process.

In light of evolving water regulations and funding dynamics, we believe the Company is well positioned to capture a meaningful share in the rapidly growing water treatment sector.

Additional Information

In May 2024, we announced the appointment of David Mazyck to head our new business line to address the potable (drinking) water market with new sorbent technologies under development. In June 2025, he was appointed our Executive Director of Innovation and Commercialization. In addition, in May 2024, we announced the appointment of Dennis Baranik as Director of National Sales. Mr. Baranik oversees product sales and IP licensing in the Company’s core business for mercury emissions capture as well as support both product and business development for the water market. Also, in June 2025, we announced the appointment of Christopher Rinaldi as Director of Strategic Operations, with a focus on our water treatment business.

Effective on October 17, 2024, as part of our rebranding, we changed our corporate name from Midwest Energy Emissions Corp. to Birchtech Corp. pursuant to a certificate of amendment to our certificate of incorporation filed with the State of Delaware, and on October 17, 2024 our common stock commenced trading under the ticker symbol “BCHT”.

On October 9, 2024, we received conditional approval to list our shares of common stock on the TSX and graduate from the TSXV to the TSX. On November 12, 2024, our shares commenced trading on the TSX under the ticker symbol “BCHT”.

Other Recent Developments

On February 27, 2024, and pursuant to a Debt Restructuring Agreement entered into on such date with AC Midwest Energy LLC (“AC Midwest”), we made an approximate $9.0 million principal payment against an approximate $13.2 million unsecured note held by AC Midwest and repaid in full the remaining principal balance of approximately $272,000 due on a secured note held by AC Midwest. As part of the restructuring, we negotiated a reduction in the profit participation preference held by AC Midwest from approximately $17.7 million to $7.9 million (the “Restructured Profit Share”). Such Restructured Profit Share is “non-recourse” and shall only be paid from net litigation proceeds from claims relating to our intellectual property. In addition, pursuant to the Debt Restructuring Agreement, in March 2024, we were able to facilitate the private sale of certain shares of common stock held by AC Midwest and received a $960,000 credit toward the remaining balance due on the unsecured note. In August 2024, we repaid in full the remaining principal balance of approximately $3.2 million due on the unsecured note held by AC Midwest. As a result, the only remaining debt obligation to AC Midwest is the “non-recourse” Restructured Profit Share.

Following a five-day trial, on March 1, 2024, we were awarded a $57.1 million patent infringement verdict by a federal jury in the U.S. District Court for the District of Delaware against a remaining group of defendants in the lawsuit commenced by us in 2019. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. In addition, on September 25, 2025, the Court issued a Memorandum Opinion and Order that denied the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement. We are awaiting the Court’s determination as to the final judgment.

In July 2024, we commenced three additional patent infringement lawsuits in U.S. District Courts in Arizona, Iowa and Missouri against multiple utilities and related entities. These actions allege willful infringement of our patents related to mercury emissions control. In October 2024, we entered into an agreement with one of the utility defendants and an affiliated entity in the Arizona action, and in January 2025, we entered into an agreement with another utility named in the Arizona action. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to our two-part SEA® process for use in connection with a certain designated coal-fired power plant operated by them. The agreements include one-time license fees which have been received by us. One agreement provides us with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant and the other agreement provides us with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

On December 17, 2024, the U.S. Judicial Panel on Multidistrict Litigation ordered the consolidation of the three lawsuits in the U.S. District Court for the Southern District of Iowa for coordinated pretrial proceedings. In January 2025, we initiated an additional infringement suit in the Western District of Missouri against several Evergy-affiliated entities. One of such defendants was dismissed from the Western District of Missouri action and named as a defendant in a separate case commenced in the U.S. District Court for the District of Kansas. Such cases were transferred to the Iowa court pursuant to the existing transfer order.

Between January and July 2025, certain defendants in the consolidated Iowa actions filed IPR petitions with the U.S. Patent and Trademark Office seeking to invalidate various asserted claims.

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three and nine months ended September 30, 2025, there were no repurchases made under the program.

Effective as of August 5, 2025, we entered into separate agreements with two utilities, which are affiliated with each other, and named as defendants in the Southern District of Iowa action. In addition, as of September 9, 2025, we entered into an agreement with a utility and its affiliated entities, named as defendants in the Western District of Missouri and District of Kansas actions. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to our two-part Sorbent Enhancement Additive (SEA®) process for use in connection with certain designated coal-fired power plants operated by them. Each agreement includes a one-time license fee. The agreements effective as of August 5, 2025 entered into with the two utilities, provide us with the right to be included in each utility’s bidding process for certain product supply for mercury emissions capture at such party’s operated power plants. Such utilities have also agreed to withdraw from the IPR petitions.

Effective as of September 30, 2025, we entered into an agreement with another utility not named as a defendant in our patent litigations, but a party to the IPR petitions filed with the U.S. Patent and Trademark Office. Such agreement provides such utility and its affiliates with a with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with a certain designated coal-fired power plant operated by them. Such agreement includes a one-time license fee and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant. Such party has agreed to withdraw from IPR petitions.

Effective as of October 15, 2025, we entered into an agreement with another utility named as a defendant in the Southern District of Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliates and provides for their withdrawal from related proceedings. As a result of this and the other agreements described above, the Company and several defendants have resolved their respective claims, and those defendants have been dismissed from the applicable actions. There remain two utilities in the consolidated Iowa actions.

As described above, between January and July 2025, certain defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) granted the institution of the review of certain of the Company’s asserted patents. On October 13, 2025, the Court in the consolidated Iowa actions ruled to stay the litigation pending completion of the IPR process in the PTAB. No assurance can be given as to the ultimate outcome of these proceedings.

Results of Operations

Revenues

We generated revenues of approximately $7,362,000 and $5,237,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $13,837,000 and $11,840,000 for the nine months ended September 30, 2025 and 2024, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $4,716,000 and $5,092,000 for the three months ended September 30, 2025 and 2024, respectively and approximately $10,637,000 and $11,479,000 for the nine months ended September 30, 2025 and 2024, respectively. Revenues from product sales can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The decrease in product sales from the prior year was primarily due to the mix of plants running, unexpected customer forced outages and products sold in the first nine months of 2025 resulting in decreased product revenues for the nine months ended September 30, 2025 compared to the prior year period. This decrease was offset by an increase in licensing revenues for the nine months ended September 30, 2025 compared to September 30, 2024, resulting in an overall increase in the revenues for the nine months ended September 30, 2025 compared to the prior year period.

Licensing revenues were approximately $2,600,000 and $133,000 for the three months ended September 30, 2025 and 2024, respectively and approximately $3,125,000 and $274,000 for the nine months ended September 30, 2025 and 2024, respectively. Such increase was primarily due to new licensing agreements which were entered into during the nine months ended September 30, 2025 with primarily utility defendants.

Other revenues, consisting of demonstration, consulting and equipment sales, for the three months ended September 30, 2025 and 2024 were approximately $46,000 and $12,000, respectively and approximately $75,000 and $87,000 for the nine months ended September 30, 2025 and 2024, respectively. Other revenues have not been material in relation to total revenues.

Cost of Sales

Cost of sales were approximately $3,330,000 and $3,642,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $7,602,000 and $8,056,000 for the nine months ended September 30, 2025 and 2024, respectively. This decrease in cost of sales of approximately $454,000 for the nine months ended September 30, 2025 was primarily attributable to decreased product sales in the first nine months of 2025 compared to the prior year period, together with a change in the mix of products sold in the first nine months of 2025 compared to the first nine months of 2024.

Gross Profit

Gross profit was approximately $4,032,000 and $1,595,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $6,235,000 and $3,784,000 for the nine months ended September 30, 2025 and 2024. The increase in gross profit for the three and nine months ended September 30, 2025 was primarily due to significantly higher licensing revenues in 2025 compared to 2024, which typically carry higher margins than product sales, thus contributing to the overall improvement in gross profit.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2025 and SG&A and in 2024. Operating expenses decreased significantly in the nine months ended September 30, 2025 compared to the prior year period, despite incurring costs related to the development of the Company’s water treatment business. SG&A expenses were approximately $2,748,000 and $2,702,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $6,617,000 and $10,863,000 for the nine months ended September 30, 2025 and 2024, respectively. Total SG&A expenses decreased in the first nine months of 2025 compared to the prior year period, as a result of variances in individual categories. This included decreases in salaries and wages, professional fees and consulting fees. The decrease in salaries and wages was primarily due to the payment of bonus compensation in the first nine months of 2024 for which there were no comparable expenses in the first nine months of 2025, along with greater stock-based compensation in the first nine months of 2024 compared to the comparable period in 2025. The decrease in professional fees was primarily due to lower legal fees in the first nine months of 2025 in connection with the Company’s patent litigation compared to the prior year period which had greater legal fees due to trial preparation and the jury trial in the U.S. District Court for the District of Delaware.

Total R&D expenses were approximately $473,000 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $1,335,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in the first nine months of 2025 compared to the prior year period as the Company had not incurred any research related costs during the first nine months of 2024. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Income (Loss)

Our operating income was approximately $811,000 for the three months ended September 30, 2025 compared to a loss of $1,107,000 for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, we had an operating loss of approximately $1,717,000 and $7,079,000, respectively. Such decrease in operating loss was primarily due to our increased license fee revenue in 2025 compared to 2024 coupled with a decrease in total operating expenses during the first nine months of 2025 as discussed above.

Other Income (Expense)

Interest expense related to the financing of capital was approximately $Nil and $7,000 for the three months ended September 30, 2025 and 2024, respectively, and $54 and $259,000 for the nine months ended September 30, 2025 and 2024, respectively. The approximate breakdown of interest expense for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)

Interest expense on notes payable	$-	$-	$-	$4
Amortization of discount of notes payable	-	-	-	242
Other interest	-	7	-	13

	$-	$7	$-	$259

Gain (Loss) on change in fair value of profit share liability and unsecured note was approximately $(38,000) and $282,000 for the three months ended September 30, 2025 and 2024, respectively, and $(767,000) and $(2,672,000) for the nine months ended September 30, 2025 and 2024, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the unaudited condensed consolidated financial statements).

Net Income (Loss)

For the three months ended September 30, 2025, we had a net income of approximately $788,000 compared to a net loss of approximately $458,000 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, we had a net loss of approximately $2,433,000, an improvement from a net loss of approximately $9,459,000 for the nine months ended September 30, 2024. This improvement was primarily due an increase in license fee revenues in 2025 compared to 2024, and a decrease in SG&A.

Liquidity and Capital Resource

We had approximately $1,768,000 in cash on our balance sheet at September 30, 2025 compared to approximately $3,456,000 at December 31, 2024. Total current assets were approximately $6,027,000 and total current liabilities were approximately $11,054,000 at September 30, 2025, resulting in a working capital deficiency of approximately $5,027,000. This compares to total current assets of approximately $6,099,000 and total current liabilities of approximately $8,806,000 at December 31, 2024, resulting in a working capital deficiency of approximately $2,707,000. Our accumulated deficit was approximately $75,186,000 at September 30, 2025 compared to $72,753,000 at December 31, 2024. Additionally, we had a net loss in the amount of approximately $2,433,000 and cash used in operating activities of approximately $1,664,000 for the nine months ended September 30, 2025.

Based on the Company’s current cash levels and burn rate, discussed above, the Company believes its cash and financial resources may be insufficient to meet the Company’s anticipated needs for the twelve months following the date of issuance of the financial statements for the quarterly period ended September 30, 2025, included elsewhere in this Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

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

Total Assets

Total assets were approximately $10,138,000 at September 30, 2025 versus approximately $10,261,000 at December 31, 2024. The change in total assets is primarily attributable to an approximate $1,688,000 decrease in cash, a $153,000 decrease in intellectual property, offset by an approximate $1,808,000 increase in accounts receivable.

Total Liabilities

Total liabilities were approximately $11,280,000 at September 30, 2025 versus approximately $9,069,000 at December 31, 2024. The increase is primarily attributable to an increase in accounts payable and accrued liabilities and an increase in the fair value of the non-recourse profit share liability.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used by operating activities was approximately $1,664,000 for the nine months ended September 30, 2025 compared to net cash used by operating activities of approximately $3,275,000 for the nine months ended September 30, 2024. The decrease in net cash provided by operating activities was primarily due to the following: (i) a net loss of $2.4 million for the nine months ended September 30, 2025 compared to net loss of $9.5 million for the nine months ended September 30, 2024; and (ii) certain other changes in operating assets and liabilities including accounts receivable, inventory, prepaid expenses and other assets, accrued salaries, and accounts payable and accrued liabilities.

Investing Activities

The Company had net cash used in investing activities of approximately $23,000 for the nine months ended September 30, 2025 for the purchase of lab equipment compared to net cash used in investing activities of approximately $702,000 for the nine months ended September 30, 2024 for the purchase of a truck and lab equipment.

Financing Activities

Net cash used in financing activities was approximately $Nil for the nine months ended September 30, 2025 compared to approximately $12,569,000 used in financing activities for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we repaid the remaining principal of approximately $272,000 on the AC Midwest secured note and approximately $12,195,000 of the principal remaining on the AC Midwest unsecured note.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2025.

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

The following table shows our reconciliation of net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)

Net income (loss)	$788	$(470)	$(2,433)	$(9,189)

Non-GAAP adjustments:
Depreciation and amortization	107	65	282	185
Interest	-	7	-	259
Change in fair value of profit share	39	(283)	767	2,672
Income taxes	-	-	-	-
Stock based compensation	21	134	100	1,041

Adjusted EBITDA	$955	$(547)	$(1,284)	$(5,032)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIRCHTECH CORP.

Dated: November 13, 2025	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Fiona Fitzmaurice
Fiona Fitzmaurice
Chief Financial Officer
(Principal Financial Officer)

