Form 10-K
period 2025-12-31
Birchtech Corp.
filed 2026-03-31
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

Commission file number: 000-33067

BIRCHTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0398271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1810 Jester Drive, Corsicana, Texas 75109

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (614) 505-6115

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BCHT	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $51,341,000.

The number of shares outstanding of the Common Stock ($.001 par value) of the Registrant as of the close of business on March 31, 2026 was 26,305,966.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BIRCHTECH CORP.

i

CERTAIN DEFINED TERMS

As used in this document, unless the context otherwise requires, references to:

•	“BAC” means brominated powdered activated carbon.

•	“Birchtech Corp.,” the “Company,” “we,” “us,” and “our” means Birchtech Corp. and its consolidated subsidiaries, or any or all of them, as the context may require.

•	“EGUs” means electric generating units.

•	“EPA” means the U.S. Environmental Protection Agency.

•	“ESP” means electro-static precipitators.

•	“GAC” means granular activated carbon.

•	“Hazard Index MCL” means a regulatory limit used by the EPA to address safe drinking water when mixtures of certain PFAS are present.

•	“HFPO-DA” means hexafluoropropylene oxide dimer acid, which is a specific type of chemical within the PFAS group.

•	“Hg” means mercury.

•	“MATS” means the Mercury and Air Toxics Standards established by the EPA to limit hazardous air pollutants emitted by coal- and oil-fired power plants.

•	“MCLs” means maximum contaminant levels.

•	“MW” means megawatts.

•	“NOX” means oxides of nitrogen.

•	“PAC” means powdered activated carbon.

•	“PFAS” means per-and polyfluoroalkyl substances, which are a group of synthetic chemicals also known as “forever chemicals”.

•	“PFBS” means perfluorobutanesulfonic acid, which is a specific type of chemical within the PFAS group.

•	“PFHxS” means perfluorohexane sulfonic acid, which is a specific type of chemical within the PFAS group.

•	“PFNA” means perfluorononanoic acid, which is a specific type of chemical within the PFAS group.

•	“PFOA” means perfluorooctanoic acid, which is a specific type of chemical within the PFAS group.

•	“PFOS” means perfluorooctane sulfonate, which is a specific type of chemical within the PFAS group.

•	“RSSCTs” means rapid small-scale column tests.

•	“SCR” means selective catalytic reduction.

•	“SDWA” means the U.S. Safe Drinking Water Act enacted in 1974 to protect public drinking water supplies throughout the United States.

•	“SEA®” means the Company’s proprietary sorbent enhancing additive.

•	“SOX” means oxides of sulfur.

ii

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

iii

Item 1. Business.

General

We are a provider of specialty activated carbon technologies, delivering innovative solutions for air and water purification. We provide patented and proprietary technologies for mercury emissions capture to the coal-fired utility sector, and are developing disruptive water purification technologies with a specialization on forever chemicals such as PFAS and PFOS.

Products and Services

Mercury Emissions

We provide mercury capture solutions for coal-fired power plants driven by our patented two-part SEA® process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. North America is currently the largest market for our emissions technologies. The market for mercury removal from power plant emissions in the United States has largely been driven by federal regulations. The MATS rule, proposed by the EPA in May 2011 and which became effective in April 2012, is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Our mercury removal technologies and systems achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

As part of this strategic pivot, we have invested in the commissioning of two state-of-the-art laboratory facilities—one in Pennsylvania and one in North Dakota—referred to as our “Design Centers.” The Design Centers are dedicated sites for water treatment innovation and development. Together, we believe these facilities represent the only known facilities that have integrated capability in North America to thermally reactivate spent GAC under controlled conditions and subsequently conduct RSSCTs to directly compare reactivated GAC performance against virgin carbon counterparts. This combination allows us to evaluate reactivated GAC as a sustainable and cost-effective alternative to virgin carbon and address key water utility questions including how to optimize media changeout schedules, strategies to reduce operational costs, and provide lab-based validation of treatment performance for PFAS and other contaminants.

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

On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, the EPA also announced its intent to extend the PFOA and PFOS MCL compliance deadlines to 2031 and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA/GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the SDWA process.

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

Our marketing strategy is designed to grow our mercury capture solutions in the North American region by building and maintaining the reputation and trust of our work among its customers - specifically by carrying out successful demonstrations performed with utility customers and the resulting contract awards to meet the MATS requirements in the long-term period and sustaining our operational performance with EGUs under contract - and developing new, and refining our existing, unique emissions technologies. We believe that by offering proven and innovative service offerings, we can attract more customers and partners to our services, creating a network growth effect. We expect that the continuing pursuit of infringers of our patented technologies will yield further licensing and supply agreements.

We believe that these targeted marketing initiatives are the most efficient and cost-effective strategy to sustain the growth of both new and existing customers.

As of December 31, 2025, there were 16 EGUs in the U.S. that use our SEA® technologies and buy product from us.

Other Possible Markets for Our Emissions Technologies

In May 2017, the European Union and seven of its member states ratified the Minamata Convention on Mercury. The Minamata Convention on Mercury is a global treaty to protect human health and the environment from the adverse effects of mercury. This convention was a result of three years of meeting and negotiating, after which the text of the convention was approved by delegates representing approximately 140 countries in January 2013 in Geneva. As of December 31, 2025, 153 countries have joined the Convention. It is expected that over the next few decades, this international agreement will enhance the reduction of mercury pollution from the targeted activities responsible for the major release of mercury into the environment. Specific emissions limits are being developed by the European Union, although the timing of any enactment of such is uncertain. Any such regulations may lead to additional business opportunities for our mercury control technologies within the European Union although we do not currently pursue the European market and have no present plans to enter that market in the near term.

With regard to business opportunities in China and other Asian countries, there currently exists no regulatory requirement that mandates the use of any particular mercury capture or control technology. While regulatory authorities in these regions continue to evaluate air-emissions controls more broadly, the adoption of additional mercury-specific requirements, and the extent to which such requirements could create demand for our technologies, is uncertain and may not occur.

Water Treatment

Initially, we intend to focus our marketing efforts on municipalities that have limited resources and engineering experience and offer shaped activated carbons (including reactivated GAC), testing and consulting services.

While the initial focus for our water treatment technologies will be on the potable water market, we expect that our technologies will also be valuable for industrial wastewater treatment. Industrial wastewater is the liquid waste generated by industrial activities, including manufacturing, processing, and production facilities. It often contains pollutants such as organic matter, heavy metals, chemicals, oils, and other contaminants that must be treated before being discharged into the environment or reused. We believe our water treatment technologies will be well suited to address industrial wastewater challenges, providing contaminant removal and offering a practical pathway to management treatment costs.

We are developing a carbon rejuvenation process, referred to as Carbon RejuvenationTM, focused on the thermal reactivation of spent GAC. In January 2026, we announced that we have conducted demonstrations of this process with regulated municipal water utilities at our Design Centers, which indicated that our thermally reactivated GAC performed comparably to virgin activated carbon in removing PFAS under the conditions tested. The demonstrations utilized spent GAC sourced from active utility systems and were evaluated against performance benchmarks routinely applied by those utilities. Results met expected treatment standards, which we believe supports the technical and commercial viability of our carbon rejuvenation process as an alternative to virgin carbon replacement.

Our carbon rejuvenation process is expected to restore spent granular activated carbon for reuse, reduce reliance on virgin raw materials while lowering total lifecycle costs for customers through shorter transportation distances, reduce disposal requirements, and regional reuse within utility systems. Unlike traditional centralized reactivation models, our approach will emphasize regional deployment, expected to align with utility priorities around emissions reduction, localized supply chains, capital discipline, rate stability, and infrastructure resilience. We believe this regional reactivation model represents a differentiated solution that integrates environmental benefits directly into operating economics and supports broader commercialization opportunities.

During 2026, we plan to acquire property and construct a facility dedicated to the reactivation of GAC in support of our carbon rejuvenation initiative; however, there can be no assurance that such a facility will be developed on acceptable terms, or at all.

We also recently announced our SEA-IXTM nuclear-grade ion exchange resin product line, marking the Company’s entry into the high-purity ion exchange resin market.  The SEA-IX line includes a full suite of resins engineered to meet the purity and performance requirements of nuclear power plant water systems. Due to the higher-grade specifications, SEA-IX resins are also well-suited for coal-fired power plants, industrial wastewater applications and municipal water treatment facilities.

Additional Business Opportunities

We also maintain a license with respect to certain intellectual property owned by Dakin Holdings Ltd., consisting of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants (“Dakin IP”). We believe that the Dakin IP can be an effective supplement to our mercury emissions removal business at coal-fired power plants and provide an additional revenue stream utilizing our present infrastructure. However, there can be no assurance that such license will lead to any significant revenues. For additional information, see Part III, Item 13. “Certain Relationships and Related Party Transactions, and Director Independence”.

Industry Background and Governmental Regulations

The market for mercury removal from power plant emissions in the United States has largely been driven by federal regulations.

On December 21, 2011, the EPA announced MATS for power plants in the U.S. The MATS rule is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Existing power plants were granted three years (plus a potential one-year extension in cases of hardship, ruled on by state EPAs where the plant is domiciled) from April 16, 2012 to comply with the new emission limits. The MATS rule applies to EGUs that are larger than 25 MW that burn coal or oil for the purpose of generating electricity for sale and distribution through the national electric grid to the public, and includes investor-owned units, as well as units owned by the federal government, municipalities, and cooperatives that provide electricity for commercial, industrial, and residential uses. At the time that MATS was promulgated, there were approximately 1,250 coal-fired EGUs affected by this rule. Many EGUs have since shut down as a result of regulation and competitive disadvantages to newer or gas-fired EGUs and renewable energy sources (e.g. wind and solar). We believe that at December 31, 2025, there were approximately 400 coal-fired EGUs remaining in the power market which make up the large mercury-emissions control market into which we sell.

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

On March 12, 2025, the newly appointed EPA administrator under the Trump Administration announced plans to roll back dozens of environmental regulations, including the reconsideration of the MATS regulation. On April 8, 2025, President Trump signed a Proclamation exempting certain stationary sources, identified in Annex 1 of the Proclamation, from compliance with the 2024 updated MATS Rule. As set out in the Proclamation, the President’s exemption lasts for a period of two years beyond the updated Rule’s compliance date -- i.e., for the period beginning July 8, 2027, and concluding July 8, 2029. During the two-year period, these stationary sources identified in Annex 1 are subject to the compliance obligations that they are currently subject to under MATS, as the MATS Rule existed prior to the 2024 update. Annex 1 identifies 47 plant owners and over 60 power plants provided such exemption, which list includes a number of our customers.

In June 2025, the EPA proposed to repeal certain amendments finalized in 2024 to the MATS Rule and return compliance obligations to the MATS standards which existed prior to the 2024 update. On December 23, 2025, the EPA submitted a draft of the final action to the OMB for interagency review under Executive Order 12866. On February 19, 2026, following completion of the OMB interagency review process, the EPA finalized the repeal of the 2024 amendments to the MATS Rule which returned compliance to the 2012 MATS Rule requirements.

The MATS rule identifies two subcategories of coal-fired EGUs, four subcategories of oil-fired EGUs, and a subcategory for units that combust gasified coal or solid oil (integrated gasification combine cycle, or “IGCC” units) based on the design, utilization, and/or location of the various types of boilers at different power stations. The rule includes emission standards and/or other requirements for each subcategory. The rule set nationwide emission limits estimated to reduce mercury emissions in coal-fired plants by about 90%.

In addition to the U.S. federal MATS rule, certain states currently have regulations that limit mercury emissions and are similar to or more restrictive than the MATS rule.

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

Mercury is also removed as a co-benefit by special pollution control equipment installed to remove SOX and NOX. To achieve very high levels of SOX reduction, large, complex, and expensive (with capital costs in the hundreds of millions of dollars for a medium-sized EGU) systems called scrubbers can be installed in the plant exhaust system, typically just before the flue-gas goes up the stack for release. As a co-benefit to their primary mission, scrubbers have been shown to remove significant quantities of oxidized mercury. Mercury is typically found in two basic forms in coal: elemental and oxidized. The amount of each form varies in any given seam of coal and is affected by the other natural elements (such as chlorine) which might also be present in the coal. We believe that about 30‑40% of the mercury in the post-combustion flue-gas exists in the oxidized state for power plants burning low-rank coal and about 60‑70% for power plants burning high-rank coals. Mercury is found in only trace amounts in coal making it difficult to remove from coal or from the flue-gas when combusted with the coal. It is in the burning of millions of tons of coal that these trace amounts become problematic and is why MATS was promulgated.

The other major pollution control system which contributes significantly to the co-benefits of mercury removal is an SCR system which can be installed to achieve high levels of removal of NOX. SCRs are also very large and expensive systems (costing hundreds of millions of dollars in capital costs to install on a medium-size EGU) that are typically installed just after the flue-gas exits from the unit boiler. As a co-benefit, SCRs have been shown to oxidize a considerable percentage of the elemental mercury in many types of coal. If the EGU then has a combination of an SCR and a scrubber, we estimate that the EGU might achieve an over-all reduction of 80‑85% of the mercury in power plants that burn high-rank coals. The exact level of mercury emission reductions depends on the designs of these systems, the types of coal being burned and the operations of the power plant.

We believe that a large percentage of the coal-fired EGUs in the U.S. employ some sort of sorbent injection system to achieve the very low mercury emission levels required by the MATS rule, with either the sorbent injection system as the primary removal method or such a system being employed as a supplemental system to SCR/scrubber combinations to achieve the emission limits.

In the United States, potable water treatment is regulated primarily by the EPA under the SDWA. The SDWA was originally passed by Congress in 1974 to protect public health by regulating the nation’s public drinking water supply. The law was amended in 1986 and 1996 and requires many actions to protect drinking water and its sources-rivers, lakes, reservoirs, springs, and ground water wells. (The SDWA does not regulate private wells which serve fewer than 25 individuals.) The SDWA authorizes the EPA to set national health-based standards for drinking water to protect against both naturally-occurring and man-made contaminants that may be found in drinking water. The SDWA covers water quality standards, treatment processes, and monitoring requirements for public water systems.

The EPA has set MCLs for specific contaminants in drinking water. These include: microbial contaminants like bacteria, viruses, and protozoa (e.g., E. coli and cryptosporidium); inorganic contaminants like lead, arsenic, and nitrates; organic contaminants like pesticides and solvents; radionuclides like radon and uranium; and, disinfectants and disinfection by-products like chlorine and THMs. Water systems must treat water to meet these MCLs or achieve a level that minimizes the risk to public health.

In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful PFAS, also known as “forever chemicals”. The Rule sets limits for five individual PFAS: PFOA, PFOS, PFNA, PFHxS, and HFPO-DA/GenX). The Rule also sets a hazard index level for two or more of four PFAS as a mixture: PFNA, PFHxS, HFPO-DA, and PFBS. Under the Rule, public water systems must monitor these PFAS and must complete initial monitoring by 2027, followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. Public water systems must implement solutions by 2029 that reduce these PFAS if monitoring shows that drinking water levels exceed the MCLs set forth in the Rule. By 2029, public water systems that have PFAS in drinking water which violates one or more of these MCLs must take action to reduce levels of these PFAS in their drinking water and must provide notification to the public of the violation.

The EPA has indicated that once implemented, these limits will reduce tens of thousands of PFAS-attributable illnesses or deaths and will reduce PFAS exposure for approximately 100 million Americans served by public drinking water systems.

The EPA has indicated that compliance with this Rule is estimated to cost approximately $1.5 billion annually. The Infrastructure Investment and Jobs Act has dedicated $9 billion to help communities impacted by PFAS pollution in drinking water. In addition, another $12 billion in Infrastructure Investment and Jobs Act funding is available to communities to make general drinking water improvements, including addressing PFAS chemicals. Estimated costs include water system monitoring, communicating with customers, and, if necessary, installing treatment technologies.

On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, EPA also announced its intent to extend the PFOA and PFOS Maximum Contaminant Level compliance deadlines and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA/GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the SDWA process.

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

Patents and Trademarks

Our SEA® technology was originally developed by the University of North Dakota’s Energy and Environmental Research Center. It was tested and refined on numerous operating coal-fired EGUs, with the founder of our wholly-owned subsidiary participating with the Energy and Environmental Research Center on these tests since 2008. The Energy and Environmental Research Center Foundation, a non-profit entity, obtained patents on this technology. Between 2009 and 2017, we maintained an exclusive worldwide license with respect to this patented technology, which applied to various domestic and foreign patents and patent applications. Such formed the basis of our mercury control technology. On April 24, 2017, we acquired from The Energy and Environmental Research Center Foundation all such patent rights, including all patents and patents pending, domestic and foreign, relating to the foregoing technology.

As of December 31, 2025, our patent portfolio relating to mercury removal included 18 granted patents worldwide, consisting of 13 U.S. patents and 5 foreign patents (Canada, Europe and China), with stated expiration dates ranging from January 2026 to September 2034. Between August and October 2025, 13 U.S. Patents and 2 foreign patents relating to mercury removal expired. We continue to maintain a portfolio of patents relating to mercury removal in the U.S. and abroad.

With regard to our water treatment technologies, we have to date filed two provisional patent applications in the U.S. relating to water treatment. We have also filed two PCT applications and one U.S. patent application. However, these applications do not provide enforceable patent rights unless they are successfully granted by the PCT and U.S. Patent and Trademark Office. There is no assurance that our pending applications will result in issued patents, or that any patents granted will provide meaningful protection against competitors.

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

Raw Materials

We buy all of the raw materials needed to implement our technologies and provide our formulated products from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. When we use PAC as one component of our sorbent material, we buy it in the market from large activated carbon manufacturers. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

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

Employees

As of December 31, 2025, we had 14 full-time and 6 part-time employees. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Corporate Information

We were originally incorporated on July 19, 1983 in the State of Utah and subsequently re-domesticated as a Delaware corporation in February 2007. Effective on October 17, 2024, as part of our rebranding, we changed our corporate name from Midwest Energy Emissions Corp. to Birchtech Corp.

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

Our mercury emissions business is sometimes referred to and known as “ME2C”®, which is a trademark of the Company.

Our principal place of business is located at 1810 Jester Drive, Corsicana, Texas 75109, which location we have maintained for manufacturing and distribution of our products since 2015. Our telephone number is (614) 505‑6115. Our corporate website address is http://www.birchtech.com.

We do not incorporate the information on or accessible through our website to be part of this report. We have included our website address in this report solely as an inactive textual reference.

Reverse Stock Split

On December 23, 2025, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-5, effective December 26, 2025. Following the reverse stock split, every five (5) shares of our issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued in connection with the reverse stock split, and any shareholders who would have received fractional shares of common stock instead were rounded up to the nearest whole number of shares of common stock. The reverse stock split did not affect the number of shares of authorized common stock. The common stock began trading on a reverse stock split-adjusted basis on December 31, 2025. All share and per share information in this report, unless otherwise noted, reflect the reverse stock split.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our SEC filings are also available on our website at www.birchtech.com. Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that the aggregate market price of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and the aggregate market value of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

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

North American coal-fired electricity generating units comprise the basis of the market for our services and products. Regulations mandating or incentivizing the purchase of power from renewable energy sources (e.g., wind, solar, hydroelectric and geothermal) and/or the phasing out of coal-fired power plants could lessen the demand for electricity from such plants and overall reduce the number of coal-fired electricity generating units and the amount of coal burned, thereby decreasing the demand for our services and products which could adversely affect our business. The phasing out of coal-fired plants has already had a negative effect on our results of operations. Continued promulgation of these regulations in North America is affected by, among other things, politics, perceived environmental impact, and public favor.

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

We operate in highly competitive industries that are characterized by a diverse range of participants, including companies that operate in both the mercury capture and water treatment industries. Our major competitors in the mercury capture and water treatment markets include companies such as Arq, Inc. (formerly Advanced Emissions Solutions, Inc.), Norit Activated Carbon, Calgon Carbon Corporation, and Nalco Company LLC (also known as Nalco Water, an Ecolab company). Many of our competitors employ larger sales staff and are well established in the market with greater financial and operational resources. Our ability to compete successfully depends in part upon our ability to offer superior technology, including a superior team of technical personnel. If we are unable to maintain our competitive position, we could lose market share to our competitors, which is likely to adversely impact our financial results.

We may not be able to successfully protect our intellectual property rights.

As of December 31, 2025, our patent portfolio relating to mercury removal included 18 granted patents worldwide, consisting of 13 U.S. patents and 5 foreign patents (Canada, Europe and China), with stated expiration dates ranging from January 2026 to September 2034. Between August and October 2025, 13 U.S. Patents and 2 foreign patents relating to mercury removal expired. The patent data and expiration timelines cited above and elsewhere in this report are based on internal assessments and information currently available through third-party databases, including Google Patent Database. While we believe these sources to be generally reliable, they are subject to inherent data lags, indexing errors or incomplete coverage of foreign jurisdictions. Consequently, the actual status, enforceability or precise expiration dates of certain patents may differ from those stated. While we actively pursue new patents and technological advancements to replace expiring patents, there is no guarantee that future patents will be granted, or that they will be able to provide and/or allow us to maintain the same level of market protection. As a result, we may not be able to successfully protect proprietary aspects of our technology.

With regard to our water treatment technologies, we have to date filed two provisional patent applications in the U.S. relating to water treatment. We have also filed two Patent Cooperation Treaty (“PCT”) applications and one U.S. patent application. However, these applications do not provide enforceable patent rights unless they are successfully granted by the PCT and U.S. Patent and Trademark Office. There is no assurance that our pending applications will result in issued patents, or that any patents granted will provide meaningful protection against competitors.

We may not be successful in patent litigation.

Patent litigation, like most types of commercial litigation, can be expensive, time-consuming, and unpredictable. Any such litigation may require us to spend a substantial amount of time and money and could distract management from our day-to-day operations. There is no assurance that we will be successful in any such litigation. Moreover, in an infringement proceeding, a court may decide that one or more of our patents are not valid or enforceable, or a court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not being approved.

On March 1, 2024, following a five-day jury trial, a federal jury in the U.S. District Court for the District of Delaware (the “Court”) awarded a $57.1 million patent infringement verdict in our favor against a group of defendants (the “CERT defendants”). Nevertheless, the ultimate success in this litigation against this group of defendants still remains uncertain due to other possible factors, including, but not limited to, the results of any post-trial motions and applications, appeals and any collectability issues. Following the trial, the Court entered non-final judgments on the verdict against the defendants and the parties submitted post-trial motions relating to the jury trial. The defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest.

On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date of this report, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. As a result, there can be no assurance regarding the timing or amount of any recovery, if any, from the judgment, or that the judgment will ultimately be upheld on appeal. Interest continues to accrue on the judgment amount during the pendency of the appeal.

We are currently subject to inter partes review proceedings that could adversely affect the enforceability of our patent rights.

Certain of our patents which pertain to mercury removal from coal-fired power plants are currently the subject of inter partes review (“IPR”) proceedings before the United States Patent and Trademark Office. IPR proceedings are a mechanism by which third parties can challenge the validity of issued patents, and they have become a frequent tool used by parties seeking to invalidate patents in our industry. Even though a jury has upheld the validity of certain of our patents in the Delaware proceeding and judgment has been entered as described in the immediately preceding risk factor and in further detail under Part I, Item 3. “Legal Proceedings”, the IPR process is independent and could result in the narrowing or invalidation of some or all of the asserted claims, which could impair or eliminate our ability to enforce the judgment, collect damages or obtain other relief. While IPRs are a common feature of the U.S. patent system, we believe that our patents are valid and enforceable. We intend to actively defend our intellectual property rights, but the outcome of any administrative proceeding cannot be predicted with certainty.

We depend on third-party suppliers for materials needed to implement our technologies; availability of raw materials and volatility in price could impact our results of operations.

We buy all the raw materials needed to implement our technologies and provide uniquely formulated products from third-party suppliers. Suppliers of our raw materials include large companies that have provided materials for decades and have an international presence. We believe that we have excellent relationships with our current suppliers. If any of our suppliers should become unavailable to us for any reason, there are a number of other suppliers that we believe can be contracted with to supply the raw materials that we need. However, the availability and price of those raw materials can be impacted by factors beyond our control, including any price increases due to inflation. If such suppliers cannot meet our demand for such raw materials on a timely basis or at acceptable prices or if we are unable to offset any such increases that might occur with price adjustments to our customers, such could have a negative effect on our operations.

We are dependent on key customers and suppliers. A significant adverse change in such relationships could adversely impact our results of operations and financial condition.

For the year ended December 31, 2025, three customers represented 29%, 11%, and 9% of the Company’s revenues, and for the year ended December 31, 2024, three customers represented 32%, 13%, and 10% of the Company’s revenues. At December 31, 2025, two customers represented 51%, and14% of the Company’s accounts receivable, and at December 31, 2024, three customers represented 32%, 26% and 9% of the Company’s accounts receivable. Our customers are concentrated, so the loss of one or more key customers or a material reduction in business performed for them could cause us to experience a decline in net sales, which could adversely affect our financial results. In addition, there can be no assurance that such customers will not experience financial difficulties or other problems which could delay such customers in paying for product and services on a timely basis or at all. Any problems with such customers can be expected to have an adverse impact on our results of operations and financial condition.

For the year ended December 31, 2025, two suppliers represented 55% and 36% of the Company’s purchases. For the year ended December 31, 2024, two suppliers represented 51% and 35% of the Company’s purchases. At December 31, 2025 and 2024, 63% and 68% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive.

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

Our mercury-emissions control technologies are used by coal-fired power plants primarily in the United States. At such times that gas prices remain low for sustained periods of time or such prices drop substantially, power suppliers will likely rely more upon gas-fired units rather than coal plants in meeting their power needs. Historically, gas prices have been volatile and are likely to remain volatile in the future due to numerous factors beyond our control. Although market prices for natural gas have recently remained relatively high, we cannot predict when such prices may decline and remain low for an extended period of time which, in such event, will likely cause a weaker demand for our products. In addition, mild winter months in the U.S. will also result in less of a power demand, which will also be expected to negatively impact our operations.

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

From time to time, we may be faced with disputes with our customers over the provisions of supply contracts relating to, among other things, pricing, quality, quantity, and the existence of specified conditions beyond our or our customers’ control that impact performance obligations under the particular contract. In the event such disputes occur, we may not be able to resolve those disputes in a satisfactory manner, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the requirements of the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased in recent years, causing an increase in legal and financial compliance costs, and make some activities more difficult, time-consuming, or costly and may also place undue strain on our personnel, systems, and resources. Such rules and regulations require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In this regard, our management concluded our internal control over financial reporting and disclosure controls were not effective as of December 31, 2025. While we have completed certain remedial actions, we continue to plan for and implement additional control procedures to improve our overall control environment, and we expect these efforts to continue throughout 2026 and beyond. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Further, investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting continue to be found not to be effective by management or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls in the future. Relatedly, if we fail to remediate any such material weakness in the future, we may not be able to accurately report our financial condition or results of operations.

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

Our management has discretion in the use of our available funds.

Management has discretion concerning the use of our available funds, as well as the timing of their expenditure. As a result, investors will be relying on the judgment of management for the application of our available funds. The results and the effectiveness of the application of the available funds are uncertain. If available funds are not applied effectively, the results of our operations may suffer. Stockholders may not agree with the manner in which management chooses to allocate and spend our available funds.

Our Board of Directors concluded in 2025 that we needed to restate previously issued financial statements as a result of a change in accounting for a certain license agreement.

On March 28, 2025, our Board of Directors, along with our Audit Committee and with management and, following dialogue with our auditors, concluded that our previously issued financial statements for the periods ended December 31, 2023 and 2022 included in the Company’s Annual Reports on Form 10‑K, and the periods ended March 31, 2024, June 30, 2024, and September 30, 2024, March 31, 2023, June 30, 2023, and September 30, 2023, included in the Company’s Quarterly Reports on Form 10‑Q, should no longer be relied upon as a result of the change in accounting for a certain license agreement. We concluded that the Company should have recognized the entire proceeds receivable pursuant to the agreement as revenue during the year ended December 31, 2022. The Company should also have recognized the financing component of the licensing agreement during the fiscal years ended December 31, 2023 and 2024. Such restatement, and any future restatements of our financial position, could cause uncertain sentiment in the investment community.

Risks Related to Regulation

Any significant changes in environmental regulations related to mercury emissions and potable water treatment could have a major impact on us.

Our business relies heavily on environmental regulations governing emissions from coal-fired power plants and regulations related to water treatment. In the United States, the MATS rule, issued by the EPA in 2011, is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Potable water treatment is regulated primarily by the EPA under the SDWA, which establishes standards to ensure that water is safe for human consumption. In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful PFAS, also known as forever chemicals. The Rule sets limits for five individual PFAS: PFOA, PFOS, PFNA, PFHxS, and HFPO-DA/GenX). Any changes, rollbacks or delays in these regulations could significantly impact the Company’s financial performance and growth prospects. In this regard, on May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS, but also announced its intent to extend the PFOA and PFOS MCL compliance deadlines to 2031 and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA, and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the SDWA process.

Since being enacted, the MATS Rule has been subject to legal challenges and modifications which may continue.

Since being enacted in 2011, the MATS regulation has been subject to legal challenge and modifications. In June 2015, the U.S. Supreme Court, in Michigan v. EPA, held that the EPA unreasonably failed to consider costs in determining whether it is “appropriate and necessary” to regulate hazardous air pollutants, including mercury, from power plants, but left the rule in place. In April 2016, the EPA issued a supplemental finding in response to the Michigan decision and found that, after a consideration of costs, it remained appropriate and necessary to regulate such emissions from coal- and oil-fired power plants. In May 2020, the EPA, then under the first Trump Administration, reversed the determination, finding that, after weighing the costs of compliance against certain benefits of the regulation, the 2016 supplemental finding was erroneous, but left the MATS rule in place. Upon taking office, the Biden Administration in January 2021 directed the EPA to review the previous Administration’s actions on various environmental matters, including the withdrawal of the May 2020 “appropriate and necessary” determination, for conformity with the Biden Administration’s environmental policy. On February 9, 2022, the EPA proposed to revoke the May 2020 finding and reaffirm the EPA’s 2016 finding. On February 15, 2023, the EPA reaffirmed that it remains appropriate and necessary to regulate hazardous air pollutants, including mercury, from power plants after considering cost, and revoked the May 2020 finding. In April 2023, the EPA issued a proposal to strengthen and update MATS. Such proposal was finalized and published in May 2024, with an effective date of July 8, 2024, which, among other things, strengthens and updates MATS for coal-fired power plants and tightens the emission standard for mercury for existing lignite-fired power plants to a level that is aligned with the mercury standard that other coal-fired power plants have been achieving under MATS. On March 12, 2025, the newly appointed EPA administrator under the Trump Administration announced plans to roll back dozens of environmental regulations, including the reconsideration of the MATS regulation. On April 8, 2025, President Trump signed a Proclamation exempting certain stationary sources, identified in Annex 1 of the Proclamation, from compliance with the 2024 updated MATS Rule. As set out in the Proclamation, the President’s exemption lasts for a period of two years beyond the updated Rule’s compliance date (i.e., for the period beginning July 8, 2027 and concluding July 8, 2029). During the two-year period, these stationary sources identified in Annex 1 are subject to the compliance obligations that they are currently subject to under MATS as the MATS Rule existed prior to the 2024 update. Annex 1 identifies 47 plant owners and over 60 power plants provided such exemption. In June 2025, the EPA proposed to repeal certain amendments finalized in 2024 to the MATS Rule and return compliance obligations to the MATS standards which existed prior to the 2024 update. On December 23, 2025, the EPA submitted a draft of the final action to the OMB for interagency review under Executive Order 12866. On February 19, 2026, following completion of the OMB interagency review process, the EPA finalized the repeal of the 2024 amendments to the MATS Rule which returned compliance to the 2012 MATS Rule requirements.

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

Risks Related to our Common Stock

Trading activity for our common stock has varied, and, at times, been limited.

Our common stock is currently traded in Canada on the TSX under the symbol “BCHT” and prior to February 26, 2026 was quoted in the United States on the OTCQB operated by OTC Markets Group Inc. under the symbol “BCHT”. Effective February 26, 2026, our common stock became listed and began trading on the NYSE American under the symbol “BCHT”, at which point our common stock ceased being traded on the OTCQB. Historically, the trading volume for our common stock has varied and, at times, been limited. Accordingly, if we are not able to maintain the listing of our shares of common stock on the NYSE American or the TSX and our common stock becomes quoted on the OTCQB again, investors may find it more difficult to buy and sell our shares. These factors may have an adverse impact on the trading and price of our common stock.

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

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares of common stock at or above the price you paid for such shares, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceeding could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations, and prospects.

Shares of common stock eligible for future sale may have adverse effects on our share price.

Sales of substantial amounts of shares of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our shares. We may issue additional shares of common stock in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares of common stock to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

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

In February 2026, we completed a financing transaction that strengthened our liquidity. However, we may need additional capital in the future, which may not be available on acceptable terms or at all, to among other things, continue investing in our business, pursue acquisitions and other strategic transactions. Future financings may involve the issuance of debt, equity, and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on commercially reasonable terms or at all if and when we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital, if and when required, could have a material adverse effect on our business and financial condition and may result in a decline in our stock price.

Our indemnification obligations to directors and officers could be costly to us and may discourage lawsuits against them, potentially limiting stockholder rights and remedies.

Our Certificate of Incorporation provides that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents, and other persons and our second amended and restated by-laws (“Bylaws”) also require us to indemnify our officers and directors as permitted under the provisions of the General Corporate Law of the State of Delaware (the “DGCL”). In addition, we have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit the Company and stockholders.

If our common stock becomes characterized as a “penny stock” again under SEC rules, it may be more difficult to resell our common stock.

Prior to the recent listing of our common stock on the NYSE American, our common stock was considered a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While we do not expect our common stock to be considered a “penny stock” following our listing, if we are later deemed a “penny stock”, certain rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock may be classified as a “penny stock” in the future.

If we cannot satisfy the continued listing requirements of the NYSE American and/or the TSX, our common stock may be delisted from the NYSE American and/or the TSX, which could negatively impact the price of our common stock and your ability to sell them.

On February 26, 2026, our common stock began to trade on the NYSE American under the symbol “BCHT”. On November 12, 2024, our common stock commenced trading on the TSX. In order to maintain our listing on the NYSE American and TSX, we will be required to comply with certain rules of the NYSE American and TSX, respectively, including those regarding a minimum public float, and various additional requirements. We may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the NYSE American and/or TSX criteria for maintaining our listing, our common stock could be subject to delisting from the NYSE American and/or TSX.

If the NYSE American and/or TSX subsequently delists our common stock from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Potential future sales pursuant to Rule 144 may depress the price of our common stock.

Many of the shares of our common stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). Under Rule 144 of the Securities Act, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances, sell such shares or a portion of such shares. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the price of our common stock.

Except as required by the federal securities laws, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or for any other reason.

Our Chief Executive Officer has the ability to significantly influence all matters submitted to our stockholders for approval.

As of March 31, 2026, our Chief Executive Officer, Richard MacPherson, beneficially owned approximately 11.94% of our outstanding shares of common stock. As a result, while we do not expect to be a “controlled company” within the meaning of the corporate governance rules of the NYSE American, Mr. MacPherson is able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, Mr. MacPherson would significantly influence the election of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

Delaware law, our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation, Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depressing the trading price of our common stock. These provisions also could make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:

•	the ability of our Board of Directors to determine the rights, preferences and privileges of our preferred stock and to issue the preferred stock without stockholder approval;

•	advance notice requirements for election to our Board of Directors and for proposing matters that can be acted upon at stockholder meetings;

•	vacancies on our Board of Directors may be filled by a majority of directors then in office, although less than a quorum;

•	authority granted to our Board of Directors to increase or decrease the size of our Board of Directors;

•	authorization for our Board of Directors, by majority vote, to amend the Bylaws; and

•

under the DGCL, stockholders are not entitled to cumulative voting in the election of directors unless specifically provided for; our Certificate of Incorporation and Bylaws do not provide for cumulative voting.

If we fail to comply with the standards for continued listing on the NYSE American, this could negatively impact the price of our common stock and your ability to sell your shares of common stock.

In order to maintain our listing on the NYSE American, we will be required to comply with certain rules of the NYSE American, including those regarding minimum stockholders’ equity, minimum share price, minimum market value of publicly held shares, and various additional requirements. Even though we initially met the listing requirements and other applicable rules of the NYSE American, we may not be able to continue to satisfy these requirements and applicable rules. If we are unable to satisfy the NYSE American criteria for maintaining our listing, our securities could be subject to delisting.

If the NYSE American subsequently delists our common stock from trading, we could face significant consequences, including:

•	reduction in the market price of our common stock;

•	a limited availability for market quotations for our common stock;

•	reduced liquidity with respect to our common stock;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	an inability to obtain financing for the continuation of our operations;

•	a reduction in the number of institutional and general investors that will consider investing in our common stock;

•	a reduction in the number of investors in general that will consider investing in our common stock;

•	a reduction in the number of market makers in our common stock;

•	a reduction in the number of broker-dealers willing to execute trades in shares of our common stock;

•	a reduction in the availability of information concerning the trading prices and volume of our common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Even though we effected the 1-for-5 reverse stock split of our common stock, we cannot assure you that the market price of our common stock will remain high enough for such reverse stock split to have the intended effect of complying with the NYSE American’s minimum price requirement.

In connection with the uplist of our common stock to the NYSE American, we effected a 1-for-5 reverse stock split on December 26, 2025 with the primary purpose to allow us to meet the NYSE American’s minimum price requirement. There can be no assurance that the market price of our common stock following such reverse stock split will remain at the level required for compliance with that requirement. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the NYSE American’s minimum price requirement.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our Company. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

Techniques employed by short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.

As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its prospects to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

It is not clear what effect such negative publicity could have on us. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend significant resources to investigate such allegations and/or defend ourselves.

We may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business, and any investment in the common stock could be greatly reduced or even rendered worthless.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

There is no assurance that an investment in our common stock will earn any positive return.

There is no assurance that an investment in our common stock will earn any positive return. An investment in our common stock involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. An investment in our common stock is appropriate only for investors who have the capacity to absorb a loss of some or all of their investment.

An investment in our common stock, and certain subsequent transactions with respect to our common stock, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our common stock, and certain subsequent transactions with respect to our common stock, may result in uncertain or adverse U.S. federal income tax consequences for an investor. See the section entitled “Material U.S. Federal Income Tax Consequences to U.S. and Non-U.S. Holders” below for a summary of the principal U.S. federal income tax consequences of an investment in our common stock. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our common stock.

The reverse stock split could cause our stock price to decline relative to its value before the split and decrease the liquidity of shares of our common stock.

On December 26, 2025, we effected a 1-for-5 reverse stock split of our issued and outstanding common stock. There is no assurance that such reverse stock split will not cause a decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by such reverse stock split given the reduced number of shares that are outstanding following such reverse stock split, especially if the market price of our common stock does not increase as a result. Additionally, it is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of our 1-for-5 reverse stock split, the percentage decline may be greater than would occur in the absence of such a reverse stock split. In addition, this reverse stock split may have increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

Item 2. Properties.

We lease a warehouse in Corsicana, Texas, consisting of approximately 20,000 square feet, which we have leased since December 2019 and which we use for manufacturing and distribution of our products. Such lease in Corsicana, Texas expires March 31, 2029.

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

Item 3. Legal Proceedings.

We have commenced multiple patent infringement lawsuits to enforce our proprietary two-part SEA® process for mercury removal from coal-fired power plants. These actions, filed between 2019 and 2025, target various operators of coal-fired power plants and refined coal producers whom we allege have willfully infringed our patent rights. We are seeking damages, injunctive relief, and other remedies in each of these proceedings.

Delaware District Court Action

In July 2019, we initiated patent litigation against various defendants in the U.S. District Court for the District of Delaware, which included (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operated or were involved in operations of refined coal facilities in the United States.

Between July 2020 and January 2021, we entered into agreements with each of the four major utility defendants, which included certain monetary arrangements and pursuant to which we dismissed all claims brought against each of them and their affiliates.

In November 2023, we entered into a confidential binding term sheet with Arthur J. Gallagher & Co., and various of its affiliated entities, and DTE Energy Resources LLC and various of its affiliated entities, to resolve the patent litigation. Pursuant to the term sheet, all claims and counterclaims asserted by the parties in such patent litigation have been dismissed with prejudice, although such term sheet does not affect any other claim brought against the remaining CERT defendants. In November 2023, Alistar Enterprises, LLC, one of the remaining CERT defendants, entered into a settlement agreement with us.

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest.

On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date of this report, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. Interest continues to accrue on the judgment amount during the pendency of the appeal.

2024‑2025 Patent Infringement Actions

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

Between January and July 2025, certain defendants in the consolidated Iowa actions filed IPR petitions with the U.S. Patent and Trademark Office (“PTO”) seeking to invalidate various asserted claims.

Effective as of August 5, 2025, we entered into separate agreements with two utilities, which are affiliated with each other, and named as defendants in the Southern District of Iowa action. In addition, as of September 9, 2025, we entered into an agreement with a utility and its affiliated entities, named as defendants in the Western District of Missouri and District of Kansas actions. Such agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with certain designated coal-fired power plants operated by them. Each agreement includes a one-time license fee. The agreements, effective as of August 5, 2025 and entered into with the two utilities, provide the Company with the right to be included in each utility’s bidding process for certain product supply for mercury emissions capture at such party’s operated power plants. Such two utilities have also agreed to withdraw from the IPR petitions.

Effective as of September 30, 2025, we entered into an agreement with another utility not named as a defendant in our patent litigations, but a party to the IPR petitions filed with the PTO. Such agreement provides such utility and its affiliates with a with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with a certain designated coal-fired power plant operated by them. Such agreement includes a one-time license fee and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant. Such party has agreed to withdraw from IPR petitions.

Effective as of October 15, 2025, the Company entered into an agreement with another utility named as a defendant in the Southern District of Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliates and provides for their withdrawal from related proceedings.

As a result of the agreements described above, the Company and several defendants have resolved their respective claims, and those defendants have been dismissed from the applicable actions. There remain two utilities in the consolidated Iowa actions.

As described above, between January and April 2025, certain defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) granted the institution of review of certain of the Company’s asserted patents. The Company sought review of those institutional decisions by the PTO Director. The Director has since issued decisions granting reconsideration in part and denying it in part, and certain matters remain subject to further motions and proceedings before the PTAB. In connection with these proceedings, the Court in the consolidated Iowa actions has stayed the litigation pending completion of the IPR process.

Between June and July 2025, certain other defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. These petitions were denied institution by the PTO Director, and requests for reconsideration of those denials have also been denied.

The Company cannot predict the ultimate outcome of the pending IPR proceedings or related matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is presently traded on the Toronto Stock Exchange (“TSX”) under the symbol “BCHT”, and until February 26, 2026 was quoted on the OTCQB market tier operated by OTC Markets Group Inc. (“OTCQB”) under the symbol “BCHT”. In connection with the offering of our common stock which closed on February 27, 2026, our common stock was approved for listing on the New York Stock Exchange American Exchange (the “NYSE American”) under the symbol “BCHT” and began trading on the NYSE American on February 26, 2026, at which point the common stock ceased to be traded on the OTCQB.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 27, 2026, we completed a public offering of 6,250,000 shares of our common stock, at a price of $2.40 per share, generating gross proceeds of $15,000,000. In connection with the offering, we granted Lake Street Capital Markets, LLC as representative of the several underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock at the offering price of $2.40 per share (the “Over-Allotment Option”). On March 17, 2026, the Company sold to the underwriters pursuant to their partial exercise of their Over-Allotment Option an additional 600,000 shares of common stock resulting in additional gross proceeds of $1,440,000. After giving effect to the partial exercise of the Over-Allotment Option, gross proceeds from the offering were $16,440,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds to us from the offering were approximately $14.4 million, after deducting underwriting discounts and commissions of $1,150,800, and other estimated offering expenses payable by us in the approximate amount of $860,000.

The net proceeds were received subsequent to December 31, 2025, and accordingly no proceeds had been applied as of the end of the year covered by this report. We intend to use the net proceeds of the offering, together with our existing cash, for, among other things, continuing operating expenses, working capital and other general corporate purposes.

The shares were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-292701), which was declared effective by the SEC on February 17, 2026 (the “Registration Statement”), including the preliminary prospectus included therein. The shares of our common stock registered pursuant to the Registration Statement included 6,250,000 shares of our common stock and an additional 937,500 shares of our common stock underlying the Over-Allotment Option. A final prospectus relating to the offering was filed pursuant to Rule 424(b) under the Securities Act with the SEC on February 27, 2026.

Share Repurchase Program

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the year ended December 31, 2025, there were no repurchases made under the program.

Holders

As of March 31, 2026, there were 370 stockholders of record of our common stock. The number of holders of record does not include holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers or other nominees. The approximate number of beneficial stockholders is estimated to be 2,600.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information, as of December 31, 2025, with respect to each equity compensation plan under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,070,000	$3.43	1,518,261
Equity compensation plans not approved by security holders	0	$0	0
Total	1,070,000	$3.43	1,518,261

(1)	Includes securities underlying the Company’s Amended and Restated 2017 Equity Incentive Plan.

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

2014 Plan

The 2014 Plan was first approved by the Board of Directors on January 10, 2014. The 2017 Plan replaced the 2014 Plan, which was terminated by the Board of Directors on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. As of December 31, 2025, there were no options or other types of awards outstanding under the 2014 Plan.

2017 Plan

The 2017 Plan was adopted by the Board on February 9, 2017. The 2017 Plan will terminate on the tenth anniversary of the date of its initial adoption by the Board, unless earlier terminated by the Board. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 2,815,692, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 955,000 additional shares of common stock. Since July 3, 2023, the foregoing limit increased to a total of 705,000 shares of common stock at December 31, 2025 as a result of the expiration or forfeiture of awards under the 2014 Plan subsequent to July 3, 2023. As of December 31, 2025, there are no remaining awards outstanding under the 2014 Plan. As at December 31, 2025, there were 1,070,000 options and no RSUs outstanding under the 2017 Plan (representing 5.50% of the issued and outstanding shares, and 1,518,261 shares of common stock (representing 7.80% of the issued and outstanding shares) available for future grant under the 2017 Plan.

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

	2023	2024	2025
Weighted Average Number of Shares Outstanding	19,490,479	19,058,110	19,315,295
Awards Granted under the 2017 Plan	100,000	210,000	70,000
Annual Burn Rate – 2017 Plan	0.51%	1.10%	0.36%

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

Mercury Emissions

We provide mercury capture solutions for coal-fired power plants driven by our patented two-part SEA® process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. North America is currently the largest market for our emissions technologies. The market for mercury removal from power plant emissions in the United States has largely been driven by federal regulations. The MATS rule, proposed by the EPA in May 2011 and which became effective in April 2012, is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Our mercury removal technologies and systems achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

In June 2025, the EPA proposed to repeal certain amendments finalized in 2024 to the MATS Rule and return compliance obligations to the MATS standards which existed prior to the 2024 update. On December 23, 2025, the EPA submitted a draft of the final action to the OMB for interagency review under Executive Order 12866. On February 19, 2026, following completion of the OMB interagency review process, the EPA finalized the repeal of the 2024 amendments to the MATS Rule which returned compliance to the 2012 MATS Rule requirements.

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

As part of this strategic pivot, we have invested in the commissioning of two state-of-the-art laboratory facilities—one in Pennsylvania and one in North Dakota—referred to as our “Design Centers.” The Design Centers are dedicated sites for water treatment innovation and development. Together, we believe these facilities represent the only known facilities that have integrated capability in North America to thermally reactivate spent GAC under controlled conditions and subsequently conduct RSSCTs to directly compare reactivated GAC performance against virgin carbon counterparts. This combination allows us to evaluate reactivated GAC as a sustainable and cost-effective alternative to virgin carbon and address key water utility questions including how to optimize media changeout schedules, strategies to reduce operational costs, and provide lab-based validation of treatment performance for PFAS and other contaminants.

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

On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, the EPA also announced its intent to extend the PFOA and PFOS MCL compliance deadlines to 2031 and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA/GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the SDWA process.

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

On October 9, 2024, we received conditional approval to list our shares of common stock on the TSX and graduate from the TSXV to the TSX. On November 12, 2024, our shares of common stock commenced trading on the TSX under the ticker symbol “BCHT”.

On February 26, 2026, our shares of common stock commenced trading on the NYSE American under the symbol “BCHT” and ceased being traded on the OTCQB on that date.

Other Recent Developments

On December 23, 2025, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for-5, effective December 26, 2025. Following the reverse stock split, every five (5) shares of our issued and outstanding common stock were automatically converted into one (1) issued and outstanding share of common stock, without any change in par value per share. No fractional shares were issued in connection with the reverse stock split, and any shareholders who would have received fractional shares of common stock instead were rounded up to the nearest whole number of shares of common stock. The reverse stock split did not affect the number of shares of authorized common stock. The common stock began trading on a reverse stock split-adjusted basis on December 31, 2025.

Following a five-day trial, on March 1, 2024, we were awarded a $57.1 million patent infringement verdict by a federal jury in the U.S. District Court for the District of Delaware against a remaining group of defendants in the lawsuit commenced by us in 2019. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. The jury determined that these defendants infringed our patented technologies for mercury emissions and were liable for willful infringement, along with inducing and contributory infringement. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest. On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date of this report, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. Interest continues to accrue on the judgment amount during the pendency of the appeal.

Effective as of September 30, 2025, we entered into an agreement with another utility not named as a defendant in our patent litigations, but a party to the IPR petitions filed with the U.S. Patent and Trademark Office (“PTO”). Such agreement provides such utility and its affiliates with a with a non-exclusive license to certain Company patents related to the Company’s two-part SEA® process for use in connection with a certain designated coal-fired power plant operated by them. Such agreement includes a one-time license fee and provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant. Such party has agreed to withdraw from IPR petitions.

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

As a result of the agreements described above, the Company and several defendants have resolved their respective claims, and those defendants have been dismissed from the applicable actions. There remain two utilities in the consolidated Iowa actions.

As described above, between January and April 2025, certain defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) granted the institution of review of certain of the Company’s asserted patents. The Company sought review of those institutional decisions by the PTO Director. The Director has since issued decisions granting reconsideration in part and denying it in part, and certain matters remain subject to further motions and proceedings before the PTAB. In connection with these proceedings, the Court in the consolidated Iowa actions has stayed the litigation pending completion of the IPR process.

Between June and July 2025, certain other defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. These petitions were denied institution by the PTO Director, and requests for reconsideration of those denials have also been denied.

The Company cannot predict the ultimate outcome of the pending IPR proceedings or related matters.

Results of Operations

Revenues

We generated revenues of approximately $17,626,000 and $17,406,000 for the years ended December 31, 2025 and 2024, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $14,233,000 and $14,482,000 for the years ended December 31, 2025 and 2024, respectively. Revenues can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The decrease in revenues for product sales from the prior year was primarily due to the mix of plants running, unexpected customer forced outages and products sold in 2025 resulting in decreased product revenues for 2025 compared to the prior year.

Licensing revenues were approximately $3,159,000 and $2,808,000 for the years ended 2025 and 2024, respectively. Such increase was primarily due to new licensing agreements which was entered into in 2025 with primarily utility defendants.

Other revenues, consisting of demonstrations, consulting and equipment sales, were approximately $234,000 and $116,000 for the years ended December 31, 2025 and 2024, respectively. Other revenues have not been material in relation to total revenues.

Cost of Sales

Cost of sales were approximately $10,225,000 and $10,305,000 for the years ended December 31, 2025 and 2024, respectively. The slight decrease in cost of sales of approximately $80,000 was primarily attributable to decreased product sales in 2025 compared to the prior year, together with a change in the mix of products sold in 2025 compared to 2024.

Gross Profit

Gross profit was approximately $7,402,000 and $7,101,000 for the years ended December 31, 2025 and 2024, respectively. The increase in gross profit of approximately $301,000 was primarily due to higher licensing revenues in 2025 compared to 2024, which typically carry higher margins than product sales, thus contributing to the overall improvement in gross profit.

Operating Expenses

Operating expenses consisted of SG&A and research and development expenses (“R&D”) in 2025 and SG&A and in 2024. Operating expenses decreased significantly in 2025 compared to 2024, despite incurring costs related to the development of the Company’s water treatment business. SG&A expenses were approximately $8,577,000 and $14,216,000 for the years ended December 31, 2025 and 2024, respectively. Total SG&A expenses decreased in 2025 compared to the prior year, as a result of variances in individual categories. This includes decreases in salaries and wages, professional fees and consulting fees. The decrease in salaries and wages was primarily due to the payment of bonus compensation in 2024 for which there were no comparable expenses in 2025, along with greater stock-based compensation in 2024 compared to 2025. The decrease in professional fees was primarily due to lower legal fees in 2025 in connection with the Company’s patent litigation compared to the prior year which had greater legal fees due to trial preparation and the jury trial in the U.S. District Court for the District of Delaware. In addition, services provided by an independent contractor, which were previously included in SG&A for 2024, were classified as R&D expenses in 2025 to better align with the nature of the services performed.

Total R&D expenses were approximately $1,805,000 and $0 for the years ended December 31, 2025 and 2024, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in 2025 compared to the prior year as the Company had not incurred any research related costs during 2024. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Loss

Our operating loss was approximately $3,030,000 and $7,158,000 for the years ended December 31, 2025 and 2024, respectively. Such decrease in operating loss was primarily due to our increased license fee revenue in 2025 compared to 2024 coupled with a decrease in total operating expenses during 2025 as discussed above.

Other Income (Expense)

During the years ended December 31, 2025 and 2024, we had total other income of $74,000 in 2025 compared to total other expense of $3,933,000 in 2024.

Interest expense was approximately $14,000 and $267,000 for the years ended December 31, 2025 and 2024, respectively. The approximate breakdown of interest expense for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended
	December 31,
	2025	2024
Interest expense on notes payable	$-	$4,000
Other interest expense	14,000	21,000
Amortization of discount of notes payable	-	242,000

	$14,000	$267,000

Gain or loss on change in fair value of profit share liability was a gain of approximately $6,000 and loss of approximately $3,959,000 for the years ended December 31, 2025 and 2024, respectively. The change is primarily attributed to the modification of the terms of the profit share liability (see Note 7 to the consolidated financial statements for the year ended December 31, 2025).

Net Loss

For the year ended December 31, 2025, we had a net loss of approximately $3,026,000, an improvement from a net loss of $10,802,000 for the year ended December 31, 2024. This improvement was primarily due to any increase in license fee revenue in 2025 compared to 2024, and a decrease in SG&A.

Liquidity and Capital Resources

We had approximately $2,245,000 in cash on our balance sheet at December 31, 2025 compared to approximately $3,456,000 at December 31, 2024. Total current assets were approximately $5,004,000 and total current liabilities were approximately $10,740,000 at December 31, 2025, resulting in a working capital deficiency of approximately $5,737,000. This compares to total current assets of approximately $6,099,000 and total current liabilities of approximately $8,806,000 at December 31, 2024, resulting in working capital deficiency of approximately $2,707,000.

Our accumulated deficit was approximately $75,779,000 at December 31, 2025 compared to $72,753,000 at December 31, 2024. Additionally, we had a net loss in the amount of approximately $3,026,000 and cash used in operating activities of approximately $700,000 for the year ended December 31, 2025.

Subsequent to December 31, 2025, on February 27, 2026, we completed a public offering of 6,250,000 shares of our common stock, generating gross proceeds of $15.0 million. On March 17, 2026, we sold to the underwriters in the offering pursuant to their partial exercise of their over-allotment option an additional 600,000 shares of our common stock resulting in additional gross proceeds of approximately $1.4 million. After giving effect to the partial exercise of the over-allotment option, gross proceeds from the offering were approximately $16.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Management believes that the proceeds from this offering, together with our existing cash, anticipated revenues and expected cash inflows from operations, will provide sufficient liquidity to fund our operations and meet our obligations for at least the next twelve months.

Total Assets

Total assets were approximately $9,238,000 at December 31, 2025 versus approximately $10,261,000 at December 31, 2024. The change in total assets is primarily attributable to an approximate $1,211,000 decrease in cash, offset by deferred offering costs recognized in 2025 of $481,000, together with other changes in asset categories consisting of smaller increases and decreases that were not individually significant.

Total Liabilities

Total liabilities were approximately $10,953,000 at December 31, 2025 versus approximately $9,069,000 at December 31, 2024. The change in total liabilities is primarily attributable to an approximate $1,907,000 increase in accounts payable and accrued expenses.

Operating Activities

Net cash (used in) provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $700,000 for the year ended December 31, 2025 compared to net cash used in operating activities of approximately $4,105,000 for the year ended December 31, 2024. This decrease in net cash used in operating activities was primarily due to the following: (i) a net loss of approximately $3.0 million in 2025 compared to a net loss of $10.8 million in 2024; (ii) gain on change in fair value of profit share of approximately $6,000 in 2025 compared to a loss of $3,959,000 in 2024; (iii) changes in accounts payable and accrued expenses of approximately $1,907,000 in 2025 compared to $145,000 in 2024; and (iv) certain other changes in operating assets and liabilities including accounts receivable, income tax payable, deferred finance costs, and prepaid expenses and other assets.

Investing Activities

We had net cash used in investing activities of approximately $29,000 for the year ended December 31, 2025 for the purchase of lab equipment compared to net cash used in investing activities of approximately $809,000 for the year ended December 31, 2024 for the purchase of a truck and lab equipment.

Financing Activities

Net cash used in financing activities was $481,000 for the year ended December 31, 2025 compared to approximately $12,569,000 used in financing activities for the year ended December 31, 2024. During the year ended December 31, 2025, we incurred approximately $481,000 of deferred offering costs related to our public offering. During the year ended December 31, 2024, we repaid the remaining principal of approximately $272,000 on the AC Midwest secured note and approximately $12,315,000 of the principal remaining on the AC Midwest unsecured note.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management evaluates its accounting policies, estimates, and judgments on an ongoing basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ under different assumptions and conditions, and such differences could be material to the consolidated financial statements.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following accounting policies are critical as they involve a higher degree of judgment or complexity and/or are the most significant to reporting our results of operations and financial position. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 3 to our financial statements, “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

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

Recoverability of Long-Lived and Intangible Assets

Long-lived assets and certain identifiable intangibles, including property and equipment and intellectual property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived and/or intangible assets would be adjusted, based on estimates of future undiscounted cash flows.

Since there is typically no active market for our long-lived tangible or intangible assets, we estimate fair values based on the expected future cash flows. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including general economic conditions and the competitive environment. While we believe our estimates and judgments about future cash flows are reasonable, future impairment charges may be required if the expected cash flow estimates, as projected, do not occur or if events change requiring us to revise our estimates.

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset, and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2025 and 2024, the Company recorded an impairment expense related to property and equipment of $50,000 (2024 - $43,000) which is included in Impairment loss in the Company’s consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards. These estimates require management to make assumptions with respect to the fair value of the Company’s equity award on the grant date, including the expected term of the award, the expected volatility of the Company’s stock calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of the Company’s stock. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates which could have a material adverse effect on our financial results.

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

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. Our estimates are subject to uncertainty and may be affected by a number of factors outside our control, including the timing of the receipt of proceeds from litigation. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 to the Consolidated Financial Statements of this report.

Revenue Recognition

While we do not believe our revenue recognition involves significant judgment, it represents an important accounting policy. We record revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Disaggregation of Revenue

We generated revenue for the years ended December 31, 2025 and 2024 by (i) delivering product to our commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites, (iii) performing demonstrations of our technology at customers with the intent of entering into long term supply agreements based on the performance of our products during the demonstrations and (iv) licensing our technology to customers.

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

The licenses provide the customer with the right to use our patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and we have no obligation to provide any future updates. During the year ended December 31, 2025 the Company recognized $3,125,000 (2024 - $2,773,750) of revenue for licenses for which revenue was recognized at a point in time and $34,375 (2024 - $34,375) for licenses for which revenue was recognized over time.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are no longer subject to tax examinations by tax authorities for years prior to 2021.

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

Effective January 1, 2025, we adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). We adopted the standard on January 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation and income taxes paid disclosures for the year ended December 31, 2024 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact our financial position, results of operations, or cash flows.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

Recently Issued Accounting Standards

Recently issued, but not yet effective accounting pronouncements, that when adopted, may have a material effect on the accompanying consolidated financial statements are as follows:

In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023‑07 effective for its Annual Report on Form 10‑K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023‑07 addresses only disclosures, the adoption of ASU 2023‑07 did not have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 effective for its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent interim periods. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024‑03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025‑01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220‑40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024‑03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024‑03 is permitted. The Company does not expect the application of this standard will have a material impact on its financial statements and related disclosures.

On July 30, 2025, the FASB issued ASU 2025‑05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025‑05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025‑05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company does not expect the application of this standard will have a material impact on its financial statements and related disclosures.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net loss. We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items associated with our reliance on issuing equity-linked debt securities to fund our working capital.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2025 and 2024, respectively:

	For the Year Ended
	December 31,	December 31,
	2025	2024
	(In thousands)
Net loss	$(3,026)	$(10,802)

Non-GAAP adjustments:
Depreciation and amortization	388	248
Interest	-	267
Change in fair value of profit share	(6)	3,959
Impairment of property and equipment	50	43
Income Taxes	70	(289)
Stock based compensation	119	1,089

Adjusted EBITDA	$(2,405)	$(5,485)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

BIRCHTECH CORP. AND SUBSIDIARIES

Index to Financial Information

Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Birchtech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Birchtech Corp (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Profit Share Liability

Description of the Matter

As of December 31, 2025, The Company recorded a profit share liability of $6.85 million. As discussed in Note 7 to the financial statements, the Company entered into a profit participation preference (the “profit share liability”) with AC Midwest Energy LLC as part of its Unsecured Note Financing Agreement. The profit share liability shall only be paid from the receipt of litigation proceeds relating to certain claims the Company has made on its intellectual property. The fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. The fair value of the profit share liability is determined on a Level 3 measurement.

How we Addressed the Critical Audit Matter in Our Audit

To test the profit share liability as of December 31, 2025, we performed the following procedures among others:

•	Evaluated the assumption related to the estimated timing and amount of cash flows by comparing historical information and current events.

•

Utilized our internal valuation specialist to assist in the assessment of the appropriateness of the valuation methodology and the reasonableness of the discount rate applied, including consideration of conditions affecting market rates.

•	Tested the clerical accuracy of the profit share liability calculations.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey

March 31, 2026

BIRCHTECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$2,245,426	$3,456,082
Accounts receivable	2,099,641	1,823,232
Inventory	448,086	621,813
Prepaid expenses and other assets	210,408	198,185
Total current assets	5,003,561	6,099,312

Security deposits	6,615	6,615
Deferred offering costs	481,250	-
Property and equipment, net	2,192,443	2,350,688
Right of use asset - operating lease	258,986	305,142
Intellectual property, net	1,294,863	1,499,463
Total assets	$9,237,718	$10,261,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses (related party $37,500 and $37,500 at December 31, 2025 and December 31, 2024, respectively)	$3,610,053	$1,702,998
Income tax payable	32,190	-
Current portion of operating lease liability	51,158	42,733
Customer credits	167,000	167,000
Accrued salaries	31,961	39,280
Profit share liability – related party	6,847,932	6,853,858
Total current liabilities	10,740,294	8,805,869

Operating lease liability, net of current portion	212,332	263,490
Total liabilities	10,952,626	9,069,359

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 19,455,966 and 19,235,824 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively.	19,456	19,236
Additional paid-in capital	74,044,879	73,925,861
Accumulated deficit	(75,779,243)	(72,753,236)

Total stockholders’ equity (deficit)	(1,714,908)	1,191,861

Total liabilities and stockholders’ equity (deficit)	$9,237,718	$10,261,220

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Product revenue	$14,233,056	$14,481,784
License revenue	3,159,375	2,808,125
Other revenue	233,935	116,276
Revenues	$17,626,366	$17,406,185

Cost of sales	(10,224,779)	(10,305,076)

Gross profit	7,401,587	7,101,109

Operating expenses:
Impairment loss	(50,000)	(43,000)
Research and development expenses	(1,805,198)	-
Selling, general and administrative expenses (related party of $450,000 and $1,116,064)	(8,576,702)	(14,216,377)
Total operating expenses	(10,431,900)	(14,259,377)
Operating loss	(3,030,313)	(7,158,268)

Other income (expense)
Interest expense (related party of $nil and $245,724)	(13,673)	(267,458)
Loss on change in fair value of profit share and unsecured note	5,926	(3,959,065)
Interest income	82,103	293,524
Total other (expense) income	74,356	(3,932,999)
Loss before provision for income taxes	(2,955,957)	(11,091,267)

Income tax benefit (expense)	(70,050)	289,156

Net loss	$(3,026,007)	$(10,802,111)

Basic & Diluted loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.57)

Weighted average common shares outstanding:
Basic	19,315,295	19,058,110
Diluted	19,315,295	19,058,110

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2024
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	(Deficit)	Total
Balance - January 1, 2025	19,235,824	$19,236	$73,925,861	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	10,000	10	(10)	-	-

Stock issued for cashless exercise of options	210,142	210	(210)	-	-

Share based payments	-	-	119,238	-	119,238

Net loss	-	-	-	(3,026,007)	(3,026,007)

Balance – December 31, 2025	19,455,966	$19,456	$74,044,879	$(75,779,243)	$(1,714,908)

	Year Ended December 31, 2024
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance - January 1, 2024	18,872,215	$18,872	$61,992,607	$(61,951,125)	$60,354

Stock issued for cashless exercise of options	341,239	341	(341)	-	-

Stock issued for exercise of warrants	5,000	5	17,495	-	17,500

Stock issued for cashless exercise of warrants	17,370	18	(18)	-	-

Gain on modification of related party debt	-	-	10,827,195	-	10,827,195

Share based payments	-	-	1,088,923	-	1,088,923

Net loss	-	-	-	(10,802,111)	(10,802,111)

Balance – December 31, 2024	19,235,824	$19,236	$73,925,861	$(72,753,236)	$1,191,861

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(3,026,007)	$(10,802,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	119,238	1,088,923
Amortization of discount of notes payable	-	241,444
Amortization of right to use assets	46,156	31,782
Amortization of patent rights	204,600	204,600
Depreciation expense	137,541	11,702
Impairment loss	50,000	43,000
Non-cash interest revenue	(33,006)	(57,191)
Loss on change in fair value of profit share	(5,926)	3,959,065
Changes in operating assets and liabilities
Accounts receivable	(243,403)	1,310,421
Inventory	173,727	173,351
Prepaid expenses and other assets	(12,223)	(16,004)
Accrued salaries	(7,319)	30,344
Accounts payable and accrued liabilities	1,907,055	144,547
Income tax payable	32,190	(437,821)
Operating lease liability	(42,733)	(31,219)
Net cash used in operating activities	(700,110)	(4,105,167)

Cash flows used in investing activities
Purchase of property and equipment	(29,296)	(809,432)
Net cash used in investing activities	(29,296)	(809,432)

Cash flows from financing activities
Deferred offering costs	(481,250)	-
Proceeds from exercise of stock options	-	17,500
Repayment of secured notes payable	-	(271,686)
Repayment of unsecured notes payable	-	(12,314,895)
Net cash used in financing activities	(481,250)	(12,569,081)

Net decrease in cash and cash equivalents	(1,210,656)	(17,483,680)

Cash and cash equivalents - beginning of period	3,456,082	20,939,762

Cash and cash equivalents - end of period	$2,245,426	$3,456,082

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$4,023
Income taxes	$52,820	$143,269

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capital from related party debt extinguishments	$-	$10,827,195
Recognition of ROU asset and operating lease liability	$-	$326,285

See accompanying notes to these consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 - Organization

Birchtech Corp. and MES, Inc.

Birchtech Corp., formerly Midwest Energy Emissions Corp. (together with its consolidated subsidiaries, the “Company”), is organized under the laws of the State of Delaware. Effective on October 17, 2024, Midwest Energy Emissions Corp. changed its corporate name to Birchtech, Inc. pursuant to a certificate of amendment to its certificate of incorporation filed with the State of Delaware. MES, Inc. is incorporated in the State of North Dakota. MES, Inc. is a wholly owned subsidiary of Birchtech Corp. The Company is a provider of specialty activated carbon technologies and primarily provides patented sorbent technologies for mercury emissions capture for the coal-fired utility sector and is developing water purification technologies with a specialization on forever chemicals such as PFAS and PFOS.

ME2C Sponsor LLC and ME2C Acquisition Corp.

ME2C Sponsor LLC is a limited liability company formed in the State of Delaware and is a wholly owned subsidiary of Birchtech Corp. and owns 85% of ME2C Acquisition Corp. A decision was made in January 2023 to liquidate these entities which are inactive.

Note 2 – Liquidity and Financial Condition

Under ASC 205‑40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205‑40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205‑40.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a net loss of approximately $3.0 million and cash used in operating activities of approximately $0.7 million for the year ended December 31, 2025; had cash of approximately $2.2 million at December 31, 2025; and an accumulated deficit of approximately $75.8 million at December 31, 2025. The Company’s working capital deficiency at December 31, 2025 was approximately $5.7 million. The aforementioned factors raised substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

In addition to maintaining its revenue stream from its legacy mercury emissions control business, the Company’s plans and expectations over the next twelve months to mitigate such financial condition included receiving additional cash inflows from the final judgment issued by the Court in favor of the Company on December 29, 2025 in the total amount of $78,397,157 in connection with the jury verdict awarded to the Company in March 2024. If successful, the Company may generate additional licensing revenues and product sales from the other patent litigation recently commenced, as well as revenues from the Company’s entry into the water treatment business, and additional financing opportunities.

Subsequent to December 31, 2025, on February 27, 2026, the Company completed an underwritten public offering of its common stock and received gross proceeds of $16.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. See “Note 15 – Subsequent Events”. Management believes that the proceeds from this offering, together with the Company’s existing cash, anticipated revenues and additional cash inflows from its current operations and future operating plans, will provide sufficient liquidity to fund the Company’s operations and meet its obligations for at least twelve months from the date these financial statements are issued.

Accordingly, management believes that the conditions that raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

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

Stock Split

On December 26, 2025, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The stock split did not affect the number of authorized shares. All share and per share information, including share-based compensation, throughout the financial statements has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are periodically evaluated to identify obsolete or otherwise impaired products and are written off when management determines usage is not probable. The Company estimates the balance of excess and obsolete inventory by analyzing inventory by age using last used and original purchase date and existing sales pipeline for which the inventory could be used. As of December 31, 2025 and 2024, the Company had no valuation allowance.

Deferred offering costs

The Company deferred direct incremental costs associated with the public offering described in Note 15. The Company capitalized $481,250 and $Nil during the years ended December 31, 2025 and 2024, respectively. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the public offering. After the completion of the public offering, total deferred offering costs will be recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. Management reviews the carrying value of our property and equipment for impairment on when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. After completing the assessment of property and equipment for impairment as of December 31, 2025 and 2024, the Company recorded an impairment expense related to property and equipment of $50,000 (2024 - $43,000) which is included in Impairment loss in the Company’s consolidated statements of operations and comprehensive loss. The expense was primarily related to the impairment of construction in process costs where management determined that the undiscounted future cash flows were not sufficient to recover the carrying value of these assets over the estimated useful life.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with the provisions of ASC 718, Compensation-Stock Compensation, which requires equity-based compensation, be reflected in the consolidated financial statements over the period of service which is typically the vesting period based on the estimated fair value of the awards. The Company accounts for stock option forfeitures as they occur.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at December 31, 2025 and December 31, 2024. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, income tax payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at December 31, 2025 and December 31, 2024 due to their short-term maturities.

At December 31, 2025 and 2024, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,847,932	$-	$-	$6,847,932
Total Liabilities	$6,847,932	$-	$-	$6,847,932

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,853,858	$-	$-	$6,853,858
Total Liabilities	$6,853,858	$-	$-	$6,853,858

(1)	See Note 7 - Related Party

The following tables present the Company’s liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,495,000	$-	$-	$1,495,000
Total Assets	$1,495,000	$-	$-	$1,495,000

		Fair Value Measurement as of
		December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,545,000	$-	$-	$1,545,000
Total Assets	$1,545,000	$-	$-	$1,545,000

The following table presents the changes in balances of assets for the years ended December 31, 2025 and 2024 classified as Level 3:

	Years ended December 31,
	2025	2024
Balance – beginning of period	$1,545,000	$1,588,000
Change in fair value	(50,000)	(43,000)
Balance – end of period	$1,495,000	$1,545,000

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

Disaggregation of Revenue

The Company generated revenue for the years ended December 31, 2025 and 2024 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the year ended December 31, 2025 the Company recognized $3,125,000 (2024 - $2,773,750) of revenue for licenses for which revenue was recognized at a point in time and $34,375 (2024 - $34,375) for licenses for which revenue was recognized over time.

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

The following table presents sales by operating segment disaggregated based on the type of product for the years ended December 31, 2025 and 2024. All sales were in the United States.

	December 31,	December 31,
	2025	2024
Product revenue	$14,233,056	$14,481,784
License revenue	3,159,375	2,808,125
Demonstrations & Consulting revenue	93,185	36,000
Equipment revenue	140,750	80,276
	$17,626,366	$17,406,185

Accounts receivable and allowance for credit losses

Accounts receivable are presented net of an allowance for credit losses. This value incorporates an allowance for credit losses to reflect any loss anticipated on accounts receivable balances. The Company applies the current expected credit loss (CECL) model, which requires immediate recognition of expected credit losses over the contractual life of receivables and records the appropriate allowance for credit losses as a charge to operating expenses. The allowance for credit losses is based on a combination of the individual customer circumstances, credit conditions, and historical write-offs and collections. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for credit losses charged to operating expense.

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at December 31, 2025. The Company historically has not experienced significant uncollectible accounts receivable. As of December 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0, and the Company recorded $3,520 of credit losses for the year ended December 31, 2025, and $0 of credit losses for the year ended December 31, 2024.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2021.

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

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which expanded income tax disclosure requirements, including disaggregation of pretax income (loss) and income tax expense (benefit) by jurisdiction and disclosure of income taxes paid (net of refunds received). The Company adopted the standard on January 1, 2025 on a retrospective basis. Accordingly, the tax rate reconciliation and income taxes paid disclosures for the year ended December 31, 2024 has been recast to conform to the current year’s presentation. The adoption affected disclosures only and did not impact the Company’s financial position, results of operations, or cash flows.

Basic and Diluted Loss Per Common Share

Loss per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the year, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the year adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for year ended December 31, 2025, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	December 31,	December 31,
	2025	2024
Stock Options	1,070,000	1,860,000
Total common stock equivalents excluded from dilutive loss per share	1,070,000	1,860,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of December 31, 2025 and December 31, 2024 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2025, the Company had $1,745,426 (2024 - $2,956,082) in excess of FDIC limits.

Customer and Supplier Concentration

For the year ended December 31, 2025, three customers represented 29%, 11%, and 9% of the Company’s revenues, and for the year ended December 31, 2024, three customers represented 32%, 13%, and 10% of the Company’s revenues. The loss of any one of these customers could have an adverse effect on the Company’s operations.

At December 31, 2025, two customers represented 51%, and 14% of the Company’s accounts receivable, and at December 31, 2024, three customers represented 32%, 26% and 9% of the Company’s accounts receivable.

For the year ended December 31, 2025, two suppliers represented 55% and 36% of the Company’s purchases. For the year ended December 31, 2024, two suppliers represented 51% and 35% of the Company’s purchases. At December 31, 2025 and 2024, 63% and 68% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive and the adverse effect of losing one of these suppliers would be short-term.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023‑07 effective for its Annual Report on Form 10‑K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023‑07 addresses only disclosures, the adoption of ASU 2023‑07 did not have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 effective for its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent interim periods. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024‑03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025‑01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220‑40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024‑03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024‑03 is permitted. The Company does not expect the application of this standard will have a material impact on its financial statements and related disclosures.

On July 30, 2025, the FASB issued ASU 2025‑05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025‑05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025‑05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company does not expect the application of this standard will have a material impact on its financial statements and related disclosures.

Note 4 - Inventory

Inventory was comprised of the following at December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Raw Materials	$308,613	$169,527
Finished Goods	139,473	452,286
	$448,086	$621,813

Note 5 - Property and Equipment, Net

Property and equipment at December 31, 2025 and December 31, 2024 are as follows:

	December 31,	December 31,
	2025	2024
Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	117,512	117,512
Trucking equipment	911,377	911,377
Lab equipment	753,370	725,626
Office equipment, computer equipment and software	3,426	1,874
Total equipment	2,882,664	2,853,368

Less: accumulated depreciation	(2,185,221)	(2,047,680)
Construction in process	1,495,000	1,545,000
Property and equipment, net	$2,192,443	$2,350,688

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the year ended December 31, 2025 and 2024 depreciation expense was $137,541 and $11,702, respectively. At December 31, 2025 and 2024, lab equipment included $0 and $725,626 of lab equipment not yet placed in service, respectively.

At December 31, 2025 and 2024, the Company concluded that Company’s plant construction in process asset had become impaired based on the existing and anticipated future economic outlook. As a result, the Company impaired the asset to reduce the carrying value to fair value. Estimated fair value of the impaired long-lived asset is based on the estimated cost to replace the asset. As a result of the uncertain cash flows related to the Company’s capitalized construction costs, the Company has recorded an impairment charge of $50,000 (2024 - $43,000).

Note 6 - Intellectual Property

License and patent costs capitalized as of December 31, 2025 and December 31, 2024 are as follows:

	December 31,	December 31,
	2025	2024
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,774,132)	(1,569,532)
Intellectual property, net	$1,294,863	$1,499,463

Amortization expense for the year ended December 31, 2025 and 2024 was $204,600 and $204,600, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2026	$204,600
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
December 31, 2030	204,600
Thereafter	271,863
Total	$1,294,863

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

As of December 31, 2025 and December 31, 2024, total principal of $0 and $0, respectively, was outstanding on this note. Interest expense for the years ended December 31, 2025 and 2024 was $0 and $4,279, respectively.

Amortized discount recorded as interest expense for the years ended December 31, 2025 and 2024 was $0 and $32,220, respectively. As of December 31, 2025 and 2024, the unamortized balance of the discount was $0 and $0, respectively.

Unsecured Note Payable

The Company has the following unsecured note payable - related party outstanding as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Unsecured note payable	$-	$13,154,931

Repayments	-	(12,314,895)
Less fair value adjustment on extinguishment, net of amortized discount of $0 and $1,965,984, respectively	-	(960,000)
Plus fair value adjustment	-	119,964

Total unsecured note payable	-	-

Less current portion	-	-

Unsecured note payable, net of current portion	$-	$-

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

Amortized discount recorded as interest expense for the years ended December 31, 2025 and 2024 was $0 and $209,224, respectively. As of December 31, 2025 and 2024, the unamortized balance of the discount was $0 and $0, respectively.

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of the note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the Unsecured Note Payable and, the fair value will fluctuate over time based on payment predictions. The Profit Share was determined to have a fair value of $3,389,043 upon grant. The fair value of the Profit Share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the Profit Share liability. At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the Profit Share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400. The discounted cash flow model assumptions used at December 31, 2025 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2026, and an annual market interest rate of 14.55%. The discounted cash flow model assumptions used at December 31, 2024 to calculate the Profit Share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2025, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the years ended December 31, 2025 and 2024:

Profit Share as of January 1, 2024	$14,847,937
Modification	(11,833,179)
Loss on change in fair value of profit share	3,839,100
Profit Share as of December 31, 2024	$6,853,858

Profit Share as of January 1, 2025	$6,853,858
Loss on change in fair value of profit share	(5,926)
Profit Share as of December 31, 2025	$6,847,932

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provides certain legal services to the Company and was paid $450,000 and $431,444 for the years ended December 31, 2025 and 2024, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a Director of the Company, is a partner of the law firm. At December 31, 2025 and December 31, 2024, $37,500 and $37,500, respectively, was owed to the firm for services rendered.

On January 31, 2023, the Company entered into a License and Supply Agreement with Dakin Holdings Ltd., a company incorporated in Barbados (“Dakin”), effective as of January 1, 2023 (the “Dakin Agreement”), pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products comprising certain intellectual property owned by Dakin (the “Dakin IP”), and (ii) an exclusive license to commercialize the Dakin IP in the United States. In addition, the Company shall pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date and ending December 31, 2025, and pay Dakin a royalty on all sales in the United States of the products comprising the Dakin IP made by the Company. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024. Dakin is a company owned and controlled by the Company’s Chief Executive Officer and President. The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein. For the years ended December 31, 2025 and 2024, Dakin incurred $0 and $112,500 license fees. At December 31, 2025 and 2024, $0 and $0 was owed to Dakin for license fees.

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

On August 1, 2024, the Company entered into a 3‑year lease for laboratory space in Grand Forks, North Dakota. The lease contains an option to extend for a further three years that the Company is reasonably certain to exercise. As a result, the additional three year extension is included as part of the lease term. Rent is $1,400 monthly until July 31, 2027, and then effectively $1,540 per month until July 31, 2030. Upon commencement of the lease the Company recorded a right of use asset and an operating lease liability of $69,615.

On November 22, 2024, the Company entered into an approximate 3‑year lease for laboratory space in State College, Pennsylvania, commencing December 15, 2024 and ending November 30, 2027. The lease contains an option to extend for a further three years that the Company is reasonably certain to exercise. As a result, the additional three-year extension is included as part of the lease term. Rent is $1,800 monthly until November 30, 2025, $1,860 monthly thereafter until November 30, 2026, and $1,920 monthly thereafter until November 30, 2027. During the option period, rent is $1,980 monthly from December 1, 2027 to November 30, 2028, $2,040 monthly thereafter through November 30, 2029, and $2,100 monthly thereafter through November 30, 2030. Upon commencement of the lease the Company recorded a right of use asset and an operating lease liability of $94,942.

For the years ended December 31, 2025 and 2024, the Company recorded an operating lease right of use asset and liabilities as follows:

	December 31,	December 31,
	2025	2024
Right of use asset - operating lease	$258,986	$305,142
Current portion of operating lease liability	51,158	42,733
Operating lease liability	263,490	306,233

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended December 31,
2026	$85,224
2027	86,992
2028	88,692
2029	54,618
2030	33,880
Thereafter	-
Total	349,406
Less discount	(85,916)
Total lease liabilities	263,490
Less current portion	(51,158)
Operating lease obligation, net of current portion	$212,332

The weighted average remaining lease term for operating leases is 4.2 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the years ended December 31, 2025 and 2024, payments on lease obligations were $83,460 and $52,871, respectively, and amortization on the right of use assets was $46,156 and $31,782, respectively.

For the years ended December 31, 2025 and 2024, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	December 31,	December 31,
	2025	2024
Operating lease costs	$86,883	$53,595

Note 9 – Accounts payable and accrued expenses

Current accounts payable and accrued expenses are as follows:

	December 31,	December 31,
	2025	2024
Accounts payable
Legal costs	$676,799	$23,537
Consulting fees	572,331	114,376
Cost of goods sold	1,178,145	766,894
Other	193,903	221,596
Total accounts payable	2,621,178	1,126,403
Accrued expenses
Legal costs	$868,926	$478,047
Consulting fees	68,030	56,500
Other	51,919	42,048
Total accounts payable and accrued expenses	$3,610,053	$1,702,998

Note 10 - Commitments and Contingencies

Fixed Price Arrangements

A substantial portion of the Company’s revenues is generated under contracts or blanket purchase orders with commercial customers that expire periodically or must be frequently renegotiated, extended, or replaced from time to time and that often contain fixed prices for product. These arrangements expose the Company to potential risks associated with rising material costs during the term of the applicable contract or blanket purchase order.

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

Delaware District Court Action

In July 2019, the Company initiated patent litigation against various defendants in the U.S. District Court for the District of Delaware which included (i) Vistra Energy Corp., AEP Generation Resources Inc., NRG Energy, Inc., Talen Energy Corporation, and certain of their respective affiliated entities, all of which are owners and/or operators of coal-fired power plants in the United States, and (ii) Arthur J. Gallagher & Co., DTE REF Holdings, LLC, CERT Coal Holdings LLC, Chem-Mod LLC, and certain of their respective affiliated entities, and additional named and unnamed defendants, all of which operated or were involved in operations of coal facilities in the United States.

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest. The Company accounts for the judgement under ASC 450-30, Contingencies, which does not allow recognition until cash or claims to cash are realized or realizable. We did not recognize the judgement as of December 31, 2025 because there were inherent uncertainties associated with the realizability of the judgement.

On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date the financial statements were issued, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. Interest continues to accrue on the judgment amount during the pendency of the appeal.

2024‑2025 Patent Infringement Actions

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

As a result of the agreements described above, the Company and several defendants have resolved their respective claims, and those defendants have been dismissed from the applicable actions. There remain two utilities in the consolidated Iowa actions.

As described above, between January and April 2025, certain defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) granted the institution of review of certain of the Company’s asserted patents. The Company sought review of those institutional decisions by the PTO Director. The Director has since issued decisions granting reconsideration in part and denying it in part, and certain matters remain subject to further motions and proceedings before the PTAB. In connection with these proceedings, the Court in the consolidated Iowa actions has stayed the litigation pending completion of the IPR process.

Between June and July 2025, certain other defendants in the consolidated Iowa actions filed IPR petitions seeking to invalidate various asserted claims of the Company’s patents. These petitions were denied institution by the PTO Director, and requests for reconsideration of those denials have also been denied.

The Company cannot predict the ultimate outcome of the pending IPR proceedings or related matters.

Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful in litigating and/or settling any of the remaining claims. The Company expenses legal costs relating to patent litigation as incurred.

Contingent Liability

The Company is involved in a dispute with a third party related to invoices and other claimed charges in the amount of $184,079 pertaining to reimbursement for certain alleged costs and legal services. The Company disputes these invoices and charges on the basis that the third party was not entitled to reimbursement.

As of December 31, 2025, the matter remains unresolved. The Company has evaluated the claim in accordance with ASC 450, Contingencies, and has determined that a loss is possible, but not probable. Accordingly, no liability has been recorded in the accompanying financial statements. While the Company intends to vigorously defend its position, an unfavorable outcome could result in a loss of up to approximately $184,079. At this time, the Company is unable to determine the ultimate resolution of this matter.

Note 11 - Stock Based Compensation

Stock Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated financial statements over the requisite service period based on the estimated fair value of the awards.

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the years ended December 31, 2025 and 2024, stock-based compensation expense amounted to $119,238 and $1,088,923, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 2,815,692, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 955,000 additional shares of common stock. (On July 3, 2023, there were 955,000 options and no other types of awards outstanding under the 2014 Plan.) On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan. As of December 31, 2025, there were 1,518,261 shares remaining available for issuance under the 2017 Plan and no options available or outstanding under the 2014 Plan.

Common Stock

On November 8, 2022, the Company issued a total of 600,000 shares of common stock to the Chief Executive Officer. These shares of common stock were valued at $960,000 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares became fully vested on November 8, 2024. The expense for the years ended December 31, 2025 and 2024 was $0 and $402,666, respectively.

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the year ended December 31, 2025, there were no repurchases made under the program.

Stock Options

On January 15, 2024, the Company granted nonqualified stock options to certain directors, executive officers and employees to acquire an aggregate of 200,000 shares of the Company’s common stock under the 2017 Plan. The options granted are exercisable at $4.40 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The options are fully vested and exercisable as of the date of grant and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $632,214, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 5 years, volatility of 93%, discount rate of 3.84% and dividends of $0.

On February 27, 2024, the Company issued 1,857 shares of common stock to a former employee upon a cashless exercise of an option to purchase 3,750 shares of common stock covered by an option to purchase a total of 20,000 shares of common stock, with an exercise price of $1.35 per share. Such share issuance was based upon a VWAP of $4.62 per share as determined under the terms of the option.

On June 24, 2024, the Company issued (i) 177,291 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 300,000 shares of common stock at an exercise price of $1.35 per share, and (ii) 134,573 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of options to purchase an aggregate of 320,000 shares of common stock at exercise prices ranging from $1.35 to $2.25 per share. Such share issuances were based upon a VWAP of $3.30 per share as determined under the terms of the options.

On June 28, 2024, the Company issued (i) 9,282 shares of common stock to an employee upon a cashless exercise of options to purchase an aggregate of 60,000 shares of common stock at exercise prices ranging from $1.35 to $3.05 per share, (ii) 8,813 shares of common stock to an employee upon a cashless exercise of an option to purchase 15,000 shares of common stock covered by an option to purchase a total of 20,000 shares of common stock with an exercise price of $1.35 per share, and (iii) 3,000 shares of common stock to a former employee upon a cashless exercise of an option to purchase 5,106 shares of common stock covered by an option to purchase a total of 100,000 shares of common stock with an exercise price of $1.35 per share. Such share issuances were based upon a VWAP of $3.27 per share as determined under the terms of the options.

On August 3, 2024, the Company issued 6,422 shares of common stock to a former consultant upon a cashless exercise of an option to purchase 12,500 shares of common stock, with an exercise price of $2.00 per share. Such share issuance was based upon a VWAP of $4.11 per share as determined under the terms of the option.

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 50,000 shares of the Company’s common stock at an exercise price of $2.55 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date. The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $77,499 of expenses during the year ended December 31, 2025. The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

On January 9, 2025, the Company granted a nonqualified stock option under the 2017 Plan to a new director, who was elected to the Board on December 30, 2024, to acquire 20,000 shares of the Company’s common stock at an exercise price of $2.80 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. The option is fully vested and exercisable as of the grant date and will expire five years thereafter. Based on a Black-Scholes valuation model, these options were valued at $40,071, in accordance with FASB ASC Topic 718, which was expensed on the issuance date in selling, general and administrative expenses within the Company’s consolidated statements of operations. The valuation assumptions included an expected duration of 5 years, volatility of 92%, discount rate of 4.46% and dividends of $0.

On June 20, 2025, the Company issued (i) 63,796 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 100,000 shares of common stock at an exercise price of $0.95 per share, and (ii) 63,796 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 100,000 shares of common stock at an exercise price of $0.95 per share. Such share issuances were based upon a VWAP of $2.624 per share as determined under the terms of the options.

On December 11, 2025, the Company issued 21,888 shares of common stock to the Company’s Senior Vice President and Chief Technology Officer upon a cashless exercise of an option to purchase 60,000 shares of common stock covered by an option to purchase a total of 100,000 shares of common stock at a then-existing exercise price of $2.90 per share. Such share issuance was based on a VWAP of $4.5655 per share as determined under the terms of the option.

On December 12, 2025, the Company issued (i) 37,915 shares of common stock to the Company’s Chief Executive Officer upon a cashless exercise of an option to purchase 100,000 shares of common stock at a then-existing exercise price of $2.90 per share, (ii) 18,958 shares of common stock to a director upon a cashless exercise of an option to purchase 50,000 shares of common stock at a then-existing exercise price of $2.90 per share, and (iii) 3,792 shares of common stock to an employee upon a cashless exercise of an option to purchase 10,000 shares of common stock at a then-existing exercise price of $2.90 per share. Such share issuances were based upon a VWAP of $4.6710 per share as determined under the terms of the options.

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
January 1, 2025	1,860,000	$2.90	1.75	12,500

Grants	70,000	2.62
Expirations	(440,000)	2.52
Exercised	(420,000)	1.97
December 31, 2025	1,070,000	$3.43	1.58	769,500

Options exercisable at:
December 31, 2025	1,057,500	3.44	1.58	754,500

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $3.75 as of December 31, 2025 (the last trading day of the month of December 2025), which would have been received by the option holders had all option holders exercised their options as of that date.

Stock options exercised during the years ended December 31, 2025 and 2024 include none that were exercised for cash and 420,000 and 716,356 which were a cashless exercise, respectively.

Restricted Share Units

On January 15, 2024, the Company granted 10,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the years ended December 31, 2025 and 2024 was $1,668 and $41,832, respectively.

On January 15, 2025, the Company issued 10,000 shares of common stock to a director due to the vesting on such date of 10,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

At December 31, 2025, the Company had no outstanding RSUs.

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

No warrants were issued during the years ended December 31, 2025 and 2024. The following warrants were exercised during the years ended December 31, 2025 and 2024:

On June 17, 2024, the Company issued an aggregate of 3,333 shares of common stock to certain warrant holders upon the cashless exercise of warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $3.50 per share based upon a market value of $3.60 per share as determined under the terms of the warrants.

On June 18, 2024, the Company issued 704 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 50,000 shares of common stock at an exercise price of $3.50 per share based upon a market value of $3.55 per share as determined under the terms of the warrant.

On August 5, 2024, the Company issued 13,333 shares of common stock to a certain warrant holder upon the cashless exercise of a warrant to purchase 80,000 shares of common stock at an exercise price of $3.50 per share based upon a market value of $4.20 per share as determined under the terms of the warrant.

On August 22, 2024, the Company issued 5,000 shares of common stock to a certain warrant holder upon a cash exercise of a warrant to purchase 5,000 shares of common stock at an exercise price of $3.50 per share or $17,500 in the aggregate.

The following is a summary of the Company’s warrant activity for 2024:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
January 1, 2024	510,000	$3.50	0.60	$-

Grants	-	-	-	-
Expirations	(255,000)	3.50	-	-
Exercised	(255,000)	3.50	-	-
December 31, 2024 and 2025	-	$-	-	$-

Warrants exercisable at:
December 31, 2024 and 2025	-	$-	-	$-

The following table summarizes information about common stock warrants outstanding at December 31, 2025 and 2024:

Outstanding and Exercisable
Weighted Average
Remaining Contractual
Exercise Price	Number Outstanding	Life (years)	Weighted Average Exercise Price
$-	-	-	$-

Note 13 – Taxes

ASU 2023-09 requires disaggregation of pretax income (loss), income tax expense (benefit), and income taxes paid by jurisdiction. The Company has no foreign operations; accordingly, all pretax income (loss) is domestic (United States).

The following table shows the components of loss before income taxes and the related current tax expense / (benefit):

	2025	2024
Loss before income taxes
U.S. operations	$(2,955,957)	$(11,091,267)
Current income tax expense / (benefit)
U.S. federal	-	-
State	70,050	(289,156)
Total current income tax expense / (benefit)	$70,050	$(289,156)

Income taxes paid (net of refunds received) related to continuing operations are presented on a cash basis and reconcile to cash paid for income taxes in the consolidated statement of cash flows. Income taxes paid (net of refunds received) were as follows:

	2025	2024
Jurisdiction
U.S. federal	$-	$-
U.S. state and local:
Texas	28,268	55,535
Louisiana	4,373	57,179
Arkansas	7,390	27,696
Illinois	12,036
Other states	753	2,859
Total income taxes paid (net of refunds received)	$52,820	$143,269

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
Pretax (Loss)	(2,955,957)		(11,091,267)
U.S. federal statutory income tax	(620,751)	21.0%	(2,329,166)	21.0%
State and local income taxes, net of federal benefit (a)	55,339	(1.9)%	(358,768)	3.2%
Foreign tax effects	-	0.0%	-	0.0%
Effect of changes in tax laws or rates	-	0.0%	-	0.0%
Tax credits	-	0.0%	-	0.0%
Change in U.S. federal valuation allowance	499,340	(16.9)%	(10,473)	0.1%
Nontaxable or nondeductible items:
Change in profit share liability	(1,244)	0.0%	1,006,057	(9.1)%
Meals and entertainment	3,179	(0.1)%	3,466	(0.0)%
Penalties and fines	2,859	(0.1)%	-	0.0%
Nondeductible officers’ compensation	1,077	0.0%	-	0.0%
Discount on note payable	-	0.0%	50,703	(0.5)%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%
Other adjustments:
Deferred tax adjustments	130,251	(4.4)%	1,349,025	(12.1)%
Income tax expense / (benefit)	70,050	(2.4)%	(289,156)	2.6%

(a) Taxes in Texas, Illinois, Arkansas, and Louisiana make up the majority of the effect of the state and local tax category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$4,423,000	$3,595,000
Stock based compensation	570,000	799,000
Intangible assets	85,000	99,000
Fixed assets	60,000	53,000
Total deferred tax assets	5,138,000	4,546,000
Deferred tax liability:
IRC Section 481(a) adjustment	-	(125,000)

Valuation Allowance	(5,138,000)	(4,421,000)

Net deferred tax asset	$-	$-

As of December 31, 2025, the Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $19,747,000 available to offset taxable net income in a given year of which $3,209,000 expires from 2035 through 2037 and $16,538,000 does not expire. The Company also has state NOL carryforwards of approximately $7,241,000 which begin to expire in 2026. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the valuation allowance increased by $716,714, related to the U.S. federal and state jurisdictions in the amounts of $499,340 and $217,374, respectively. For the year ended December 31, 2024, the valuation allowance (decreased) by $(33,000), related to the U.S. federal and state jurisdictions in the amounts of $(10,473) and $(22,572), respectively.

The Company files income tax returns in the U.S. federal and various state jurisdictions. For U.S. federal and certain state income tax purposes, the Company's 2021 through 2025 tax years remain open for examination by the tax authorities under the normal statute of limitations.

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

There were no unrecognized tax benefits as of December 31, 2025. The Company is no longer subject to tax examinations by tax authorities for years prior to 2021. If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.” No interest or penalties on unpaid tax were recorded during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year

Note 14 – Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at December 31, 2025 and 2024, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

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

	2025	2024
Material sales	$14,233,056	$14,481,784
License fees	3,159,375	2,808,125
Other revenues	233,935	116,276
Total revenues	17,626,366	17,406,185

Material costs	(7,689,298)	(7,686,447)
Blending and milling	(360,680)	(377,598)
Shipping	(1,092,297)	(1,081,781)
Other cost of goods sold	(632,438)	(700,279)
Compensation and benefits	(4,901,122)	(6,148,100)
Stock-based compensation	(119,238)	(1,088,922)
Amortization and depreciation	(388,297)	(248,084)
Consulting fees	(1,362,900)	(879,800)
Professional fees	(2,760,998)	(4,722,313)
General and administrative	(1,058,436)	(1,588,129)
Change in fair value of profit share	5,926	(3,959,065)
Interest expense	(13,673)	(267,458)
Impairment loss	(50,000)	(43,000)
Tax benefit (expense)	(96,963)	289,156
Research & development	(210,542)	-
Bad debt expense	(3,520)	-
Interest income	82,103	293,524
Segment net (loss) income	(3,026,007)	(10,802,111)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-

Consolidated net (loss) income	$(3,026,007)	$(10,802,111)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 15 - Subsequent Events

On February 27, 2026, the Company completed a public offering of 6,250,000 shares of its common stock, at a price of $2.40 per share, generating gross proceeds of $15,000,000. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock at the offering price of $2.40 per share (the “Over-Allotment Option”). On March 17, 2026, the Company sold to the underwriters pursuant to their partial exercise of their Over-Allotment Option an additional 600,000 shares of common stock resulting in additional gross proceeds of $1,440,000. After giving effect to the partial exercise of the Over-Allotment Option, gross proceeds from the offering were $16,440,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. At December 31, 2025, the Company had deferred $481,250 of offering costs incurred prior to December 31, 2025.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2025. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies: (i) lack of a sufficient complement of personnel commensurate with the Company’s reporting requirements; and (ii) insufficient written documentation or training of our internal control policies and procedures which provide staff with guidance or framework for accounting and disclosing financial transactions.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

In connection with our annual audit for the year ended December 31, 2025, management determined that controls as described above constitute material weaknesses in disclosure controls and procedures and internal control over financial reporting. As a result, it was determined that control deficiencies that constitutes material weaknesses in the design and operation of our internal control over financial reporting was present. Management believes that these material weaknesses did not have an effect on our financial results. However, management believes that the lack of these items results in ineffective internal controls, which could result in a material misstatement in our financial statements in future periods.

The material weakness described above did not result in a material misstatement to the consolidated financial statements as of December 31, 2025 and the year then ended presented in this Annual Report on Form 10-K; however, the material weakness did result in a material misstatement to the consolidated financial statements during the year ended December 31, 2022 which resulted in the restatement of the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, and as of and for the interim quarterly periods during the years ended December 31, 2024 and 2023 presented in this Annual Report on Form 10-K and labeled as restated.

Remediation

During 2023, certain actions were taken to address certain aspects of the material weaknesses disclosed above. Effective as of March 1, 2023, we retained a certified public accountant to assist with bookkeeping and accounting services, and as of September 1, 2023, we hired a new financial consulting firm to assist us in bookkeeping and preparing financial statements for our SEC filings, assist us in evaluating our internal controls over financial reporting and assist us in other related matters. Such new firm has replaced the financial consulting firm which had been provided service to the Company since the fourth quarter of 2019 and such new firm has taken on additional responsibilities. In addition, as of November 1, 2023, we appointed a new Chief Financial Officer with over 15 years of experience in accounting and financial control for both private and publicly listed companies to provide fractional Chief Financial Officer services. We also have made efforts since 2023 to strengthen our overall control environment by improving our documented internal control policies and staff training.

Although we believe that these efforts effectively strengthen our disclosure control processes and procedures, our management team intends to continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2026 and beyond. Due to the nature of the remediation process, the need to have sufficient resources to retain additional staff to devote to such efforts and further segregate duties, and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this report about our executive officers and members of our board of directors.

Name	Age	Positions and Offices Held with the Company
Richard MacPherson	70	President, Chief Executive Officer, Secretary and Chairman of the Board of Directors
John Pavlish	67	Senior Vice President and Chief Technology Officer
James Trettel	57	Executive Vice President of Operations
Fiona Fitzmaurice	44	Chief Financial Officer
David M. Kaye	71	Director
Troy Grant	52	Director
Mitzi H. Coogler	56	Director

Executive Officers

Richard MacPhersonhas been a director of the Company since June 2011 and the Chairman of our Board of Directors since July 2025. Mr. MacPherson has served as President and Chief Executive Officer of the Company since March 2015 and was appointed as Secretary of the Company in June 2023. Mr. MacPherson is the founder of MES, Inc. (current subsidiary and operating company of the Company) and had been its Chief Executive Officer from 2008 until 2011. From 2011 to March 2015, Mr. MacPherson served as Vice President of Business Development of the Company. Since 2008, Mr. MacPherson has worked with industry leading scientists and engineers to bring the Company’s technology from the R&D phase, through multiple product development stages, to the final commercialization phase, acting as the lead on all required initiatives and activities. He has been a senior-level executive in the services industry for over 25 years. Mr. MacPherson brings extensive start-up and business development knowledge, applied and proven through his corporate experience throughout the United States and Canada. He has worked in multiple industries, such as electric utilities, communications, and marketing, as well as in several entrepreneurial ventures in the communications, hospitality, geological, and real estate development industries. We believe that Mr. MacPherson’s deep experience in business and strong leadership skills, coupled with being the founder of our operating subsidiary and his extensive knowledge of our technology, qualifies him to serve on our Board of Directors.

John Pavlishhas been Senior Vice President and Chief Technology Officer of the Company since November 2014. Prior to joining the Company, Mr. Pavlish was a Senior Research Advisor and the Director of the Center for Air Toxic Metals at the Energy & Environmental Research Center in Grand Forks, North Dakota. He has over 30 years of mercury-related experience and is regarded as an international expert on the topic of mercury. His primary areas of interest and expertise include research, technical guidance and consultation, and development of mercury control technologies, in particular, for coal combustion and gasification systems. He is an inventor of a number of patented mercury control technologies and has years of experience in development and testing of these technologies for commercial applications. Over the last 30 years, he has spent much of his time evaluating the efficacy of a number of different mercury control technologies/approaches and their cost-competitiveness in the commercial market. During the last five years, he has spent time evaluating several different technologies applicable to the recovery of rare earth elements and water treatment and has directed research and development activities in these areas in way of developing new products and services for the Company. Mr. Pavlish also has years of power plant experience and has worked for engineering/consulting company Black & Veatch, where he served as Unit Leader/System Engineer. Mr. Pavlish is a professional engineer, a member of the American Society of Mechanical Engineers, the Air & Waste Management Association, and the American Water Works Association. He serves on numerous professional and technical committees and is a U.S. Representative on the Mercury Emissions from Coal International Experts Working Group on Reducing Emissions from Coal and a member of the United Nations Environment Programme Global Mercury Partnership, Reduction of Mercury Releases from Coal Combustion. Mr. Pavlish has published over 200 papers, articles, and reports on various mercury-related, rare earth elements recovery, and water treatment topics and issues.

James Trettelhas been Vice President of Operations of the Company since January 2014 and Executive Vice President of Operations of the Company since June 2024. Mr. Trettel possesses over 25 years of experience in the dry bulk material handling industry. During 2012 and 2013, he was the owner and operator of Solid Foundation Services, LLC, a firm specializing in deep foundation installations for the gas and oilfield industry, while providing technical consulting services to the Company. Prior to 2012, he provided project management and engineering duties for numerous multi-million dollar turn-key contracts while employed at Advanced Bulk and Conveying Inc. starting in 2004. Additionally, Mr. Trettel has overseen day to day operations for 14 years as the VP of J&B Industrial Sales Company Inc. of sales, systems, and engineering organization specializing in bulk material handling. Mr. Trettel has extensive field experience with systems operating in a large variety of industry sectors including coal fired utilities. Mr. Trettel graduated Cum Laude with a B.S. degree in Mechanical Engineering.

Fiona Fitzmaurice has been Chief Financial Officer of the Company since November 2023. She is a chartered accountant with over 15 years of experience in accounting and financial control for both private and publicly listed companies. She has significant experience as CFO for exploration companies and has been involved in numerous private placements, prospectus filings, flow-through financings and corporate audits. Ms. Fitzmaurice currently serves as CFO of the following companies: Elixxer Ltd. (TSXV:ELXR) since December 2024; Metavista3D Inc. (TSXV:DDD) since November 2024; Exploits Discovery Corp. (CSE:NFLD) since December 2022; Digicann Ventures Inc. (CSE:DCNN) since October 2021; Provenance Gold Corp. (CSE:PAU) since May 2021; and MacDonald Mines Exploration Ltd. (TSXV:BMK) since December 2019. She has also served as CFO of Pedro Resources Ltd. (CSE:VBN) from August 2020 to January 2023; Controller of Noront Resources Ltd. (TSXV:NOT) from May 2015 to December 2022; CFO of Honey Badger Exploration Inc. (TSXV:TUF) from December 2019 to November 2020; CFO of Pasofino Gold Limited (TSXV:VEIN) from July 2017 to March 2020; and CFO of Mojave Jane Brands (CSE:JANE) from October 2017 to July 2019. Ms. Fitzmaurice currently holds a chartered certified qualification from ACCA (Association of Chartered Certified Accountants) having received her certification in Ireland in 2008. She holds a bachelor’s degree in accounting and finance from Athlone Institute of Technology, Ireland.

Directors

Please see the information regarding Richard MacPherson under “Executive Officers” above.

David M. Kayehas been a director of the Company since June 2019 and served as Secretary from December 2019 to June 2023. Mr. Kaye has been a practicing attorney in the New York City metropolitan area since 1980, specializing in business, corporate and securities matters. From February 1996 to February 2026, Mr. Kaye was a partner in the law firm of Kaye Cooper Kay & Rosenberg, LLP, located in Roseland, New Jersey. From March 2006 to June 2011, Mr. Kaye was a director of China Youth Media, Inc., resigning from such position effective with the merger between the Company with MES, Inc. which was completed in June 2011. From December 2000 to October 2009, Mr. Kaye also served on the Board of Directors of Dionics, Inc. Mr. Kaye received his B.A. from George Washington University (1976) and his J.D. from the Benjamin N. Cardozo School of Law, Yeshiva University (1979). We believe that Mr. Kaye’s deep experience in business and transactional matters and working with public companies qualifies him to serve on our Board of Directors.

Troy Granthas been a director of the Company since May 2023. Mr. Grant, a graduate from St. Francis Xavier University with a Bachelor of Commerce degree, has extensive experience in investment financing, predominantly focusing on raising significant funding across global platforms and management of strategic operations. For the past 10 years, his career has been dedicated to his role as Chief Executive Officer (CEO) with Elcora Advanced Materials Corp. (TSXV: ERA). Elcora was founded in 2011 and has been successfully structured as a vertically integrated battery material company with mining assets in Sri Lanka and Morocco. As CEO, in addition to responsibility for the overall strategic operations, including exploration, business development and implementation of the company vision, Mr. Grant works diligently to raise equity and advance assets. Mr. Grant also currently serves as a director and member of the Audit Committee of several publicly listed companies, including Elcora Advanced Materials Corp., i3 Interactive Inc. (CSE: BETS), Auxly Cannabis Group Inc. (TSX: XLY), and Cleantech Power Corp. (formerly, Alkaline Fuel Cell Power Corp.) (NEO: PWWR). We believe Mr. Grant’s deep public company experience in Canada and his strong background in business and investment financing qualifies him to serve on our Board of Directors.

Mitzi H. Coogler has been a director of the Company since December 2024. Ms. Coogler is a certified public accountant and has maintained an accounting practice since 2014 in Northport, Alabama specializing in management support and guidance for closely held businesses. Since February 2026, Ms. Coogler has been a director of Atmos Energy Corporation (NYSE: ATO). Since November 2023, she has been Chief Financial Officer of JT Harrison Construction Co., Inc., located in Northport, Alabama, which provides design, general contracting and construction management services. From November 2017 to December 2021, she served as Chief Executive Officer and a member of the Board of Directors of Southeast Cancer Network, Inc., located in Tuscaloosa, Alabama. From February 2018 to July 2022, she also served as Chief Financial Officer of closely held businesses wholly or majority owned by Dr. Scott Drummond (deceased). From January 2005 to January 2014, she was a shareholder/employee of Echols, Coogler & Associates, P.C., an accounting firm, located in Tuscaloosa, Alabama. Ms. Coogler received her B.S. in accounting from University of Alabama in 1993. We believe Ms. Coogler’s extensive financial, accounting and transactional experience qualifies her to serve on our Board of Directors.

Family Relationships

There are no family relationships between any of the directors and executive officers of the Company. There are no family relationships among our directors and executive officers and those of our subsidiaries and affiliated companies.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K under the Securities Act.

Board of Directors

Our Board of Directors has a stewardship responsibility to supervise the management of and oversee the conduct of the business of the Company, provide leadership and direction to management, evaluate management, set policies appropriate for the business of the Company and approve corporate strategies and goals. The day-to-day management of the business and affairs of the Company is delegated by our Board of Directors to the executive officers of the Company. Our Board of Directors gives direction and guidance through the Chief Executive Officer to management and keeps management informed of its evaluation of the executive officers in achieving and complying with goals and policies established by our Board of Directors.

Our Board of Directors exercises its independent supervision over management by its policies that (a) periodic meetings of our Board of Directors be held to obtain an update on significant corporate activities and plans; and (b) all material transactions of the Company are subject to prior approval of our Board of Directors. To facilitate open and candid discussion among its independent directors, such directors are encouraged to communicate with each other directly to discuss ongoing issues pertaining to the Company.

Composition of Our Board of Directors

Our Board of Directors consists of four members. There are no contractual obligations regarding the election of our directors. We do not currently have a standing nominating committee and the functions of identifying, evaluating, and selecting candidates for our Board of Directors are performed by our Board of Directors as a whole. Our Board of Directors will, from time to time, assesses potential candidates to fill perceived needs on our Board of Directors based on required skills, expertise, independence and other factors. In considering whether to nominate any particular candidate for election to our Board of Directors, our Board of Directors uses various criteria to evaluate each candidate, including the candidate’s ability to further the interest of the stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among members of our Board of Directors, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. Our Board of Directors does not set specific minimum qualifications or assign specific weights to particular criteria and no particular criterion is a prerequisite for a prospective nominee. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Majority Voting Policy

Our Board of Directors, pursuant to the requirements of the TSX, has adopted a Majority Voting Policy. In an uncontested election of directors, any nominee who receives a greater number of votes “withheld” than votes “for” (i.e., the nominee is not elected by at least a majority (50% +1) of the votes cast with respect to his/her election) is required to tender his or her resignation to our Board of Directors promptly following a stockholders meeting. The directors will consider the offer of resignation and, except in exceptional circumstances, will recommend that our Board of Directors accept the resignation. Our Board of Directors will make its decision within 90 days following a stockholders meeting and announce it in a press release, including the reasons for rejecting the resignation, if applicable. The nominee will not participate in any deliberations on the resignation offer. The policy does not apply in circumstances involving contested director elections.

Audit Committee

In connection with the listing of our common stock on the NYSE American, we amended our Audit Committee’s charter to comply with the NYSE American listing rules. The Audit Committee is currently comprised of Troy Grant and Mitzi Coogler. Ms. Coogler serves as an “audit committee financial expert” within the meaning of the applicable SEC regulations. Under the NYSE American listing rules, independent directors must comprise a majority of a listed company’s board of directors (or 50% in the case of a smaller reporting company like us). In addition, the NYSE American listing rules require that, subject to specified exceptions, each member of a listed company’s audit committee be independent. The NYSE American listing rules require that a company’s audit committee consist of three members, unless the issuer is a smaller reporting company such as the Company, in which case only two members are required. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under Exchange Act.

The Audit Committee is appointed by our Board of Directors to assist in fulfilling its oversight responsibility by reviewing the accounting and financial reporting processes of the Company and its subsidiaries, our internal control and disclosure control system, and the audits of our financial statements. In this regard, the Audit Committee approves our retention of independent auditors and pre-approve any audit or non-audit services performed by them. It reviews with such accountants the arrangements for, and the scope of, the audit to be conducted by them. It also reviews with the independent accountants and with management the results of audits and various other financial and accounting matters affecting us.

All members of our Audit Committee meet the relevant independence requirements for service on the Audit Committee and requirements for financial literacy set forth in the NYSE American listing rules and SEC rules and our Board of Directors has appointed Mitzi Coogler as an “audit committee financial expert” within the meaning of applicable SEC regulations. Both our independent registered public accounting firm and management will periodically meet privately with our Audit Committee.

The full text of our Audit Committee charter is posted on the investor relations portion of our website at http://www.birchtech.com. We do not incorporate the information contained on, or accessible through, our corporate website into this report, and you should not consider it a part of this report.

Other Committees

Our Board of Directors does not have any committees other than the Audit Committee.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a written code of ethics and business conduct (the “Code of Conduct”), which outlines a set of ethical standards by which each director, officer and employee of the Company should conduct his or her business. The objective of the Code of Conduct is to provide guidelines for maintaining our commitment to honesty, integrity, and ethical behavior. The Code of Conduct addresses conflicts of interest, protection of our assets, confidentiality, fair dealing with customers, suppliers, competitors and employees, insider trading, compliance with laws, and reporting any illegal or unethical behavior. As part of the Code of Conduct, any person subject to the Code of Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential, or the appearance of conflicts of interest. Our Board of Directors will have ultimate responsibility for the stewardship of and monitoring compliance with the Code of Conduct. Directors, officers, and employees may be required periodically to review the Code of Conduct and acknowledge in writing their understanding of and compliance with the Code. Our Code of Business Conduct and Ethics reflects the foregoing principles. A copy of the Code of Conduct is available free of charge to any person on written or telephone request to Birchtech Corp., 1810 Jester Drive, Corsicana, Texas 75109 or (614) 505‑6115.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8‑K relating to amendments to or waivers from any provision of the code of ethics and business conduct applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website http://www.birchtech.com.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

Item 11. Executive Compensation.

The following discussion relates to the compensation of our named executive officers, as determined under applicable SEC rules for smaller reporting companies like us, for the years ended December 31, 2025 and 2024, consisting of Richard MacPherson, our President and Chief Executive Officer, John Pavlish, Senior Vice President, and James Trettel, Executive Vice President of Operations.

Fiscal Year 2025 and 2024 Summary Compensation Table

				Stock	Stock	All Other
				Awards	Options	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (4)	($) (4)	($)(5)	Total ($)
Richard MacPherson	2025	1,000,000	-	-	-	146,279	1,146,279
President and Chief Executive Officer, Secretary, Director (1)	2024	879,818	1,250,000	402,666	189,664	140,244	2,862,392

John Pavlish	2025	500,000	-	-	-	23,082	523,082
Senior Vice President (2)	2024	488,625	550,000	-	63,221	22,143	1,123,989

James Trettel	2025	600,000	-	-	-	22,093	622,093
Executive Vice President of Operations (3)	2024	552,500	600,000	-	126,443	23,217	1,302,160

___________________________

(1)

Mr. MacPherson was appointed President and Chief Executive Officer in March 2015. From January 1, 2024 to May 31, 2024, Mr. MacPherson’s annual base salary was $745,000. See “Executive Employment Agreements” below for information on the amended and restated employment agreement entered into with Mr. MacPherson effective June 1, 2024. During 2022, Mr. MacPherson was granted a retention stock bonus award in the amount of 600,000 shares of common stock. Such award was granted on November 8, 2022, which shares vested 25.0% every six months from the date of grant and became fully vested on November 8, 2024. During 2024, Mr. MacPherson was granted a five-year nonqualified stock option to acquire 60,000 shares of common stock exercisable at $4.40 per share.

(2)

Mr. Pavlish was appointed Senior Vice President in November 2014. From January 1, 2024 to May 31, 2024, Mr. Pavlish’s annual base salary was $480,000. See “Executive Employment Agreements” below for information on the amended and restated employment agreement entered into with Mr. Pavlish effective June 1, 2024. During 2024, Mr. Pavlish was granted a five-year nonqualified stock option to acquire 20,000 shares of common stock exercisable at $4.40 per share.

49

(3)

Mr. Trettel was appointed Vice President of Operations in January 2014. From January 1, 2024 to May 31, 2024, Mr. Trettel’s annual base salary was $500,000. See “Executive Employment Agreements” below for information on the employment agreement entered into with Mr. Trettel effective June 1, 2024. During 2024, Mr. Trettel was granted a five-year nonqualified stock option to acquire 40,000 shares of common stock exercisable at $4.40 per share.

(4)

Represents the dollar amount recognized for consolidated financial statement reporting purposes of restricted stock awards and stock option awards granted to the executive officers computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included elsewhere in this report. The dollar amount shown in the “Stock Awards” column for Mr. MacPherson reflects the grant date fair value recognized in 2024 for the retention stock award granted in November 2022 which was subject to a vesting schedule. The full amount for the entire grant was $960,000. The dollar amounts shown in the “Option Awards” column for Mr. MacPherson, Mr. Pavlish and Mr. Trettel reflect the grant date fair value recognized for stock options granted in 2024. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the stock options granted to the executive officers:

			FASB
			ASC
		Stock	Topic 718
		Options	Value
Name	Year	(#)	($)
Richard MacPherson	2025	-	-
	2024	60,000	189,664
John Pavlish	2025	-	-
	2024	20,000	63,221
James Trettel	2025	-	-
	2024	40,000	126,443

(5)	The amounts shown for 2025 and 2024 in the “All Other Compensation” column are comprised of the following:

			Life	Auto	Perquisites and
		401k	Insurance	Allowance	Other
Name	Year	Match ($)	Premiums ($)	($)	Benefits ($) (1)
Richard MacPherson	2025	-	96,600	27,600	22,079
	2024	-	96,600	27,785	15,859
John Pavlish	2025	15,793	-	-	7,289
	2024	13,833	-	-	8,310
James Trettel	2025	16,093	-	-	6,000
	2024	17,217	-	-	6,000

(1)

The amount for each of Messrs. MacPherson, Pavlish and Trettel includes $6,000 for a home office allowance in 2025 and 2024. The amount for each of Messrs. MacPherson and Pavlish also includes $16,079 and $1,289, respectively, for medical expense reimbursement in 2025 and $9,859 and $2,310, respectively, for medical expense reimbursement in 2024.

Executive Employment Agreements

On June 7, 2024, the Company entered into an amended and restated employment agreement with Richard MacPherson, effective as of June 1, 2024, pursuant to which Mr. MacPherson will continue to serve as President and Chief Executive Officer of the Company. The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. MacPherson is entitled to a base salary of $1,000,000 per year, which may be increased from time to time solely at the discretion of our Board of Directors (or committee thereof). Mr. MacPherson shall be eligible to receive bonus compensation in such amounts and at such times as our Board of Directors (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $1,000,000 annually. He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits. He is also entitled to receive equity awards subject to the sole discretion of our Board of Directors (or committee thereof). The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. MacPherson for good reason (as such terms are defined in the agreement).

On June 7, 2024, the Company also entered into an amended and restated employment agreement with John Pavlish, effective as of June 1, 2024, pursuant to which Mr. Pavlish will continue to serve as Senior Vice President and Chief Technology Officer of the Company. The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. Pavlish is entitled to a base salary of $500,000 per year, which may be increased from time to time solely at the discretion of our Board of Directors (or committee thereof). Mr. Pavlish shall be eligible to receive bonus compensation in such amounts and at such times as our Board of Directors (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $500,000 annually. He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits. He is also entitled to receive equity awards subject to the sole discretion of our Board of Directors (or committee thereof). The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. Pavlish for good reason (as such terms are defined in the agreement).

On June 7, 2024, the Company also entered into an employment agreement with James Trettel, effective as of June 1, 2024, pursuant to which Mr. Trettel will serve as Executive Vice President of Operations of the Company. The agreement has a term of three years which after such three-year term will automatically renew for successive one-year periods unless otherwise terminated by either party prior to the next applicable renewal period. Mr. Trettel is entitled to a base salary of $600,000 per year, which may be increased from time to time solely at the discretion of our Board of Directors (or committee thereof). Mr. Trettel shall be eligible to receive bonus compensation in such amounts and at such times as our Board of Directors (or committee thereof) at its sole discretion shall from time to time determine and which shall not exceed $500,000 annually. He is entitled to participate in benefit plans that are made available to executive employees of the Company, and is entitled to certain other benefits. He is also entitled to receive equity awards subject to the sole discretion of our Board of Directors (or committee thereof). The agreement also provides for certain severance payments in the event the agreement is terminated by the Company without cause or terminated by Mr. Trettel for good reason (as such terms are defined in the agreement).

Outstanding Equity Awards as of December 31, 2025

The following table sets forth certain information about the number of unexercised nonqualified stock options held as of December 31, 2025 by each executive named in the Summary Compensation Table.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	Exercise	Expiration
Name	exercisable	unexercisable	Price ($)	Date
Richard MacPherson	150,000	-	3.90	11/22/2026
	60,000	-	4.40	01/15/2029
John Pavlish	10,000	-	5.75	02/10/2027
	100,000	-	3.90	11/22/2026
	100,000	-	1.05	05/31/2027
	20,000	-	4.40	01/15/2029
James Trettel	100,000	-	5.75	02/10/2027
	100,000	-	3.90	11/22/2026
	100,000	-	1.05	05/31/2027
	40,000	-	4.40	01/15/2029

Other Benefits

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical and dental, our employee stock purchase plan, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. Our 401(k) plan allows eligible employees to defer a portion of their compensation before federal income tax to a qualified trust. All employees who are at least 21 years of age are eligible to participate in the 401(k) plan. The participants may choose from multiple investment options for the investment of their deferred compensation. In addition, we match 100% of each participant’s salary deferral, for the first 4% of their salary, with a cash contribution. For the years ended December 31, 2025 and 2024, we contributed $88,813 and $71,909, respectively, to the 401(k) plan. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. Certain other perquisites and benefits are provided to our executive officers as reflected in the tables above.

Policies Regarding Recovery of Awards

Our Board of Directors has adopted a clawback policy that requires us to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our clawback policy complies with NYSE American’s clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While our Board of Directors considers deductibility factors when making compensation decisions, our Board of Directors also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance, and prospects, as well as rewarding extraordinary contributions.

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

Policies on Ownership, Insider Trading, Hedging, and 10b5‑1 Plans

We do not have formal stock ownership guidelines for our employees or directors, because our Board of Directors is satisfied that stock and option holdings among our employees or directors, are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. In addition, we believe that stock ownership guidelines are rare in companies at our stage, which means that ownership requirements would put us at a competitive disadvantage when recruiting and retaining high-quality executives.

We have established an insider trading policy which provides guidelines to officers, directors and employees with respect to transactions in the Company’s securities. The Company’s insider trading policy prohibits certain actions by such individuals relating to buying and selling common stock of the Company, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5‑1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade. The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party. Such plans provide a defense from insider trading liability. No director or named executive officer has a trading plan in place.

Stockholder Advisory Vote on Executive Compensation

Our Company held an advisory vote on executive compensation in 2024 and takes such action annually. Our Board of Directors intends to periodically reevaluate our executive compensation philosophy and practices in light of our performance, needs and developments, including the outcome of future non-binding advisory votes by our stockholders.

Stock Option Grant Practices

Our Company has certain practices relating to the timing of grants of stock options. For option grants to our employees, including executive officers, and non-employee directors, grants of options are currently made by and at meetings of our Board of Directors, or by unanimous written consent in lieu of a meeting, under our Amended and Restated 2017 Equity Incentive Plan. While our Board of Directors does not currently have a formal policy regarding the timing and terms of stock option awards while in possession of material non-public information, our Board of Directors expects to defer grants until a date on which the Company is not in possession of material non-public information. It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive or director compensation.

Director Compensation

Director Compensation Table for Year Ended December 31, 2025

The following table sets forth information regarding the compensation for 2025 of each non-executive member of our Board of Directors. Christopher Greenberg resigned from our Board of Directors on July 1, 2025.

	Fees
	Earned
	or	Stock	Option
	Paid in	Awards($)	Awards
Name	Cash ($)	(1)	($) (1)	Total ($)
Christopher Greenberg	75,000	-	-	75,000
David M. Kaye	75,000	-	-	75,000
Troy Grant	112,500	1,668	-	114,168
Mitzi H. Coogler	75,000	-	40,071	115,071

(1)

Represents the aggregate grant date fair value recognized in 2025 computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 11 to our consolidated financial statements included elsewhere in this report for the year ended December 31, 2025. There can be no assurance the amounts determined in accordance with FASB ASC Topic 718 will ever be realized. The following table provides information concerning the restricted stock units (“RSUs”) and stock options granted to the Directors for 2025:

			FASB ASC			FASB ASC
	Stock		Topic	Stock		Topic
	Awards		718 Value	Options		718 Value
Name	(#)		($)	(#) (1)		($)
Christopher Greenberg	-		-	-		-
David M. Kaye	-		-	-		-
Troy Grant	10,000	(1)	1,668	-		-
Mitzi H. Coogler	-		-	20,000	(2)	40,071

(1)

On January 15, 2024, the Company granted 10,000 RSUs to Mr. Grant. The RSUs vest one year from the grant of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock.

(2)

On January 9, 2025, the Company granted a nonqualified stock option to Ms. Coogler to acquire 20,000 shares of common stock at an exercise price of $2.80 per share. The option is fully vested and exercisable as of the grant date.

During 2025, Mr. Greenberg received $75,000 in compensation for his service as Chairman of our Board of Directors from January 1, 2025 until his resignation, effective July 1, 2025. Each of Mr. Kaye, Mr. Grant and Ms. Coogler received $75,000 during 2025 for service on our Board of Directors. Mr. Grant also received an additional $37,500 during 2025 for his service as Chairman of the Audit Committee. Effective July 1, 2025, Mr. Grant no longer receives this additional compensation. Mr. Grant is no longer Chairman of the Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2026 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is calculated based on 26,305,966 shares of common stock outstanding as of March 31, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of March 31, 2026 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 1810 Jester Drive, Corsicana, Texas 75109.

	Number of		Percentage of
	Shares		Shares
	Beneficially		Beneficially
Name	Owned		Owned (8)
Directors and Named Executive Officers:
Richard MacPherson	3,165,095	(1)	11.94%
John Pavlish	669,710	(2)	2.52%
James Trettel	403,387	(3)	1.51%
David M. Kaye	119,032	(4)	* %
Troy Grant	65,000	(5)	* %
Mitzi H. Coogler	22,000	(6)	* %
All officers and directors as a group (7 persons)	4,449,224		16.37%
5% or Greater Stockholders:
Alterna Core Capital Assets Fund II, L.P., et al	1,860,000	(7)	7.07%

*	Less than one percent of the outstanding shares of common stock of the Company.

(1)	Includes 2,955,095 shares of common stock owned by Mr. MacPherson and 210,000 shares of common stock which Mr. MacPherson has the right to acquire upon exercise of options.

(2)	Includes 439,710 shares of common stock owned by Mr. Pavlish and 230,000 shares of common stock which Mr. Pavlish has the right to acquire upon exercise of options.

(3)	Includes 23,387 shares of common stock owned by Mr. Trettel, 40,000 owned by Mr. Trettel’s wife, and 340,000 shares of common stock which Mr. Trettel has the right to acquire upon exercise of options.

(4)	Includes 74,032 shares of common stock owned by Mr. Kaye and 45,000 shares of common stock which Mr. Kaye has the right to acquire upon exercise of options.

(5)	Includes 40,000 shares of common stock owned by Mr. Grant and 25,000 shares of common stock which Mr. Grant has the right to acquire upon exercise of options.

(6)	Includes 2,000 shares of common stock owned by Ms. Coogler with her husband, as joint tenants, and 20,000 shares of common stock which Ms. Coogler has the right to acquire upon exercise of options.

(7)

Represents 1,860,000 shares of common stock owned and based solely upon and according to information reported in filings made to the SEC, jointly filed by and on behalf of certain reporting persons identified below (the “Reporting Persons”). The Reporting Persons are Alterna Core Capital Assets Fund II, L.P., Alterna Capital Partners LLC, Alterna General Partner II LLC, AC Midwest Energy LLC, Eric M. Press, Roger P. Miller, and Earle Goldin. The address for the Reporting Persons is 10 Corporate Drive, Suite 2204, Bedford, NH 03110.

(8)

Applicable percentage ownership for each stockholder is based on 26,305,966 shares of common stock outstanding as of March 31, 2026 plus any securities that stockholder has the right to acquire within 60 days of March 31, 2026 pursuant to options, warrants, conversion privileges, or other rights. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants, or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under Part III, Item 11. “Executive Compensation” and the transactions described below, since January 1, 2025, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

AC Midwest

On February 27, 2024, we entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest, which replaced and superseded the Unsecured Note Financing Agreement and Reaffirmation of Guaranty entered into with AC Midwest on February 25, 2019, as amended on October 28, 2022 (the “Unsecured Note Financing Agreement”). Pursuant to the Debt Restructuring Agreement, in 2024, we repaid the remaining balance due on a secured note held by AC Midwest and the remaining balance due on an unsecured note held by AC Midwest. As a result, as of January 1, 2025, the only remaining debt obligation under the Debt Restructuring Agreement is a profit participation.

Pursuant to the Debt Restructuring Agreement, AC Midwest is entitled to a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”). The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to our intellectual property. Following the receipt of any Net Litigation Proceeds, we are required to pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the Restructured Profit Share has been paid in full. The Restructured Profit Share completely replaced and superseded the terms and conditions of a profit share in the amount of $17,654,931 provided for in the Unsecured Note Financing Agreement, which is of no further force and effect.

As of the date of this report, AC Midwest beneficially owns approximately 7.24% of the outstanding shares of our common stock.

Other Transactions

Kaye Cooper Kay & Rosenberg, LLP has provided certain legal services to the Company and was paid $450,760 for the year ended December 31, 2025, respectively, for legal services rendered and disbursement incurred. David M. Kaye, a director of the Company, was a partner of that firm.

On January 31, 2023, we entered into the Dakin Agreement, pursuant to which Dakin has granted to the Company (i) a limited license to manufacture and produce for Dakin products (the “Dakin Products”) comprising Dakin IP described below, and (ii) an exclusive license to commercialize the Dakin IP in the United States. Dakin is a company owned and controlled by Richard MacPherson, the Company’s Chief Executive Officer and President. The Dakin Agreement is for a term of ten years unless terminated earlier under certain circumstances as set forth therein. Under the Dakin Agreement, Dakin is required to purchase from the Company 100% of Dakin’s requirements for the Dakin Products containing the Dakin IP for all sales of the Dakin Products outside of the United States, subject to the availability of the products from the Company, at a pricing formula set forth in the Dakin Agreement. The Company was required to pay Dakin a license fee of $12,500 per month for a three-year period commencing as of the effective date, and pay Dakin a royalty on all sales of the Dakin Products made by the Company in the United States. The Company also agreed to provide Dakin with technical support as requested by Dakin at such technical support rates set forth in the Dakin Agreement subject to adjustment. On November 18, 2024, the parties entered into an amendment to the Dakin Agreement which eliminated all further monthly license fees after September 30, 2024. The Dakin IP consists of a proprietary compound of materials engineered to treat a boiler to improve the combustion process and thereby reduce overall emissions, while improving boiler efficiency during the combustion of all types of fuels at power plants. For the year ended December 31, 2025, no license fees or royalties were incurred by or due to Dakin.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our Board of Directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

All related persons transactions were reviewed and approved by a majority of our Board of Directors on terms no less favorable than those that could be obtained from unaffiliated third parties. In February 2026, we adopted a written related party transactions policy that provides that such transactions must be approved by our Audit Committee. Pursuant to this policy, the Audit Committee will have the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

We follow the rules for director independence set by the NYSE American. Our Board of Directors consists of Richard MacPherson, David M. Kaye, Troy Grant and Mitzi H. Coogler. Troy Grant and Mitzi H. Coogler are each viewed as independent within the NYSE American rules and the applicable rules and regulations promulgated by the SEC. Under the applicable the NYSE American rules, a director will qualify as an “independent director” if the director is not an executive officer or employee, our Board of Directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and the director meets the following qualifications:

•	the director has not been employed by us during the previous three years (other than employment as an interim chief executive officer for a period of less than one year);

•

neither the director nor an immediate family member has received more than $120,000 in compensation from us in any twelve consecutive months at any time in the prior three years, other than for (i) board or board committee services, (ii) for compensation paid to an immediate family member as an employee but not as an executive officer, (iii) compensation paid for services as an interim chief executive officer, or (iv) benefits under a tax-qualified retirement plan or non-discretionary compensation;

•	the director is not an immediate family member of an individual who is or was at any time during the prior three years been employed as our chief executive officer;

•

neither the director nor an immediate family member is a partner, controlling stockholder or executive officer of any organization to which we made or from which we received payments (other than those arising from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed the greater of 5% of our consolidated gross revenues or $200,000, in any of the most recent three years;

•

neither the director nor an immediate family member is employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee;

•	neither the director nor an immediate family member is or was a partner of our outside auditor at any time in the past three years.

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

	Year Ended December 31,
	2025	2024
Principal Accounting Fees
Audit fees (1)	$169,000	$190,816
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total aggregate fees	$169,000	$190,816

_______________________

(1)

The aggregate audit fees billed or expected to be billed for professional services rendered by Rosenberg Rich Baker Berman, P.A., our principal accountants effective as of September 11, 2023, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $169,000 and $163,000 for the years ended December 31, 2025 and 2024,respectively. The aggregate audit fees billed for professional services rendered by Marcum LLP, our former principal accountants, for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of our interim consolidated financial statements included in quarterly reports, and other services normally provided in connection with statutory and regulatory filings was $0 and $27,816 for the years ended December 31, 2025 and 2024, respectively.

All fees described above were pre-approved by the Board.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has not set any pre-approval policies and procedures as of December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The financial statements identified below and required by Part II, Item 8 of this Form 10-K are set forth above.

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2025 and 2024

Consolidated Statements of Operations for Years Ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity (Deficit) for Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information, where material, is shown in the financial statements or the notes thereto.

(3) Exhibits.

		Filed		Incorporated by Reference
Exhibit	Description	Herewith	Form	Filing Date

3.1	Certificate of Incorporation and amendments thereto through October 17, 2014		10-K	03/20/2015
3.2	Certificate of Amendment filed with the Secretary of State of Delaware effective on October 17, 2024		8-K	10/17/2024
3.3	Certificate of Amendment filed with the Secretary of State of Delaware effective on December 23, 2025		8-K	12/29/2025
3.4	Second Amended and Restated By-laws		8-K	11/15/2024
4.1	Description of Securities	☒
10.1	Closing Agreement by and among Midwest Energy Emissions Corp., MES, Inc. and Energy & Environmental Research Center Foundation effective as of April 21, 2017		10-Q	08/21/2017
10.2	Assignment of Patents by and between Energy & Environmental Research Center Foundation and Midwest Energy Emissions Corp. dated April 24, 2017		10-Q	08/21/2017
10.3	Amended and Restated Employment Agreement with Richard MacPherson dated as of June 7, 2024		8-K	06/13/2024
10.4	Amended and Restated Employment Agreement with John Pavlish dated as of June 7, 2024		8-K	06/13/2024
10.5	Employment Agreement with James Trettel dated as of June 7, 2024		8-K	06/13/2024
10.6	License and Supply Agreement with Dakin Holdings Ltd. dated as of January 31, 2023		8-K	02/03/2023
10.7	First Amendment to License and Supply Agreement with Dakin Holdings Ltd. dated as of November 18, 2024		10-K	03/31/2025
10.8	Amended and Restated 2014 Equity Incentive Plan, as amended October 29, 2024		8-K	11/15/2024
10.9	Amended and Restated 2017 Equity Incentive Plan, as amended October 29, 2024		8-K	11/15/2024
10.10	Form of Option Award Agreement (Amended and Restated 2017 Equity Incentive Plan)		10-K	03/31/2025
10.11	Form of Restricted Share Unit Award Agreement (Amended and Restated 2017 Equity Incentive Plan)		10-K	03/31/2025

10.12	Unsecured Debt Restructuring Agreement among Midwest Energy Emissions Corp., MES, Inc. and AC Midwest Energy LLC dated as of February 27, 2024		8-K	03/04/2024
10.13	Majority Voting Policy		8-K	11/15/2024
10.14	Form of Indemnification Agreement (with directors and officers)	☒
14.1	Code of Ethics and Business Conduct (revised as of December 2, 2024)		10-K	03/31/2025
19.1	Insider Trading Policy (last modified December 2, 2024)		10-K	03/31/2025
21.1	Subsidiaries of the registrant		10-K	03/31/2025
31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	☒
32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code	☒
97	Clawback Policy	☒
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRCHTECH CORP.

Date: March 31, 2026	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Richard MacPherson	President, Chief Executive Officer, Chairman of	March 31, 2026
Richard MacPherson	the Board and Director (Principal Executive Officer)

/s/ Fiona Fitzmaurice	Chief Financial Officer	March 31, 2026
Fiona Fitzmaurice	(Principal Financial Officer and Principal Accounting Officer)

/s/ David M. Kaye	Director	March 31, 2026
David M. Kaye

/s/ Troy Grant	Director	March 31, 2026
Troy Grant

/s/ Mitzi H. Coogler	Director	March 31, 2026
Mitzi H. Coogler

