Form 10-Q
period 2026-03-31
Birchtech Corp.
filed 2026-05-13
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $0.001 par value per share, 26,305,966 outstanding as of May 13, 2026.

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
•

other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026 with the U.S. Securities and Exchange Commission, and in other filings with the Securities and Exchange Commission or Canadian securities regulators.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets
Cash	$14,748,440	$2,245,426
Accounts receivable	2,239,383	2,099,641
Inventory	594,148	448,086
Prepaid expenses and other assets	166,756	210,408
Total current assets	17,748,727	5,003,561

Security deposits	6,615	6,615
Deferred offering costs	-	481,250
Property and equipment, net	2,149,925	2,192,443
Right of use asset - operating lease	246,418	258,986
Intellectual property, net	1,243,713	1,294,863
Total assets	$21,395,398	$9,237,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $179,672 and $37,500 at March 31, 2026 and December 31, 2025, respectively)	$2,625,958	$3,610,053
Income tax payable	32,190	32,190
Current portion of operating lease liability	53,546	51,158
Customer credits	167,000	167,000
Accrued salaries	56,432	31,961
Profit share liability – related party	7,093,613	6,847,932
Total current liabilities	10,028,739	10,740,294

Operating lease liability, net of current portion	198,066	212,332
Total liabilities	10,226,805	10,952,626

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 26,305,966 and 19,455,966 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively.	26,306	19,456
Additional paid-in capital	88,267,073	74,044,879
Accumulated deficit	(77,124,786)	(75,779,243)

Total stockholders’ equity (deficit)	11,168,593	(1,714,908)

Total liabilities and stockholders’ equity (deficit)	$21,395,398	$9,237,718

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Product revenue	$4,187,920	$2,676,984
License revenue	-	525,000
Other revenue	52,014	19,027
Revenues	$4,239,934	$3,221,011

Cost of sales	(2,857,228)	(1,986,665)

Gross profit	1,382,706	1,234,346

Operating expenses:
Research and development expenses	(550,578)	(406,676)
Selling, general and administrative expenses (related party of $238,917 and $112,500)	(1,981,473)	(2,170,623)
Total operating expenses	(2,532,051)	(2,577,299)
Operating loss	(1,149,345)	(1,342,953)

Other income (expense)
Interest expense	-	(54)
Loss on change in fair value of profit share and unsecured note	(245,681)	(353,351)
Interest income	49,840	31,273
Total other (expense) income	(195,841)	(322,132)
Loss before provision for income taxes	(1,345,186)	(1,665,085)

Income tax (expense)	(357)	(14,135)

Net loss	$(1,345,543)	$(1,679,220)

Basic & Diluted loss per share:
Basic and diluted net loss per share	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	21,771,522	19,243,964

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three Months Ended March 31, 2026
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	(Deficit)	Total
Balance - January 1, 2026	19,455,966	$19,456	$74,044,879	$(75,779,243)	$(1,714,908)

Proceeds from the issuance of common shares	6,850,000	6,850	16,433,150	-	16,440,000

Share issuance costs	-	-	(2,211,383)	-	(2,211,383)

Share based payments	-	-	427	-	427

Net loss	-	-	-	(1,345,543)	(1,345,543)

Balance – March 31, 2026	26,305,966	$26,306	$88,267,073	$(77,124,786)	$11,168,593

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2025	19,235,824	$19,236	$73,925,861	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	10,000	10	(10)	-	-

Share based payments	-	-	60,527	-	60,527

Net loss	-	-	-	(1,679,220)	(1,679,220)

Balance - March 31, 2025	19,245,824	$19,246	$73,986,378	$(74,432,456)	$(426,832)

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,345,543)	$(1,679,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	427	60,527
Amortization of right to use assets	12,568	11,017
Amortization of patent rights	51,150	51,150
Depreciation expense	42,518	10,298
Non-cash interest revenue	(6,879)	(13,271)
Loss on change in fair value of profit share	245,681	353,351
Changes in operating assets and liabilities
Accounts receivable	(132,863)	558,223
Inventory	(146,062)	29,643
Prepaid expenses and other assets	43,652	58,073
Accrued salaries	24,471	12,388
Accounts payable and accrued liabilities	(984,095)	303,632
Operating lease liability	(11,878)	(10,146)
Net cash used in operating activities	(2,206,853)	(254,335)

Cash flows used in investing activities
Purchase of property and equipment	-	(14,153)
Net cash used in investing activities	-	(14,153)

Cash flows from financing activities
Proceeds from the issuance of common shares	16,440,000	-
Share issuance costs	(1,730,133)	-
Net cash provided by financing activities	14,709,867	-

Net increase (decrease) in cash and cash equivalents	12,503,014	(268,488)

Cash and cash equivalents - beginning of period	2,245,426	3,456,082

Cash and cash equivalents - end of period	$14,748,440	$3,187,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$357	$14,135

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Deferred financing costs reclassified to APIC upon issuance of common shares	$481,250	$-

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

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

Note 2 - Liquidity and Financial Condition

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, Presentation of Financial Statements—Going Concern. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company had previously identified conditions that raised substantial doubt about its ability to continue as a going concern. Subsequent to year end, on February 27, 2026 and March 17, 2026 (following the partial exercise of the underwriters’ overallotment option), the Company completed an underwritten public offering of its common stock and received aggregate gross proceeds of $16.4 million, before deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2026, the Company had cash of approximately $14.7 million. Based on the net proceeds from the offering, together with the Company’s existing cash, anticipated revenues and additional cash inflows from its current operations, management believes that the Company has sufficient liquidity to fund its operations and meet its obligations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

 Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of Rule 8-03 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026, from which the accompanying condensed consolidated balance sheet dated December 31, 2025 was derived.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2026, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Stock Split

On December 26, 2025, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The stock split did not affect the number of authorized shares. All share and per share information, including share-based compensation, throughout the unaudited condensed financial statements has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to common stock.

Deferred offering costs

At December 31, 2025, Company deferred direct incremental costs associated with the public offering described in Note 11. The Company capitalized $481,250 during the year ended December 31, 2025. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the public offering. After the completion of the public offering, total deferred offering costs were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the three months ended March 31, 2026 and 2025.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at March 31, 2026 and December 31, 2025. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, income tax payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at March 31, 2026 and December 31, 2025 due to their short-term maturities.

At March 31, 2026 and December 31, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		March 31, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,093,613	$-	$-	$7,093,613
Total Liabilities	$7,093,613	$-	$-	$7,093,613

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,847,932	$-	$-	$6,847,932
Total Liabilities	$6,847,932	$-	$-	$6,847,932

(1)	See Note 7 - Related Party

The following tables present the Company’s liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,495,000	$-	$-	$1,495,000
Total Assets	$1,495,000	$-	$-	$1,495,000

There were no changes in the balances of assets classified as Level 3 for the three months ended March 31, 2026 and 2025.

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

Disaggregation of Revenue

The Company generated revenue for the three months ended March 31, 2026 and 2025 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three months ended March 31, 2026 the Company recognized $0 (2025 - $525,000) of revenue for licenses for which revenue was recognized at a point in time and $0 (2025 - $0) for licenses for which revenue was recognized over time.

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

The following table presents sales by operating segment disaggregated based on the type of product for the three months ended March 31, 2026 and 2025. All sales were in the United States.

	March 31, 2026	March 31, 2025
Product revenue	$4,187,920	$2,676,984
License revenue	-	525,000
Demonstrations & Consulting revenue	23,400	9,000
Equipment revenue	28,614	10,027
	$4,239,934	$3,221,011

Accounts receivable and allowance for credit losses

Accounts receivable are presented net of an allowance for credit losses. This value incorporates an allowance for credit losses to reflect any loss anticipated on accounts receivable balances. The Company applies the current expected credit loss (CECL) model, which requires immediate recognition of expected credit losses over the contractual life of receivables and records the appropriate allowance for credit losses as a charge to operating expenses. The allowance for credit losses is based on a combination of the individual customer circumstances, credit conditions, and historical write-offs and collections. On January 1, 2026, the Company adopted ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allowed the Company to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company elected this practical expedient upon adoption, and this adoption did not have an impact on the Company's financial statements and related disclosures. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for credit losses charged to operating expense.

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at March 31, 2026. The Company historically has not experienced significant uncollectible accounts receivable. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0, and the Company recorded $0 of credit losses for the three months ended March 31, 2026 and 2025.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2021.

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

Basic and Diluted Loss Per Common Share

Loss per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for the periods ended March 31, 2026 and 2025, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	March 31,	March 31,
	2026	2025
Stock Options	1,070,000	9,650,000
Total common stock equivalents excluded from dilutive loss per share	1,070,000	9,650,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of March 31, 2026 and December 31, 2025 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At March 31, 2026, the Company had $14,248,440 (December 31, 2025 - $1,745,426) in excess of FDIC limits.

Customer and Supplier Concentration

For the three month period ended March 31, 2026, three customers represented 29%, 20%, and 16% of the Company’s revenues, and for the three months ended March 31, 2025, three customers represented 21%, 17%, and 10% of the Company’s revenues. The loss of any one of these customers could have an adverse effect on the Company’s operations.

At March 31, 2026, four customers represented 56%, 14%, 12% and 10% of the Company’s accounts receivable, and at December 31, 2025, two customers represented 51%, and 14% of the Company’s accounts receivable.

For the three month period ended March 31, 2026, two suppliers represented 42% and 31% of the Company’s purchases. For three month period ended March 31, 2025, two suppliers represented 47% and 44% of the Company’s purchases. At March 31, 2026 and December 31, 2025, 60% and 63% of the Company’s accounts payable and accrued expenses related to two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive and the adverse effect of losing one of these suppliers would be short-term.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 effective for its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent interim periods. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on its unaudited condensed consolidated financial statements.

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

On July 30, 2025, the FASB issued ASU 2025‑05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025‑05”), which provides a practical expedient that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. Under ASU 2025‑05, an entity is required to disclose that it has elected to use the practical expedient and the election should be applied prospectively. ASU 2025‑05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. We adopted ASU 2025-05 on January 1, 2026 and the Company elected the practical expedient upon adoption. The adoption did not have an impact on the Company's financial statements and related disclosures.

Note 4 - Inventory

Inventory was comprised of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Raw Materials	$344,004	$308,613
Finished Goods	250,144	139,473
	$594,148	$448,086

Note 5 - Property and Equipment, Net

Property and equipment at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	117,512	117,512
Trucking equipment	911,377	911,377
Lab equipment	753,370	753,370
Office equipment, computer equipment and software	3,426	3,426
Total equipment	2,882,664	2,882,664

Less: accumulated depreciation	(2,227,739)	(2,185,221)
Construction in process	1,495,000	1,495,000
Property and equipment, net	$2,149,925	$2,192,443

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended March 31, 2026 and 2025 depreciation expense was $42,518 and $10,298, respectively.

Note 6 - Intellectual Property

License and patent costs capitalized as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,825,282)	(1,774,132)
Intellectual property, net	$1,243,713	$1,294,863

Amortization expense for the three months ended March 31, 2026 and 2025 was $51,150 and $51,150, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2026 (remaining)	$153,450
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
December 31, 2030	204,600
Thereafter	271,863
Total	$1,243,713

Note 7 - Related Party

Profit Share

On February 27, 2024, the Company entered into an Unsecured Debt Restructuring Agreement (the “Debt Restructuring Agreement”) with AC Midwest Energy LLC (“AC Midwest”), which replaced and superseded the Unsecured Note Financing Agreement and Reaffirmation of Guaranty entered into with AC Midwest on February 25, 2019, as amended on October 28, 2022 (the “Unsecured Note Financing Agreement”). Pursuant to the Debt Restructuring Agreement, in 2024, the Company repaid the remaining balance due on a secured note held by AC Midwest and the remaining balance due on an unsecured note held by AC Midwest. As a result, as of January 1, 2025, the only remaining debt obligation under the Debt Restructuring Agreement is a profit participation.

Pursuant to the Debt Restructuring Agreement, AC Midwest is entitled to a profit participation preference equal to $7,900,000 (the “Restructured Profit Share”). The Restructured Profit Share is “non-recourse” and shall only be paid from Net Litigation Proceeds (as defined in the Debt Restructuring Agreement) from claims relating to the Company’s intellectual property. Following the receipt of any Net Litigation Proceeds, the Company is required to pay the Restructured Profit Share in an amount equal to 75.0% of such Net Litigation Proceeds until the Restructured Profit Share has been paid in full. The Restructured Profit Share completely replaced and superseded the terms and conditions of a profit share in the amount of $17,654,931 provided for in the Unsecured Note Financing Agreement, which is of no further force and effect.

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of a note payable. Although the transaction is not indexed to MEEC’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the unsecured note payable (which was repaid in 2024) and, the fair value will fluctuate over time based on payment predictions. The profit share was determined to have a fair value of $3,389,043 upon grant. The fair value of the profit share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the profit share liability. At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the profit share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400. The discounted cash flow model assumptions used at March 31, 2026 and December 31, 2025 to calculate the profit share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2026, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the three months ended March 31, 2026 and the year ended December 31, 2025:

Profit Share as of January 1, 2025	$6,853,858
Gain on change in fair value of profit share	(5,926)
Profit Share as of December 31, 2025	$6,847,932

Profit Share as of January 1, 2025	$6,847,932
Loss on change in fair value of profit share	245,681
Profit Share as of March 31, 2026	$7,093,613

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provided certain legal services to the Company through February 28, 2026. David M. Kaye, a Director of the Company, was a partner of the law firm through February 28, 2026 and thereafter has provided legal services to the Company directly. For the three month period ended March 31, 2026, the Company incurred $238,917 (March 31, 2025 - $112,500) for legal services rendered and disbursements from the firm and Mr. Kaye, in the aggregate. At March 31, 2026 $162,500 (December 31, 2025 - $37,500) was owed for services rendered.

At March 31, 2026, the Company owed $17,172 (December 31, 2025 - $Nil) to the Company’s Chief Executive Officer and President for the reimbursement of expenses incurred on behalf of the Company.

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

For the three months ended March 31, 2026, and the year ended December 31, 2025, the Company recorded an operating lease right of use asset and liabilities as follows:

	March 31,	December 31,
	2026	2025
Right of use asset - operating lease	$246,418	$258,986
Current portion of operating lease liability	53,546	51,158
Operating lease liability	251,612	263,490

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended March 31,
2027	$85,752
2028	87,592
2029	88,872
2030	43,200
2031	22,960
Total	328,376
Less discount	(76,764)
Total lease liabilities	251,612
Less current portion	(53,546)
Operating lease obligation, net of current portion	$198,066

The weighted average remaining lease term for operating leases is 3.95 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the three months ended March 31, 2026 and 2025, payments on lease obligations were $21,030 and $32,100, respectively, and amortization on the right of use assets was $12,568 and $11,017, respectively.

For the three months ended March 31, 2026 and 2025, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	March 31,	March 31,
	2026	2025
Operating lease costs	$21,721	$32,614

Note 9 - Accounts payable and accrued expenses

Current accounts payable and accrued expenses are as follows:

	March 31,	December 31,
	2026	2025
Accounts payable
Professional fees	$286,075	$676,799
Consulting fees	281,852	572,331
Cost of goods sold	1,035,740	1,178,145
Other	191,522	193,903
Total accounts payable	1,795,189	2,621,178
Accrued expenses
Professional fees	748,567	868,926
Consulting fees	56,500	68,030
Cost of goods sold	17,050	-
Other	8,652	51,919
Total accounts payable and accrued expenses	$2,625,958	$3,610,053

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest. The Company accounts for the judgement under ASC 450-30, Contingencies, which does not allow recognition until cash or claims to cash are realized or realizable. We did not recognize the judgement as of March 31, 2026 because there were inherent uncertainties associated with the realizability of the judgement.

On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date the unaudited condensed consolidated financial statements were issued, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. Interest continues to accrue on the judgment amount during the pendency of the appeal.

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

As of March 31, 2026, the matter remains unresolved. The Company has evaluated the claim in accordance with ASC 450, Contingencies, and has determined that a loss is possible, but not probable. Accordingly, no liability has been recorded in the accompanying unaudited condensed consolidated financial statements. While the Company intends to vigorously defend its position, an unfavorable outcome could result in a loss of up to approximately $184,079. At this time, the Company is unable to determine the ultimate resolution of this matter.

Note 11 - Common Stock

On February 27, 2026, the Company completed a public offering of 6,250,000 shares of its common stock, at a price of $2.40 per share, generating gross proceeds of $15,000,000. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock at the offering price of $2.40 per share (the “Over-Allotment Option”). On March 17, 2026, the Company sold to the underwriters pursuant to their partial exercise of their Over-Allotment Option an additional 600,000 shares of common stock resulting in additional gross proceeds of $1,440,000. After giving effect to the partial exercise of the Over-Allotment Option, gross proceeds from the offering were $16,440,000, before deducting underwriting discounts and commissions and other offering expenses payable by the Company of $2,211,383. At December 31, 2025, the Company had deferred $481,250 of offering costs incurred prior to December 31, 2025.

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. At March 31, 2026, there were no repurchases made under the program.

Note 12 - Stock Based Compensation

Stock Based Compensation

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC 718, which addresses the accounting for employee stock options which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the unaudited condensed consolidated financial statements over the requisite service period based on the estimated fair value of the awards.

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended March 31, 2026 and 2025, stock-based compensation expense amounted to $427 and $60,527, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 2,815,692, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 955,000 additional shares of common stock. (On July 3, 2023, there were 955,000 options and no other types of awards outstanding under the 2014 Plan.) On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan. As of March 31, 2026, there were 1,518,261 shares remaining available for issuance under the 2017 Plan and no options available or outstanding under the 2014 Plan.

Stock Options

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 50,000 shares of the Company’s common stock at an exercise price of $2.55 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date. The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $427 of expenses during the three months ended March 31, 2026 (2025 – $18,788). The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

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

A summary of stock option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
January 1, 2026	1,070,000	$3.43	1.58	$769,500

Grants	-	-
Expirations	-	-
Exercised	-	-
March 31, 2026	1,070,000	$3.43	1.33	$204,000

Options exercisable at:
March 31, 2026	1,070,000	$3.43	1.33	$204,000

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.90 as of March 31, 2026, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock options exercised during the three months ended March 31, 2026 or March 31, 2025.

Restricted Share Units

On January 15, 2024, the Company granted 10,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the three months ended March 31, 2026 and 2025 was $0 and $1,668, respectively.

On January 15, 2025, the Company issued 10,000 shares of common stock to a director due to the vesting on such date of 10,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

At March 31, 2026 and December 31, 2025, the Company had no outstanding RSUs.

Note 13 - Warrants

There were no warrants outstanding as of March 31, 2026 and December 31, 2025, and no warrants were issued or exercised during the three months ended March 31, 2026 and 2025.

Note 14 - Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at March 31, 2026 and December 31, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

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

	Three Months Ended March 31,
	2026	2025
Material sales	$4,187,920	$2,676,984
License fees	-	525,000
Other revenues	52,014	19,027
Total revenues	4,239,934	3,221,011

Material costs	(2,181,122)	(1,449,157)
Blending and milling	(126,193)	(65,378)
Shipping	(251,576)	(205,688)
Other cost of goods sold	(175,838)	(164,610)
Compensation and benefits	(1,228,271)	(1,067,156)
Stock-based compensation	(427)	(60,527)
Amortization and depreciation	(106,237)	(72,465)
Consulting fees	(518,095)	(260,458)
Professional fees	(468,422)	(895,715)
General and administrative	(288,366)	(322,810)
Change in fair value of profit share	(245,681)	(353,351)
Interest expense	-	(54)
Tax benefit (expense)	(357)	(14,135)
Research & development	(44,732)	-
Interest income	49,840	31,273
Segment net (loss) income	(1,345,543)	(1,679,220)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-

Consolidated net (loss) income	$(1,345,543)	$(1,679,220)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 15 - Subsequent Events

On May 1, 2026, the Company entered into a second amended and restated employment agreement with Richard MacPherson, which amends and restates his prior amended and restated employment agreement effective as of June 1, 2024. The prior agreement provided for an initial term through May 31, 2027, with one-year renewals thereafter unless terminated by either party. Pursuant to the new agreement, the initial term of Mr. MacPherson’s employment has been extended from May 31, 2027 to May 31, 2030. Mr. MacPherson will continue to serve as President and Chief Executive Officer at the same base salary as in effect under the prior agreement, and will receive a cash retention bonus of $500,000 in consideration for his agreement to remain employed through the extended term. If Mr. MacPherson voluntarily terminates his employment prior to May 31, 2030 (other than for good reason as defined therein), or if the Company terminates his employment for cause (as defined therein), he will be required to repay a pro rata portion of the retention bonus.

On May 1, 2026, the Company entered into an amended and restated employment agreement with James Trettel, which amends and restates his prior employment agreement effective as of June 1, 2024. The prior agreement provided for an initial term through May 31, 2027, with one-year renewals thereafter unless terminated by either party. Pursuant to the new agreement, the initial term of Mr. Trettel’s employment has been extended from May 31, 2027 to May 31, 2030. Mr. Trettel will serve as Chief Operating Officer (rather than Executive Vice President of Operations under the prior agreement) at the same base salary as in effect under the prior agreement, and will receive a cash retention bonus of $250,000 in consideration for his agreement to remain employed through the extended term. If Mr. Trettel voluntarily terminates his employment prior to May 31, 2030 (other than for good reason as defined therein), or if the Company terminates his employment for cause (as defined therein), he will be required to repay a pro rata portion of the retention bonus.

Effective May 1, 2026, the Company appointed Michael Mioska as its Chief Financial Officer. The Company entered into an arrangement with a third-party employer of record pursuant to which Mr. Mioska is employed by such third party and assigned to provide services to the Company. Mr. Mioska will be paid an annual base salary of $425,000 CAD (approximately $312,000 USD).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 2 constitute “forward-looking statements” under the U.S. Private Securities Litigation Reform Act of 1995 or applicable Canadian securities laws. See “Forward-Looking Statements” in “Part I” preceding “Item 1 – Financial Statements.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission or Canadian securities regulators.

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

We believe that a significant percentage of coal-fired power plants in the United States have adopted and are infringing upon our two-part SEA® process for mercury removal from coal-fired power plants.

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

Water Treatment

In April 2024, the EPA under the Biden Administration issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful PFAS, also known as “forever chemicals”. The rule as enacted established legally enforceable MCLs (maximum contaminant levels) for six PFAS in drinking water: PFOA, PFOS, PFHxS, PFNA, and HFPO-DA as contaminants with individual MCLs, and PFAS mixtures containing at least two or more of PFHxS, PFNA, HFPO-DA, and PFBS using a Hazard Index MCL to account for the combined and co-occurring levels of these PFAS in drinking water. Under the Rule as enacted, public water systems must monitor these PFAS and must complete initial monitoring by 2027, followed by ongoing compliance monitoring. Water systems must also provide the public with information on the levels of these PFAS in their drinking water beginning in 2027. On May 14, 2025, the EPA under the new Trump Administration announced the agency will keep the regulations for PFOA and PFOS. As part of this action, the EPA also announced its intent to extend the PFOA and PFOS MCL compliance deadlines to 2031 and establish a federal exemption framework. Additionally, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA/GenX), and the Hazard Index mixture of these three PFAS plus PFBS to ensure the determinations and any resulting drinking water regulation follow the SDWA process.

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

Other Recent Developments

Reverse Split

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

Patent Litigation

We previously commenced multiple patent infringement lawsuits to enforce our proprietary two-part SEA® process for mercury removal from coal-fired power plants. These actions, filed between 2019 and 2025, targeted various operators of coal-fired power plants and refined coal producers whom we allege have willfully infringed our patent rights.

On December 29, 2025, following resolution of post-trial motions, the U.S. District Court for the District of Delaware entered final judgment in favor of the Company in the amount of $78,397,157, inclusive of pre-judgment interest, in connection with the patent infringement action commenced in 2019. On January 28, 2026, the defendants filed a notice of appeal of the judgment. No stay of execution of the judgment has been obtained, and interest continues to accrue during the pendency of the appeal.

Separately, the Company has entered into agreements with certain utilities resolving disputes and providing for licenses to certain of the Company’s patents and withdrawal of related proceedings. As a result, those parties have been dismissed from the applicable actions. Two utilities remain in the consolidated Iowa actions.

In addition, certain defendants have filed inter partes review (“IPR”) petitions challenging asserted claims of the Company’s patents. The U.S. Patent Trial and Appeal Board (“PTAB”) instituted review of certain petitions, and proceedings are ongoing. The U.S. District Court for the Southern District of Iowa has stayed the consolidated litigation pending resolution of the IPR proceedings. Other IPR petitions have been denied institution and requests for reconsideration have also been denied.

The Company cannot predict the ultimate outcome of the pending appeal or IPR proceedings.

Registered Offering

On February 27, 2026, we completed a public offering of 6,250,000 shares of our common stock, at a price of $2.40 per share, generating gross proceeds of $15,000,000. In connection with the offering, we granted Lake Street Capital Markets, LLC as representative of the several underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock at the offering price of $2.40 per share (the “Over-Allotment Option”). On March 17, 2026, the Company sold to the underwriters pursuant to their partial exercise of their Over-Allotment Option an additional 600,000 shares of common stock resulting in additional gross proceeds of $1,440,000. After giving effect to the partial exercise of the Over-Allotment Option, gross proceeds from the offering were $16,440,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds to us from the offering were $14,228,617, after deducting underwriting discounts and commissions of $1,150,800, and other offering expenses payable by us in the amount of $1,060,583. We intend to use the net proceeds of the offering, together with our existing cash, for, among other things, continuing operating expenses, working capital and other general corporate purposes.

NYSE American

On February 26, 2026, our shares of common stock commenced trading on the NYSE American under the symbol “BCHT” and ceased being traded on the OTCQB on that date.

Prior Developments

For a discussion of prior developments, see the Company’s Form 10-K for the year ended December 31, 2025.

Results of Operations

Revenues

We generated revenues of approximately $4,240,000 and $3,221,000 for the three months ended March 31, 2026 and 2025, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $4,188,000 and $2,677,000 for three months ended March 31, 2026 and 2025, respectively. Revenues in the mercury emissions market can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The increase in revenues for product sales from the prior year was primarily due to the mix of plants running and an increased demand for coal in connection with our mercury emissions business driven by more extreme weather conditions and higher natural gas prices in the current year compared to the prior year period. Additionally, sales were recognized for the water treatment market in 2026 compared to none in the comparable period of 2025.

Licensing revenues were $0 and $525,000 for the three months ended March 31, 2026 and 2025, respectively. Such decrease was primarily due to a new licensing agreement entered into in the first quarter of 2025 with a utility that provided for a one time up front license fee, for which there were no comparable transactions in the first quarter of 2026.

Other revenues, consisting of demonstrations, consulting and equipment sales, were approximately $52,000 and $19,000 for the three months ended March 31, 2026 and 2025, respectively. Other revenues have not been material in relation to total revenues.

Cost of Sales

Cost of sales were approximately $2,857,000 and $1,987,000 for the three months ended March 31, 2026 and 2025, respectively. The increase in cost of sales of approximately $870,000 was primarily attributable to increased product sales in the first three months of 2026 compared to the prior year period, together with a change in the mix of products sold in the first three months of 2026 compared to the prior year period.

Gross Profit

Gross profit was approximately $1,383,000 and $1,234,000 for the three months ended March 31, 2026 and 2025, respectively. The increase in gross profit of approximately $149,000 was primarily driven by greater product sales in the first three months of 2026. This increase was partially offset by a shift in revenue mix as licensing revenues, which typically carry higher margins, were higher in the three months ended March 31, 2025.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2026 and 2025. Operating expenses decreased in the three months ended March 31,2026 compared to the prior year period. SG&A expenses were approximately $1,981,000 and $2,171,000 for the three months ended March 31, 2026 and 2025, respectively. Total SG&A expenses decreased in the three months ended March 31, 2026 compared to the prior year period, as a result of variances in individual categories. This includes decreases in professional fees, along with greater stock-based compensation in the three months ended March 31, 2025 compared to the comparable period of the current year. The decrease in professional fees was primarily due to lower legal fees in 2026.

Total R&D expenses were approximately $551,000 and $407,000 for the three months ended March 31, 2026 and 2025, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in in the three months ended March 31, 2026 compared to the prior period as the Company did not have all of its R&D strategy implemented at the beginning of 2025. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Loss

Our operating loss was approximately $1,149,000 and $1,343,000 for the three months ended March 31, 2026 and 2025, respectively. Such decrease in operating loss was primarily due to our increased revenues in the first three months of 2026 compared to prior year period coupled with a decrease in total operating expenses during the first three months of 2026 as discussed above.

Other Income (Expense)

During the three months ended March 31, 2026 and 2025, we had total other expenses of $196,000 in 2026 compared to total other expenses of $322,000 in 2025.

Interest income was approximately $50,000 and $31,000 for the three months ended March 31, 2026 and 2025.

Loss on change in fair value of profit share liability was approximately $246,000 and loss of approximately $353,000 for the three months ended March 31, 2026 and 2025, respectively.

Net Loss

For the three months ended March 31, 2026, we had a net loss of approximately $1,346,000, an improvement from a net loss of $1,679,000 for the three months ended March 31, 2025. This improvement was primarily due to any increase in revenues in 2026 compared to 2025, and a decrease in expenses.

Liquidity and Capital Resources

We had approximately $14,748,000 in cash at March 31, 2026, compared to approximately $2,245,000 at December 31, 2025. Total current assets were approximately $17,749,000 and total current liabilities were approximately $10,029,000 at March 31, 2026, resulting in working capital of approximately $7,720,000. This compares to total current assets of approximately $5,004,000 and total current liabilities of approximately $10,740,000 at December 31, 2025, resulting in a working capital deficiency of approximately $5,737,000. The increases in cash and working capital were primarily attributable to proceeds from the Company’s public offering completed in the first quarter of 2026, as described below. Our accumulated deficit was approximately $77,125,000 at March 31, 2026 compared to $75,779,000 at December 31, 2025.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company had previously identified conditions that raised substantial doubt about its ability to continue as a going concern. Subsequent to year end, on February 27, 2026 and March 17, 2026 (following the partial exercise of the underwriters’ overallotment option), the Company completed an underwritten public offering of its common stock and received aggregate gross proceeds of $16.4 million, before deducting underwriting discounts and commissions and offering expenses.

Based on the net proceeds from the offering, together with the Company’s existing cash, anticipated revenues and additional cash inflows from its current operations, management believes that the Company has sufficient liquidity to fund its operations and meet its obligations for at least the next twelve months and that the conditions giving rise to the previously disclosed substantial doubt have been alleviated.

Total Assets

Total assets were approximately $21,395,000 at March 31, 2026 versus approximately $9,238,000 at December 31, 2025. The change in total assets is primarily attributable to an approximate $12,503,000 increase in cash primarily due to the proceeds from the Company’s public offering completed in the first quarter of 2026, offset by deferred offering costs recognized in 2025 of $481,000 compared to no deferred offering costs in the first quarter of 2026, together with other changes in asset categories consisting of smaller increases and decreases that were not individually significant.

Total Liabilities

Total liabilities were approximately $10,227,000 at March 31, 2026 versus approximately $10,953,000 at December 31, 2025. The change in total liabilities is primarily attributable to an approximate $984,000 decrease in accounts payable and accrued expenses.

Operating Activities

Net cash (used in) provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $2,207,000 for the three months ended March 31, 2026 compared to approximately $254,000 for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily attributable to the following: (i) changes in accounts receivable, which used approximately $133,000 of cash in 2026 compared to providing approximately $558,000 in 2025; (iii) changes in accounts payable and accrued expenses, which used approximately $984,000 in cash in 2026 compared to providing approximately $304,000 of cash in 2025; and (iv) certain other changes in operating assets and liabilities, including accrued salaries, inventory, and prepaid expenses and other assets.

Investing Activities

We had net cash used in investing activities of $0 for the three months ended March 31, 2026 compared to cash used in investing activities of approximately $14,000 for the three months ended March 31, 2025 for the purchase of lab equipment.

Financing Activities

Net cash provided by financing activities was $14,710,000 for the three months ended March 31, 2026 compared to no cash provided or used in financing activities for the three months ended March 31, 2025. During the three months ended March 31, 2026, we completed a public offering of 6,850,000 shares of our common stock, generating net proceeds of approximately $14,229,000.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes to such policies or estimates during the three months ended March 31, 2026.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31,	March 31,
	2026	2025
	(In thousands)
Net loss	$(1,346)	$(1,679)

Non-GAAP adjustments:
Depreciation and amortization	106	72
Change in fair value of profit share	246	353
Income Taxes	-	14
Stock based compensation	-	61

Adjusted EBITDA	$(994)	$(1,179)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 27, 2026, we completed a public offering of 6,250,000 shares of our common stock, at a price of $2.40 per share, generating gross proceeds of $15,000,000. In connection with the offering, we granted Lake Street Capital Markets, LLC as representative of the several underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock at the offering price of $2.40 per share (the “Over-Allotment Option”). On March 17, 2026, the Company sold to the underwriters pursuant to their partial exercise of their Over-Allotment Option an additional 600,000 shares of common stock resulting in additional gross proceeds of $1,440,000. After giving effect to the partial exercise of the Over-Allotment Option, gross proceeds from the offering were $16,440,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The net proceeds to us from the offering were $14,228,617, after deducting underwriting discounts and commissions of $1,150,800, and other offering expenses payable by us in the amount of $1,060,583. No payment for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, except $125,000 to David M. Kaye, a director of the Company, for legal services rendered.

We intend to use the net proceeds of the offering, together with our existing cash, for, among other things, continuing operating expenses, working capital and other general corporate purposes.

The shares were offered pursuant to a Registration Statement on Form S-1, as amended (File No. 333-292701), which was declared effective by the SEC on February 17, 2026, including the preliminary prospectus included therein.

Purchases of equity securities by the issuer and affiliated purchasers

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the three months ended March 31, 2026, there were no repurchases made under the program.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIRCHTECH CORP.

Dated: May 13, 2026	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Michael Mioska
Michael Mioska
Chief Financial Officer
(Principal Financial Officer)

