Form 10-Q
period 2026-06-30
Birchtech Corp.
filed 2026-08-13
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 26,305,966 outstanding as of August 13, 2026.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets
Cash	$11,836,241	$2,245,426
Accounts receivable	2,634,659	2,099,641
Inventory	455,820	448,086
Prepaid expenses and other assets	827,982	210,408
Total current assets	15,754,702	5,003,561

Security deposits	6,615	6,615
Deferred offering costs	-	481,250
Property and equipment, net	2,227,312	2,192,443
Right of use asset - operating lease	233,445	258,986
Intellectual property, net	1,192,563	1,294,863
Total assets	$19,414,637	$9,237,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $49,336 and $37,500 at June 30, 2026 and December 31, 2025, respectively)	$3,431,298	$3,610,053
Income tax payable	32,190	32,190
Current portion of operating lease liability	55,338	51,158
Customer credits	167,000	167,000
Accrued salaries	43,094	31,961
Profit share liability – related party	7,350,936	6,847,932
Total current liabilities	11,079,856	10,740,294

Operating lease liability, net of current portion	183,644	212,332
Total liabilities	11,263,500	10,952,626

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized, 26,305,966 and 19,455,966 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively.	26,306	19,456
Additional paid-in capital	88,267,073	74,044,879
Accumulated deficit	(80,142,242)	(75,779,243)

Total stockholders’ equity (deficit)	8,151,137	(1,714,908)

Total liabilities and stockholders’ equity (deficit)	$19,414,637	$9,237,718

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Product revenue	$3,466,203	$3,244,446	$7,654,123	$5,921,430
License revenue	-	-	-	525,000
Other revenue	324,449	9,465	376,463	28,492
Revenues	3,790,652	3,253,911	8,030,586	6,474,922

Cost of sales	(2,758,131)	(2,285,833)	(5,615,359)	(4,272,498)

Gross profit	1,032,521	968,078	2,415,227	2,202,424

Operating expenses:
Research and development expenses	(587,433)	(455,485)	(1,138,011)	(862,161)
Selling, general and administrative expenses (related party of $112,966, $112,500, $351,883 and $225,000)	(2,067,740)	(1,697,940)	(4,049,213)	(3,868,563)
Total operating expenses	(2,655,173)	(2,153,425)	(5,187,224)	(4,730,724)
Operating loss	(1,622,652)	(1,185,347)	(2,771,997)	(2,528,300)

Other income (expense)
Interest expense	-	-	-	(54)
Loss on change in fair value of profit share and unsecured note	(257,323)	(375,697)	(503,004)	(729,048)
License and settlement fees	(1,250,000)	-	(1,250,000)	-
Interest income	115,928	19,537	165,768	50,810
Total other income (expense)	(1,391,395)	(356,160)	(1,587,236)	(678,292)
Loss before provision for income taxes	(3,014,047)	(1,541,507)	(4,359,233)	(3,206,592)

Income tax expense	(3,409)	(409)	(3,766)	(14,544)

Net loss	$(3,017,456)	$(1,541,916)	$(4,362,999)	$(3,221,136)

Net loss per common share - basic and diluted	$(0.11)	$(0.08)	$(0.18)	$(0.17)

Weighted average common shares outstanding	26,305,966	19,251,239	24,051,270	19,247,622

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Six Months Ended June 30, 2026
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	(Deficit)	Total
Balance - January 1, 2026	19,455,966	$19,456	$74,044,879	$(75,779,243)	$(1,714,908)

Proceeds from the issuance of common shares	6,850,000	6,850	16,433,150	-	16,440,000

Share issuance costs	-	-	(2,211,383)	-	(2,211,383)

Share based payments	-	-	427	-	427

Net loss	-	-	-	(1,345,543)	(1,345,543)

Balance – March 31, 2026	26,305,966	$26,306	$88,267,073	$(77,124,786)	$11,168,593

Net loss	-	-	-	(3,017,456)	(3,017,456)

Balance – June 30, 2026	26,305,966	$26,306	$88,267,073	$(80,142,242)	$8,151,137

	Three and Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	(Deficit)	Total

Balance - January 1, 2025	19,235,631	$19,236	$73,925,861	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	10,000	10	(10)	-	-

Share based payments	-	-	60,527	-	60,527

Net loss	-	-	-	(1,679,220)	(1,679,220)

Balance - March 31, 2025	19,245,631	$19,246	$73,986,378	$(74,432,456)	$(426,832)

Stock issued for cashless exercise of options	127,591	127	(127)	-	-

Share based payments	-	-	19,428	-	19,428

Net loss	-	-	-	(1,541,916)	(1,541,916)

Balance – June 30, 2025	19,373,222	$19,373	$74,005,679	$(75,974,372)	$(1,949,320)

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,362,999)	$(3,221,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	427	79,955
Amortization of right to use assets	25,541	22,367
Amortization of patent rights	102,300	102,300
Depreciation expense	87,320	51,462
Non-cash interest revenue	(11,551)	(19,703)
Loss on change in fair value of profit share	503,004	729,048
Changes in operating assets and liabilities
Accounts receivable	(523,467)	(317,528)
Inventory	(7,734)	(209,086)
Prepaid expenses and other assets	(617,574)	71,900
Accrued salaries	11,133	2,606
Accounts payable and accrued liabilities	(178,755)	742,694
Operating lease liability	(24,508)	(20,626)
Net cash used in operating activities	(4,996,863)	(1,985,747)

Cash flows used in investing activities
Purchase of property and equipment	(122,189)	(16,266)
Net cash used in investing activities	(122,189)	(16,266)

Cash flows from financing activities
Proceeds from the issuance of common shares	16,440,000	-
Share issuance costs	(1,730,133)	-
Net cash provided by financing activities	14,709,867	-

Net increase (decrease) in cash and cash equivalents	9,590,815	(2,002,013)

Cash and cash equivalents - beginning of period	2,245,426	3,456,082

Cash and cash equivalents - end of period	$11,836,241	$1,454,069

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$3,766	$14,135

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Deferred financing costs reclassified to APIC upon issuance of common shares	$481,250	$-

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

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

As of June 30, 2026, the Company had cash of approximately $11.8 million. Based on the net proceeds from the offering, together with the Company’s existing cash, anticipated revenues and additional cash inflows from its current operations, management believes that the Company has sufficient liquidity to fund its operations and meet its obligations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2026, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Deferred offering costs

At December 31, 2025, Company deferred direct incremental costs associated with the public offering described in Note 12. The Company capitalized $481,250 during the year ended December 31, 2025. Deferred offering costs consist of primarily legal, advisory, and consulting fees incurred in connection with the public offering. After the completion of the public offering, total deferred offering costs were recorded as a reduction to additional paid-in capital generated as a result of the offering.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the six months ended June 30, 2026 and 2025.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at June 30, 2026 and December 31, 2025. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, income tax payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at June 30, 2026 and December 31, 2025 due to their short-term maturities.

At June 30, 2026 and December 31, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,350,936	$-	$-	$7,350,936
Total Liabilities	$7,350,936	$-	$-	$7,350,936

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,847,932	$-	$-	$6,847,932
Total Liabilities	$6,847,932	$-	$-	$6,847,932

(1)	See Note 8 - Related Party

The following tables present the Company’s liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,495,000	$-	$-	$1,495,000
Total Assets	$1,495,000	$-	$-	$1,495,000

There were no changes in the balances of assets classified as Level 3 for the six months ended June 30, 2026 and 2025.

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

Disaggregation of Revenue

The Company generated revenue for the six months ended June 30, 2026 and 2025 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment and material changeout projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three and six months ended June 30, 2026 and 2025, the Company recognized $0 and $0, respectively (2025 - $0 and $525,000, respectively) of revenue for licenses for which revenue was recognized at a point in time and $0 (2025 - $0) for licenses for which revenue was recognized over time.

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

Revenue for equipment and material changeout sales is recognized upon commissioning and customer acceptance of the installed equipment per the terms of the purchase contract.

Revenue for demonstrations and consulting services is recognized when performance obligations contained in the contract have been completed, typically the completion of necessary field work and the delivery of any required analysis per the terms of the agreement.

The following table presents sales by operating segment disaggregated based on the type of product for the six months ended June 30, 2026 and 2025. All sales were in the United States.

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Product revenue	$3,466,203	$3,244,446
Demonstrations & Services revenue	65,527	9,000
Equipment revenue	258,922	465
	$3,790,652	$3,253,911

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Product revenue	$7,654,123	$5,921,430
License revenue	-	525,000
Demonstrations & Services revenue	88,927	18,000
Equipment revenue	287,536	10,492
	$8,030,586	$6,474,922

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at June 30, 2026. The Company historically has not experienced significant uncollectible accounts receivable. As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0, and the Company recorded $0 of credit losses for the six months ended June 30, 2026 and 2025.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2022.

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

Basic and Diluted Loss Per Common Share

Loss per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for the periods ended June 30, 2026 and 2025, because the Company incurred a net loss and basic and diluted losses per common share are the same.

Total common stock equivalents excluded from dilutive loss per share are as follows:

	June 30,	June 30,
	2026	2025
Stock Options	1,070,000	8,400,000
Total common stock equivalents excluded from dilutive loss per share	1,070,000	8,400,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of June 30, 2026 and December 31, 2025 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At June 30, 2026, the Company had $11,336,241 (December 31, 2025 - $1,745,426) in excess of FDIC limits.

Customer and Supplier Concentration

For the three month period ended June 30, 2026, two customers represented 47%, and 12% of the Company’s revenues, and for the three months ended June 30, 2025, three customers represented 43%, 17% and 11% of the Company’s revenues. For the six month period ended June 30, 2026, two customers represented 37%, and 16% of the Company’s revenues, and for the six months ended June 30, 2025, three customers represented 32%, 12%, and 11% of the Company’s revenues. The loss of any one of these customers could have an adverse effect on the Company’s operations.

At June 30, 2026, two customers represented 49%, and 10% of the Company’s accounts receivable, and at December 31, 2025, two customers represented 51%, and 14% of the Company’s accounts receivable.

For the three month period ended June 30, 2026, two suppliers represented 58% and 30% of the Company’s purchases. For three month period ended June 30, 2025, two suppliers represented 58% and 33% of the Company’s purchases For the six month period ended June 30, 2026, two suppliers represented 49% and 30% of the Company’s purchases. For six month period ended June 30, 2025, two suppliers represented 53% and 38% of the Company’s purchases. At June 30, 2026 and December 31, 2025, 74% and 63% of the Company’s accounts payable and accrued expenses related to three and two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive and the adverse effect of losing one of these suppliers would be short-term.

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

Note 4 - Inventory

Inventory was comprised of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Raw Materials	$288,979	$308,613
Finished Goods	166,841	139,473
	$455,820	$448,086

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Insurance	$21,458	$51,660
Investor relations	33,544	120,831
Salaries and wages	750,000	-
Other	22,980	37,917
Total	$827,982	$210,408

Note 6 - Property and Equipment, Net

Property and equipment at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Equipment & installation	$1,096,979	$1,096,979
Leasehold improvements	$125,712	117,512
Trucking equipment	$911,377	911,377
Lab equipment	$867,359	753,370
Office equipment, computer equipment and software	$3,427	3,426
Total equipment	$3,004,854	2,882,664

Less: accumulated depreciation	(2,272,542)	(2,185,221)
Construction in process	1,495,000	1,495,000
Property and equipment, net	$2,227,312	$2,192,443

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended June 30, 2026 and 2025, depreciation expense was $44,802 and $41,164, respectively. During the six months ended June 30, 2026 and 2025 depreciation expense was $87,320 and $51,462, respectively.

Note 7 - Intellectual Property

License and patent costs capitalized as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,876,432)	(1,774,132)
Intellectual property, net	$1,192,563	$1,294,863

Amortization expense for the six months ended June 30, 2026 and 2025 was $102,300 and $102,300, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2026 (remaining)	$102,300
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
December 31, 2030	204,600
Thereafter	271,863
Total	$1,192,563

Note 8 - Related Party

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of a note payable. Although the transaction is not indexed to the Company’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the unsecured note payable (which was repaid in 2024) and, the fair value will fluctuate over time based on payment predictions. The profit share was determined to have a fair value of $3,389,043 upon grant. The fair value of the profit share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the profit share liability. At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the profit share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400. The discounted cash flow model assumptions used at June 30, 2026 and December 31, 2025 to calculate the profit share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2026, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the six months ended June 30, 2026 and the year ended December 31, 2025:

Profit Share as of January 1, 2025	$6,853,858
Gain on change in fair value of profit share	(5,926)
Profit Share as of December 31, 2025	$6,847,932

Profit Share as of January 1, 2026	$6,847,932
Loss on change in fair value of profit share	503,004
Profit Share as of June 30, 2026	$7,350,936

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provided certain legal services to the Company through February 28, 2026. David M. Kaye, a Director of the Company, was a partner of the law firm through February 28, 2026 and thereafter has provided legal services to the Company directly. For the three month period ended June 30, 2026 and 2025, the Company incurred $112,966 and $112,500 for legal services rendered and disbursements from the firm and Mr. Kaye, in the aggregate. For the six month period ended June 30, 2026 and 2025, the Company incurred $351,883 and $225,000, respectively for legal services rendered and disbursements from the firm and Mr. Kaye, in the aggregate. At June 30, 2026 $38,737 (December 31, 2025 - $37,500) was owed for services rendered.

At June 30, 2026, the Company owed $6,135 (December 31, 2025 - $Nil) to the Company’s Chief Operating Officer and $4,464 (December 31, 2025 - $Nil) to the Company’s Chief Technology Officer for the reimbursement of expenses incurred on behalf of the Company.

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

As of June 30, 2026, and December 31, 2025, the Company recorded an operating lease right of use asset and liabilities as follows:

	June 30,	December 31,
	2026	2025
Right of use asset - operating lease	$233,445	$258,986
Current portion of operating lease liability	55,338	51,158
Operating lease liability	238,982	263,490

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended June 30,
2027	$85,932
2028	88,192
2029	77,454
2030	43,380
2031	12,040
Total	306,998
Less discount	(68,016)
Total lease liabilities	238,982
Less current portion	(55,338)
Operating lease obligation, net of current portion	$183,644

The weighted average remaining lease term for operating leases is 3.70 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the six months ended June 30, 2026 and 2025, payments on lease obligations were $42,408 and $41,700, respectively, and amortization on the right of use assets was $25,541 and $22,367, respectively.

For the six months ended June 30, 2026 and 2025, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	June 30,	June 30,
	2026	2025
Operating lease costs	$43,441	$43,441

Note 10 - Accounts payable and accrued expenses

Current accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2026	2025
Accounts payable
Professional fees	$235,126	$676,799
Consulting fees	219,352	572,331
Cost of goods sold	1,125,670	1,178,145
Other	209,516	193,903
Total accounts payable	1,789,664	2,621,178
Accrued expenses
Professional fees	685,112	868,926
Consulting fees	56,500	68,030
Cost of goods sold	10,682	-
Investor relations	95,247	-
License and settlement fees	750,000	-
Other	44,093	51,919
Total accounts payable and accrued expenses	$3,431,298	$3,610,053

Note 11 - Commitments and Contingencies

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest. The Company accounts for the judgment under ASC 450-30, Contingencies, which does not allow recognition until cash or claims to cash are realized or realizable. The Company did not recognize the judgment as of June 30, 2026 because there were inherent uncertainties associated with the realizability of the judgment.

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

In October 2024, the Company entered into an agreement with one of the utility defendants and an affiliated entity in the Arizona action, and in January 2025, the Company entered into an agreement with another utility named in the Arizona action. The agreements provide such parties and their affiliates with a non-exclusive license to certain Company patents related to its two-part Sorbent Enhancement Additive (SEA®) process for use at certain designated coal-fired power plant operated by them. The agreements include one-time license fees which have been received by the Company. One agreement provides the Company with a right of first refusal for certain of such utility’s product supply for mercury emissions capture at such designated power plant and the other agreement provides the Company with the right to be included in such party’s bidding process for certain product supply for mercury emissions capture at such party’s designated power plant.

On December 17, 2024, the U.S. Judicial Panel on Multidistrict Litigation (the “MDL Panel”) ordered the consolidation of the three lawsuits in the U.S. District Court for the Southern District of Iowa for coordinated pretrial proceedings. In January 2025, the Company commenced an additional infringement suit in the Western District of Missouri against several Evergy-affiliated entities. Named as defendants in the action were Evergy, Inc., Evergy Metro Inc., Evergy Missouri West, Inc. and Evergy Kansas Central, Inc. One of such defendants was dismissed from the Western District of Missouri action and named as a defendant in a separate case commenced in the U.S. District Court for the District of Kansas. Such cases were transferred to the Iowa court pursuant to the existing transfer order.

Between January and July 2025, various defendants filed inter partes review (“IPR”) petitions with the U.S. Patent and Trademark Office seeking to invalidate certain asserted patent claims. In September and October 2025, the U.S. Patent Trial and Appeal Board (“PTAB”) instituted review of certain asserted patents. The Company sought Director review of those institution decisions, resulting in partial reconsideration and further PTAB proceedings. Other IPR petitions filed during 2025 were denied institution, and requests for reconsideration of those denials were also denied. On October 13, 2025, the Iowa court stayed the consolidated litigation pending completion of the IPR proceedings.

Effective as of August 5, September 9 and September 30, 2025, the Company entered into separate agreements with certain utilities, including utilities named as defendants in the Southern District of Iowa, Western District of Missouri and District of Kansas actions, as well as one utility that was not a defendant in the Company’s patent litigation but was a party to the IPR proceedings. The agreements generally provide the applicable utilities and their affiliates with non-exclusive licenses to certain Company patents related to the Company's two-part SEA® process for use in connection with designated coal-fired power plants in exchange for one-time license fees. The agreements effective as of August 5 and September 30, 2025 also provide the Company with specified bidding rights relating to future product supply opportunities at the designated facilities. In addition, the utilities that were parties to the IPR proceedings agreed to withdraw from the applicable IPR petitions.

Effective as of October 15, 2025, the Company entered into an agreement with another utility named as a defendant in the Southern District of Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliates, provides for their withdrawal from related IPR proceedings, and grants a non-exclusive license to certain Company patents related to the Company's two-part SEA® process.

Effective as of May 28, 2026, the Company entered into an agreement with another utility named as a defendant in the Southern District of Iowa action together with an affiliated entity previously dismissed from the Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliated entity, provides for the dismissal of all claims among the parties in the Iowa action and their withdrawal from related IPR proceedings, and grants a non-exclusive license to certain Company patents related to the Company's two-part SEA® process. Such parties represent the final remaining entities involved in the IPR proceedings. Under the agreement, the Company was required to make a lump sum payment in the amount of $500,000 (paid) upon execution of the agreement which amount has been paid, and has agreed to make an additional payment of up to $750,000 (accrued) if the Company receives net proceeds of at least $20.0 million from the Delaware litigation, after payment of related legal fees and the Company’s profit-sharing obligation to AC Midwest Energy LLC, as specified in the agreement. During the period ended June 30, 2026, the Company has recorded $1,250,000 as license and settlement fees on the Company’s statement of profit and loss.

As a result of the foregoing agreements, the Company has resolved its claims with numerous defendants, all IPR proceedings have concluded, and only one active case remains with one utility in the consolidated Iowa litigation. On July 23, 2026, the Court in Iowa issued its suggestion of remand that the remaining case be returned to its original court in Missouri for all further proceedings, and the MDL Panel has agreed. The Company expects the stay previously issued will be lifted but cannot predict the ultimate outcome of the remaining litigation or the pending appeal of the Delaware action.

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

As of June 30, 2026, the matter remains unresolved. The Company has evaluated the claim in accordance with ASC 450, Contingencies, and has determined that a loss is possible, but not probable. Accordingly, no liability has been recorded in the accompanying unaudited condensed consolidated financial statements. While the Company intends to vigorously defend its position, an unfavorable outcome could result in a loss of up to approximately $184,079. At this time, the Company is unable to determine the ultimate resolution of this matter.

Note 12 - Common Stock

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. At June 30, 2026, there were no repurchases made under the program.

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

Note 13 - Stock Based Compensation

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended June 30, 2026 and 2025, stock-based compensation expense amounted to $0 and $19,428, respectively. For the six months ended June 30, 2026 and 2025, stock-based compensation expense amounted to $427 and $79,955, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 2,815,692, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 955,000 additional shares of common stock. (On July 3, 2023, there were 955,000 options and no other types of awards outstanding under the 2014 Plan.) On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan. As of June 30, 2026, there were 1,518,261 shares remaining available for issuance under the 2017 Plan and no options available or outstanding under the 2014 Plan.

Stock Options

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 50,000 shares of the Company’s common stock at an exercise price of $2.55 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date. The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $427 of expenses during the six months ended June 30, 2026 (2025 – $38,216). The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

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

A summary of stock option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
January 1, 2026	1,070,000	$3.43	1.58	$769,500

Grants	-	-
Expirations	-	-
Exercised	-	-
June 30, 2026	1,070,000	$3.43	1.33	$240,000

Options exercisable at:
June 30, 2026	1,070,000	$3.43	1.33	$240,000

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $2.05 as of June 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock options exercised during the six months ended June 30, 2026 and 200,000 stock options exercised during the six months ended June 30, 2025. Stock options exercised during the six months ended June 30, 2025 include none that were exercised for cash and 200,000 that were cashless exercises.

Restricted Share Units

On January 15, 2024, the Company granted 10,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the six months ended June 30, 2026 and 2025 was $0 and $1,668, respectively.

On January 15, 2025, the Company issued 10,000 shares of common stock to a director due to the vesting on such date of 10,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

At June 30, 2026 and December 31, 2025, the Company had no outstanding RSUs.

Note 14 - Warrants

There were no warrants outstanding as of June 30, 2026 and December 31, 2025, and no warrants were issued or exercised during the six months ended June 30, 2026 and 2025.

Note 15 - Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at June 30, 2026 and December 31, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

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

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Material sales	3,466,203	3,244,446	7,654,123	5,921,430
License fees	-	-	-	525,000
Other revenues	324,449	9,465	376,463	28,492
Total revenues	$3,790,652	$3,253,911	$8,030,586	$6,474,922

Material costs	(1,916,042)	(1,728,988)	(4,097,164)	(3,178,145)
Blending and milling	(81,834)	(92,747)	(208,027)	(158,125)
Shipping	(286,438)	(275,633)	(538,014)	(481,321)
Other cost of goods sold	(360,882)	(90,041)	(536,720)	(254,651)
Compensation and benefits	(1,227,099)	(1,378,101)	(2,455,370)	(2,445,257)
Stock-based compensation	-	(19,428)	(427)	(79,955)
Amortization and depreciation	(31,090)	(103,664)	(137,327)	(176,129)
Consulting fees	(17,869)	(306,516)	(535,964)	(566,974)
Professional fees	(570,114)	(126,737)	(1,038,536)	(1,022,452)
General and administrative	(179,124)	(205,530)	(467,490)	(528,340)
Change in fair value of profit share	(257,323)	(375,697)	(503,004)	(729,048)
Interest expense	-	-	-	(54)
License fees	(1,250,000)	-	(1,250,000)	-
Bad debt expense	-	-	-	-
Taxes	(83,178)	(21,645)	(83,535)	(35,780)
Research and development	(663,043)	(90,637)	(707,775)	(90,637)
Interest income	115,928	19,537	165,768	50,810
Segment net loss	(3,017,456)	(1,541,916)	(4,362,999)	(3,221,136)
Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-

Consolidated net loss	$(3,017,456)	$(1,541,916)	$(4,362,999)	$(3,221,136)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 16 - Subsequent Events

At the annual meeting of stockholders held on July 23, 2026, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to reduce the number of authorized shares of the Company’s common stock from 150,000,000 to 50,000,000 shares. No change was made to the authorized number of shares of preferred stock. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on July 27, 2026, at which time the amendment became effective.

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

Mercury Emissions

We provide mercury capture solutions for coal-fired power plants driven by our patented two-part Sorbent Enhancement Additive (SEA®) process using a powerful combination of science and engineering. Our leading-edge services have been shown to achieve mercury emissions removal at a significantly lower cost and with less operational impact to coal-fired power plants than other used methods, while maintaining and/or increasing power plant output and preserving the marketability of byproducts for beneficial use. We design systems and materials tailored and formulated specifically to each customer’s coal-fired units. North America is currently the largest market for our emissions technologies. The market for mercury removal from power plant emissions in the United States has largely been driven by federal regulations. The MATS rule, proposed by the U.S. Environmental Protection Agency (“EPA”) in May 2011 and which became effective in April 2012, is intended to reduce air emissions of heavy metals, including Hg, from all major U.S. power plants burning coal or oil, which are the leading source of non-natural mercury emissions in the U.S. Our mercury removal technologies and systems achieve mercury removal levels which meet or exceed the MATS requirements with lower cost and plant systems impacts than typical PAC or BAC sorbent injection systems. Our products have been shown to be successful across a myriad of fuel and system types, tunable to any configuration, and environmentally friendly, allowing for the recycling of fly ash for beneficial use.

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

In April 2023, the EPA issued a proposal to strengthen and update MATS. Such proposal was finalized and published in May 2024 with an effective date of July 8, 2024 which, among other things, strengthened and updated MATS for coal-fired power plants and tightened the emission standard for mercury for existing lignite-fired power plants to a level that is aligned with the mercury standard that other coal-fired power plants have been achieving under MATS.

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

Water Treatment

In April 2024, the EPA issued the first-ever national, enforceable drinking water standard to protect communities from exposure to harmful PFAS, also known as “forever chemicals”, under the Safe Water Drinking Act. The rule as enacted established legally enforceable maximum contaminant levels (“MCLs”) for six PFAS in drinking water: PFOA, PFOS, PFHxS, PFNA, and HFPO-DA as contaminants with individual MCLs, and PFAS mixtures containing at least two or more of PFHxS, PFNA, HFPO-DA, and PFBS using a Hazard Index MCL to account for the combined and co-occurring levels of these PFAS in drinking water. As originally adopted, the rule required public water systems to complete initial monitoring for these PFAS by 2027, provide the public with information regarding PFAS levels in drinking water beginning in 2027, and achieve compliance with the applicable MCLs by 2029.

On May 14, 2025, the EPA announced that it would retain the national drinking water standards for PFOA and PFOS but intends to extend the compliance deadline for those contaminants from 2029 to 2031 and establish a federal exemption framework. The EPA also announced its intent to rescind the existing regulations for PFHxS, PFNA, HFPO-DA, and the Hazard Index applicable to mixtures of PFHxS, PFNA, HFPO-DA, and PFBS, and to reconsider the underlying regulatory determinations for those substances through a new rulemaking process under the Safe Drinking Water Act. Until any such rulemaking is finalized, the April 2024 rule remains subject to ongoing administrative and legal developments.

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

As part of this strategic pivot, we have invested in the commissioning of two state-of-the-art laboratory facilities, one in Pennsylvania and one in North Dakota, referred to as our “Design Centers.” The Design Centers are dedicated sites for water treatment innovation and development, including but not limited to the development of a carbon reactivation process, referrred to as Carbon RejuvenationTM, focused on the thermal reactivation of spent granular activated carbon (GAC). Together, we believe these facilities represent the only known facilities that have integrated capability in North America to thermally reactivate spent GAC under controlled conditions and subsequently conduct RSSCTs to directly compare reactivated GAC performance against virgin carbon counterparts. This combination allows us to evaluate reactivated GAC as a sustainable and cost-effective alternative to virgin carbon and address key water utility questions including how to optimize media changeout schedules, strategies to reduce operational costs, and provide lab-based validation of treatment performance for PFAS and other contaminants.

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

Patent Litigation

We have commenced multiple patent infringement lawsuits to enforce our proprietary two-part SEA® process for mercury removal from coal-fired power plants. One action was filed in 2019, and additional actions were filed between 2024 to 2025 against various operators of coal-fired power plants and refined coal producers whom we allege have willfully infringed our patent rights. The actions filed between 2024 and 2025 have been consolidated in the U.S. District Court for the Southern District of Iowa.

Between January and July 2025, certain defendants in the consolidated Iowa actions filed inter partes review (“IPR”) petitions challenging asserted claims of our patents. The U.S. Patent Trial and Appeal Board instituted review of certain petitions, and in October 2025 the U.S. District Court for the Southern District of Iowa stayed the consolidated litigation pending resolution of the IPR proceedings.

With regard to the 2019 litigation, on December 29, 2025 and following resolution of post-trial motions, the U.S. District Court for the District of Delaware entered final judgment in favor of the Company in the amount of $78,397,157, inclusive of pre-judgment interest. On January 28, 2026, the defendants filed a notice of appeal of the judgment. No stay of execution of the judgment has been obtained, and interest continues to accrue during the pendency of the appeal.

Separately, in connection with the consolidated Iowa actions, the Company has entered into agreements with certain utilities and affiliated parties, the most recent of which became effective on May 28, 2026. These agreements resolved disputes with the applicable parties, granted licenses to certain of the Company’s patents and, where applicable, provided for the withdrawal of related IPR proceedings. As a result, those parties have been dismissed from the applicable actions, and all parties participating in the IPR proceedings have withdrawn from those proceedings which have concluded. One active case remains with one utility in the consolidated Iowa litigation. On July 23, 2026, the Court in Iowa issued its suggestion of remand that the remaining case be returned in its original court in Missouri for all further proceedings. The Company expects the stay previously issued to be lifted but cannot predict the ultimate outcome of the remaining litigation or the pending appeal of the Delaware judgment.

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

Results of Operations

Revenues

We generated revenues of approximately $3,791,000 and $3,254,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $8,031,000 and $6,475,000 for the six months ended June 30, 2026 and 2025, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $3,466,000 and $3,244,000 for the three months ended June 30, 2026 and 2025, respectively and approximately $7,654,000 and $5,921,000 for the six months ended June 30, 2026 and 2025, respectively. Revenues in the mercury emissions market can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The increase in revenues for product sales from the prior year was primarily due to the mix of plants running and an increased demand for coal in connection with our mercury emissions business driven by more extreme weather conditions and higher natural gas prices in the current year compared to the prior year period. Additionally, sales were recognized for the water treatment market in 2026 compared to none in the comparable period of 2025.

Licensing revenues were $0 and $0 for the three months ended June 30, 2026 and 2025, respectively and $0 and $525,000 for the six months ended June 30, 2026 and 2025, respectively. Such decrease was primarily due to a new licensing agreement entered into in the first quarter of 2025 with a utility that provided for a one time up front license fee, for which there were no comparable transactions in the first six months of 2026.

Other revenues, consisting of demonstrations, consulting and services revenue, and equipment sales, were approximately $324,000 and $9,000, respectively for the three months ended June 30, 2026 and 2025 and $376,000 and $28,000 for the six months ended June 30, 2026 and 2025, respectively. Other revenues have not been material in relation to total revenues.

Cost of Sales

Cost of sales were approximately $2,758,000 and $2,286,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $5,615,000 and $4,272,000 for the six months ended June 30, 2026 and 2025, respectively. The increase in cost of sales of approximately $1,343,000 was primarily attributable to increased product sales in the first six months of 2026 compared to the prior year period, together with a change in the mix of products sold in the first six months of 2026 compared to the prior year period.

Gross Profit

Gross profit was approximately $1,033,000 and $968,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $2,415,000 and $2,202,000 for the six months ended June 30, 2026 and 2025. The increase in gross profit of approximately $213,000 was primarily driven by greater product sales in the first six months of 2026. This increase was partially offset by a shift in revenue mix as licensing revenues, which typically carry higher margins, were higher in the six months ended June 30, 2025 compared to none in the six months ended June 30, 2026.

Operating Expenses

We continue to incur significant expenses as we invest in the expansion of the water division. Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2026 and 2025. Operating expenses increased in the six months ended June 30,2026 compared to the prior year period. SG&A expenses were approximately $2,068,000 and $1,698,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $4,049,000 and $3,869,000 for the six months ended June 30, 2026 and 2025, respectively. Total SG&A expenses increased in the six months ended June 30, 2026 compared to the prior year period, as a result of variances in individual categories. This includes increases in professional fees, along with greater investor relations costs in the six months ended June 30, 2026 compared to the comparable period of the previous year. The increase in professional fees was primarily due to increases legal fees in 2026 and the increase in investor relations fees was primarily due to increased costs associated with the Company’s NYSE American uplisting completed in the first quarter of 2026.

Total R&D expenses were approximately $587,000 and $455,000 for the three months ended June 30, 2026 and 2025, respectively, and $1,138,000 and $862,000 for the six months ended June 30, 2026 and 2025, respectively. R&D expenses relate to research conducted to develop water treatment products utilizing new sorbent technologies, and increased in in the six months ended June 30, 2026 compared to the prior period as the Company did not have all of its R&D strategy implemented at the beginning of 2025. The Company began incurring research and development costs when the lab equipment at the Company’s labs was placed into service.

Operating Loss

Our operating loss was approximately $1,623,000 and $1,185,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $2,772,000 and $2,528,000 for the six months ended June 30, 2026 and 2025, respectively. This increase in operating loss was primarily attributable to higher SG&A expenses and increased R&D expenses during the 2026 periods, which more than offset the increased revenues and higher gross profit compared to the prior year periods.

Other Income (Expense)

Other income (expense) was approximately $(1,391,000) and $(356,000) for the three months ended June 30, 2026 and 2025, respectively, and $(1,587,000) and $(678,000) for the six months ended June 30, 2026 and 2025, respectively. The increase in net other expenses during the 2026 periods was primarily attributable to the recognition of $(1,250,000) of license and settlement fees during the second quarter of 2026, $750,000 of which is only due under certain circumstances if we receive net proceeds of at least $20.0 million from the Delaware litigation. Net other expense also reflected a loss on the change in fair value of the profit share liability, partially offset by increased interest income resulting from higher average cash balances following our February 2026 registered offering.

Interest income was approximately $116,000 and $20,000 for the three months ended June 30, 2026 and 2025, respectively, and $166,000 and $51,000 for the six months ended June 30, 2026 and 2025, respectively.

Loss on change in fair value of profit share liability was approximately $257,000 and $376,000 for the three months ended June 30, 2026 and 2025, respectively, and $503,000 and $729,000 for the six months ended June 30, 2026 and 2025, respectively.

License and settlement fees were approximately $(1,250,000) and $0 for the three months ended June 30, 2026 and 2025, respectively, and $(1,250,000) and $0 for the six months ended June 30, 2026 and 2025, respectively.

Net Loss

For the three months ended June 30, 2026, we had a net loss of approximately $3,017,000 compared to approximately $1,542,000 for the three months ended June 30, 2025. For the six months ended June 30, 2026, we had a net loss of approximately $4,363,000 compared to approximately $3,221,000 for the six months ended June 30, 2025. The increase in net loss was primarily attributable to higher selling, general and administrative expenses, increased research and development expenses and higher net other expense, which more than offset the increases in revenues and gross profit during the 2026 periods.

Liquidity and Capital Resources

We had approximately $11,836,000 in cash at June 30, 2026, compared to approximately $2,245,000 at December 31, 2025. Total current assets were approximately $15,755,000 and total current liabilities were approximately $11,080,000 at June 30, 2026, resulting in working capital of approximately $4,675,000. This compares to total current assets of approximately $5,004,000 and total current liabilities of approximately $10,740,000 at December 31, 2025, resulting in a working capital deficiency of approximately $5,737,000. The increases in cash and working capital were primarily attributable to proceeds from the Company’s public offering completed in the first quarter of 2026, as described below. Our accumulated deficit was approximately $80,142,000 at June 30, 2026 compared to $75,779,000 at December 31, 2025.

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

Total Assets

Total assets were approximately $19,415,000 at June 30, 2026 versus approximately $9,238,000 at December 31, 2025. The change in total assets is primarily attributable to an approximate $10,177,000 increase in cash primarily due to the proceeds from the Company’s public offering completed in the first quarter of 2026, offset by deferred offering costs recognized in 2025 of $481,000 compared to no deferred offering costs in the first quarter of 2026, together with other changes in asset categories consisting of smaller increases and decreases that were not individually significant.

Total Liabilities

Total liabilities were approximately $11,264,000 at June 30, 2026 versus approximately $10,953,000 at December 31, 2025. The change in total liabilities is primarily attributable to an approximate $503,000 increase in the profit share liability offset by an approximate $179,000 decrease in accounts payable and accrued expenses.

Operating Activities

Net cash (used in) provided by operating activities consists of net income (loss), adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $4,997,000 for the six months ended June 30, 2026 compared to approximately $1,986,000 for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily attributable to the following: (i) changes in accounts receivable, which used approximately $523,000 of cash in 2026 compared to using approximately $318,000 in 2025; (iii) changes in accounts payable and accrued expenses, which used approximately $179,000 in cash in 2026 compared to providing approximately $743,000 of cash in 2025; (iv) changes in prepaid expenses which used approximately $618,000 in cash in 2026 compared to providing approximately $72,000 of cash in 2025 and (v) certain other changes in operating assets and liabilities, including accrued salaries, inventory, and prepaid expenses and other assets.

Investing Activities

We had net cash used in investing activities of $122,000 for the six months ended June 30, 2026 compared to cash used in investing activities of approximately $16,000 for the six months ended June 30, 2025 for the purchase of lab equipment.

Financing Activities

Net cash provided by financing activities was $14,710,000 for the six months ended June 30, 2026 compared to no cash provided or used in financing activities for the six months ended June 30, 2025. During the six months ended June 30, 2026, we completed a public offering of 6,850,000 shares of our common stock, generating net proceeds of approximately $14,229,000.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes to such policies or estimates during the six months ended June 30, 2026.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)

Net loss	$(3,017)	$(1,542)	$(4,363)	$(3,221)

Non-GAAP adjustments:
Depreciation and amortization	110	105	215	176
Contingent license and settlement fee	750	-	750	-
Change in fair value of profit share	258	377	503	729
Income taxes	-	-	-	-
Stock based compensation	-	20	-	80

Adjusted EBITDA	$(1,899)	$(1,040)	$(2,895)	$(2,236)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 27, 2026, we completed an underwritten public offering of 6,250,000 shares of our common stock pursuant to our Registration Statement on Form S-1, as amended (File No. 333-292701). On March 17, 2026, the underwriters partially exercised their over-allotment option, purchasing an additional 600,000 shares. Net proceeds from the offering were approximately $14.2 million after deducting underwriting discounts, commissions and offering expenses.

Since completion of the offering, we have used the net proceeds, together with our existing cash and cash generated from operations, for continuing operating expenses, working capital and other general corporate purposes, consistent with the intended use described in the final prospectus relating to the offering filed with the SEC on February 27, 2026. There has been no material change in the planned use of proceeds from that described in the final prospectus.

Through June 30, 2026, the Company estimates that approximately $2.8 million of the net proceeds have been used for continuing operating expenses, working capital and other general corporate purposes. Because the net proceeds have been used together with existing cash and cash generated from operations, the amount of net proceeds used reflects management’s reasonable estimate.

Purchases of equity securities by the issuer and affiliated purchasers

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the six months ended June 30, 2026, there were no repurchases made under the program.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIRCHTECH CORP.

Dated: August 13, 2026	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Michael Mioska
Michael Mioska
Chief Financial Officer
(Principal Financial Officer)

