Form 10-Q
period 2026-09-30
Birchtech Corp.
filed 2026-11-12
CIK 728385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: Common, $.001 par value per share, 26,137,879 outstanding as of November 12, 2026.

BIRCHTECH CORP.

		Page
PART I ‑ FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32
Item 4.	Controls and Procedures.	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33
Item 3.	Default upon Senior Securities.	33
Item 4.	Mine Safety Disclosures.	34
Item 5.	Other Information.	34
Item 6.	Exhibits.	34

SIGNATURES		35

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets
Cash	$10,827,922	$2,245,426
Accounts receivable	2,547,681	2,099,641
Inventory	664,294	448,086
Prepaid expenses and other current assets	293,391	210,408
Total current assets	14,333,288	5,003,561

Other non-current prepaid expenses and deposits	673,282	6,615
Deferred offering costs	-	481,250
Property and equipment, net	2,233,573	2,192,443
Right of use asset - operating lease	220,045	258,986
Intellectual property, net	1,141,414	1,294,863
Total assets	$18,601,602	$9,237,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses (related party $56,301 and $37,500 at September 30, 2026 and December 31, 2025, respectively)	$3,323,264	$3,610,053
Income tax payable	32,190	32,190
Current portion of operating lease liability	58,162	51,158
Customer credits	167,000	167,000
Accrued salaries	48,780	31,961
Profit share liability – related party	7,099,073	6,847,932
Total current liabilities	10,728,469	10,740,294

Operating lease liability, net of current portion	167,763	212,332
Total liabilities	10,896,232	10,952,626

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: 2,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 50,000,000 and 150,000,000 shares authorized, 26,305,966 and 19,455,966 shares issued, 26,202,102 and 19,455,966 shares outstanding as of September 30, 2026 and December 31, 2025 respectively	26,306	19,456
Additional paid-in capital	88,267,073	74,044,879
Treasury stock at cost, 103,864 and no shares as of September 30, 2026 and December 31, 2025 respectively	(170,784)	-
Accumulated deficit	(80,417,225)	(75,779,243)
Total stockholders’ equity (deficit)	7,705,370	(1,714,908)

Total liabilities and stockholders’ equity (deficit)	$18,601,602	$9,237,718

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Product revenue	$5,455,683	$4,715,874	$13,109,806	$10,637,304
License revenue	-	2,600,000	-	3,125,000
Other revenue	50,667	46,015	427,130	74,507
Revenues	5,506,350	7,361,889	13,536,936	13,836,811

Cost of sales	(3,859,783)	(3,329,638)	(9,475,142)	(7,602,136)

Gross profit	1,646,567	4,032,251	4,061,794	6,234,675

Operating expenses:
Research and development expenses	(472,835)	(473,303)	(1,610,846)	(1,335,464)
Selling, general and administrative expenses (related party of $116,587, $112,500, $507,208 and $337,500)	(1,788,809)	(2,748,100)	(5,838,022)	(6,616,663)
Total operating expenses	(2,261,644)	(3,221,403)	(7,448,868)	(7,952,127)
Operating (loss) income	(615,077)	810,848	(3,387,074)	(1,717,452)

Other income (expense)
Interest expense	-	-	-	(54)
Gain (loss) on change in fair value of profit share and unsecured note	251,863	(37,619)	(251,141)	(766,667)
License and settlement fees	-	-	(1,250,000)	-
Interest income	88,231	15,412	253,999	66,222
Total other income (expense)	340,094	(22,207)	(1,247,142)	(700,499)
(Loss) Income before provision for income taxes	(274,983)	788,641	(4,634,216)	(2,417,951)
Income tax expense	-	(629)	(3,766)	(15,173)
Net (loss) income	$(274,983)	$788,012	$(4,637,982)	$(2,433,124)
Net (loss) income per common share
Basic net (loss) income per share	$(0.01)	$0.04	$(0.19)	$(0.13)
Diluted net (loss) income per share	$(0.01)	$0.04	$(0.19)	$(0.13)

Weighted average common shares outstanding
Basic	26,297,363	19,373,222	24,808,195	19,289,948
Diluted	26,297,363	19,600,076	24,808,195	19,289,948

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Three and Nine Months Ended September 30, 2026
	Common Stock		Additional
		Par	Paid-in	Treasury	Accumulated
	Shares	Value	Capital	Stock	(Deficit)	Total
Balance - January 1, 2026	19,455,966	$19,456	$74,044,879	$-	$(75,779,243)	$(1,714,908)

Proceeds from the issuance of common shares	6,850,000	6,850	16,433,150	-	-	16,440,000

Share issuance costs	-	-	(2,211,383)	-	-	(2,211,383)

Share based payments	-	-	427	-	-	427

Net loss	-	-	-	-	(1,345,543)	(1,345,543)

Balance – March 31, 2026	26,305,966	$26,306	$88,267,073	$-	$(77,124,786)	$11,168,593

Net loss	-	-	-	-	(3,017,456)	(3,017,456)

Balance – June 30, 2026	26,305,966	$26,306	$88,267,073	$-	$(80,142,242)	$8,151,137

Share repurchased	-	-	-	(170,784)	-	$(170,784)

Net loss and comprehensive loss for the period	-	-	-	-	(274,983)	(274,983)

Balance – September 30, 2026	26,305,966	$26,306	$88,267,073	$(170,784)	$(80,417,225)	7,705,370

	Three and Nine Months Ended September 30, 2025

	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	(Deficit)	Total
Balance - January 1, 2025	19,235,631	$19,236	$73,925,861	$(72,753,236)	$1,191,861

Stock issued for delivery of RSUs	10,000	10	(10)	—	—

Share based payments	—	—	60,527	—	60,527

Net loss	—	—	—	(1,679,220)	(1,679,220)

Balance - March 31, 2025	19,245,631	$19,246	$73,986,378	$(74,432,456)	$(426,832)

Stock issued for cashless exercise of options	127,591	127	(127)	—	—

Share based payments	—	—	19,428	—	19,428

Net loss	—	—	—	(1,541,916)	(1,541,916)

Balance – June 30, 2025	19,373,222	$19,373	$74,005,679	$(75,974,372)	$(1,949,320)

Share based payments	—	—	19,641	—	19,641

Net income	—	—	—	788,012	788,012

Balance – September 30, 2025	19,373,222	$19,373	$74,025,320	$(75,186,360)	$(1,141,667)

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,637,982)	$(2,433,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	427	99,596
Amortization of right to use assets	38,940	34,064
Amortization of patent rights	153,449	153,450
Depreciation expense	138,588	94,281
Non-cash interest revenue	(11,551)	(26,280)
Loss on change in fair value of profit share	251,141	766,667
Changes in operating assets and liabilities
Accounts receivable	(436,489)	(1,781,278)
Inventory	(216,208)	123,645
Prepaid expenses	(749,650)	67,956
Accrued salaries	16,819	(12,507)
Accounts payable and accrued liabilities	(286,789)	1,488,022
Operating lease liability	(37,565)	(31,452)
Net cash used in operating activities	(5,776,870)	(1,456,960)

Cash flows used in investing activities
Purchase of property and equipment	(179,717)	(23,395)
Net cash used in investing activities	(179,717)	(23,395)

Cash flows from financing activities
Deferred offering costs	-	(207,500)
Proceeds from the issuance of common shares	16,440,000	-
Share issuance costs	(1,730,133)	-
Repurchase of common shares	(170,784)	-
Net cash provided by financing activities	14,539,083	(207,500)

Net increase (decrease) in cash and cash equivalents	8,582,496	(1,687,855)

Cash and cash equivalents - beginning of period	2,245,426	3,456,082
Cash and cash equivalents - end of period	$10,827,922	$1,768,227
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
		-
Interest	$-	$-
Income taxes	$3,766	$15,173

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Deferred offering costs reclassified to APIC upon issuance of common shares	$481,250	$-

See accompanying notes to these condensed consolidated financial statements.

BIRCHTECH CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

As of September 30, 2026, the Company had cash of approximately $10.8 million. Based on the net proceeds from the offering, together with the Company’s existing cash, anticipated revenues and additional cash inflows from its current operations, management believes that the Company has sufficient liquidity to fund its operations and meet its obligations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2026, and results of operations, changes in stockholders’ deficit and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Stock Split

On December 26, 2025, the Company effected a 1-for-5 reverse stock split of its issued and outstanding shares of common stock. The stock split did not affect the number of authorized shares. All share and per share information, including share-based compensation, throughout the unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.001 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the stock split was reclassified to capital in excess of par value from common stock.

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

The Company has evaluated the recoverability of the carrying value of the Company’s property and equipment, right of use asset and intellectual property. No impairment charges were recognized for the nine months ended September 30, 2026 and 2025.

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

The profit share liability is the only item measured at fair value on a recurring basis by the Company at September 30, 2026 and December 31, 2025. The profit share liability is considered to be Level 3 measurements.

Financial instruments include cash, accounts receivable, accounts payable, income tax payable, and short-term debt. The carrying amounts of these financial instruments approximated fair value at September 30, 2026 and December 31, 2025 due to their short-term maturities.

At September 30, 2026 and December 31, 2025, the fair value of the profit share liability is calculated using a discounted cash flow model based on estimated future cash payments. These values are determined using pricing models for which the assumptions utilized management’s estimates. Significant unobservable inputs include a discount rate of approximately 14.55% and the projection of future cash flows.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		September 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$7,099,073	$-	$-	$7,099,073
Total Liabilities	$7,099,073	$-	$-	$7,099,073

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities:

Profit share liability – related party (1)	$6,847,932	$-	$-	$6,847,932
Total Liabilities	$6,847,932	$-	$-	$6,847,932

(1)	See Note 8 - Related Party

The following tables present the Company’s liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurement as of
		December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:

Property and equipment (Construction in progress)	$1,495,000	$-	$-	$1,495,000
Total Assets	$1,495,000	$-	$-	$1,495,000

There were no changes in the balances of assets classified as Level 3 for the nine months ended September 30, 2026 and 2025.

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

Disaggregation of Revenue

The Company generated revenue for the nine months ended September 30, 2026 and 2025 by (i) delivering product to its commercial customers, (ii) completing and commissioning equipment and material changeout projects at commercial customer sites and (iii) performing demonstrations of its technology at customers with the intent of entering into long term supply agreements based on the performance of the Company’s products during the demonstrations and (iv) licensing its technology to customers.

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

The licenses provide the customer with the right to use the Company’s patented technologies as they exist at a point in time when the license is granted, for the duration of the contract term. The patented technology has stand-alone functionality, and the Company has no obligation to provide any future updates. During the three and nine months ended September 30, 2026, the Company recognized $0 and $0, respectively (2025 - $2,600,000 and $3,125,000, respectively) of revenue for licenses for which revenue was recognized at a point in time and $0 (2025 - $0) for licenses for which revenue was recognized over time.

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

The following table presents sales by operating segment disaggregated based on the type of product for the nine months ended September 30, 2026 and 2025. All sales were in the United States.

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Product revenue	$5,455,683	$4,715,874
License revenue	-	2,600,000
Demonstrations & Services revenue	34,931	27,070
Equipment & changeout revenue	15,736	18,945
	$5,506,350	$7,361,889

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Product revenue	$13,109,806	$10,637,304
License revenue	-	3,125,000
Demonstrations & Services revenue	123,858	45,070
Equipment & changeout revenue	303,272	29,437
	$13,536,936	$13,836,811

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

Management believed that the accounts receivable were fully collectable and no allowance for credit losses was deemed to be required on its accounts receivable at September 30, 2026. The Company historically has not experienced significant uncollectible accounts receivable. As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0, and the Company recorded $0 of credit losses for the nine months ended September 30, 2026 and 2025.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for the years prior to 2022.

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

Basic and Diluted Earnings (Loss) Per Common Share

Loss per share – basic is calculated by dividing net income (loss) by the weighted average number of shares of stock outstanding during the period, including shares issuable without additional consideration. Income per share – assuming dilution is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period adjusted for the effect of dilutive potential shares from options and warrants calculated using the treasury stock method and the if-converted method for preferred stock. There were no dilutive potential common shares for the nine months ended September 30, 2025 or the three or nine months ended September 30, 2026, because the Company incurred a net loss and basic and diluted losses per common share are the same. There are 226,854 dilutive stock options for the three months ended September 30, 2025 as the Company reported net income for the period.

We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. The summary of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2026 and 2025:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic:
Net Income (Loss)	(274,983)	788,012	(4,637,982)	(2,433,124)
Weighted-average shares outstanding	26,297,363	19,373,222	24,808,195	19,289,948
Basic	$(0.01)	0.04	$(0.19)	$(0.13)

Diluted:
Net Income (Loss)	(274,983)	788,012	(4,637,982)	(2,433,124)
Weighted-average shares outstanding	26,297,363	19,373,222	24,808,195	19,289,948
Effect of diluted securities – stock options	—	226,854	—	—
Weighted-average shares used in the calculation of diluted earnings per share	26,297,363	19,600,076	24,808,195	19,289,948
Diluted earnings (loss) per share	(0.01)	0.04	$(0.19)	$(0.13)

 Total common stock equivalents excluded from dilutive loss per share are as follows:

	September 30,	September 30,
	2026	2025
Stock Options	1,030,000	1,555,000
Total common stock equivalents excluded from dilutive loss per share	1,030,000	1,555,000

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and equivalents on deposit with financial institutions and accounts receivable. The Company’s cash as of September 30, 2026 and December 31, 2025 is maintained at high-quality financial institutions and has not incurred any losses to date. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2026, the Company had $10,327,922 (December 31, 2025 - $1,745,426) in excess of FDIC limits.

Customer and Supplier Concentration

For the three month period ended September 30, 2026, three customers represented 40%, 12% and 10% of the Company’s revenues, and for the three months ended September 30, 2025, three customers represented 21%, 14% and 11% of the Company’s revenues. For the nine month period ended September 30, 2026, three customers represented 38%, 14% and 10% of the Company’s revenues, and for the nine months ended September 30, 2025, three customers represented 26%, 10%, and 10% of the Company’s revenues. The loss of any one of these customers could have an adverse effect on the Company’s operations.

At September 30, 2026, two customers represented 62%, and 11% of the Company’s accounts receivable, and at December 31, 2025, two customers represented 51%, and 14% of the Company’s accounts receivable.

For the three month period ended September 30, 2026, two suppliers represented 51% and 36% of the Company’s purchases. For three month period ended September 30, 2025, two suppliers represented 54% and 39% of the Company’s purchases For the nine month period ended September 30, 2026, two suppliers represented 50% and 33% of the Company’s purchases. For nine month period ended September 30, 2025, two suppliers represented 53% and 38% of the Company’s purchases. At September 30, 2026 and December 31, 2025, 83% and 63% of the Company’s accounts payable and accrued expenses related to three and two vendors, respectively. The Company believes there are numerous other suppliers that could be substituted should a supplier become unavailable or non-competitive and the adverse effect of losing one of these suppliers would be short-term.

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

Note 4 - Inventory

Inventory was comprised of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Raw Materials	$332,068	$308,613
Finished Goods	332,226	139,473
	$664,294	$448,086

Note 5 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets were comprised of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Insurance	$180,599	$51,660
Investor relations	9,567	120,831
Salaries and wages	83,333	-
Other	19,892	37,917
Total prepaid expenses and other current assets	$293,391	$210,408

Salaries and wages	$666,667	$-
Deposits	6,615	6,615
Total other non-current prepaid expenses and deposits	$673,282	$6,615

Note 6 - Property and Equipment, Net

Property and equipment at September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
Equipment & installation	$1,101,757	$1,096,979
Leasehold improvements	126,824	117,512
Trucking equipment	911,377	911,377
Lab equipment	918,998	753,370
Office equipment, computer equipment and software	3,426	3,426
Total equipment	$3,062,382	$2,882,664

Less: accumulated depreciation	(2,323,809)	(2,185,221)
Construction in process	1,495,000	1,495,000
Property and equipment, net	$2,233,573	$2,192,443

The Company uses the straight-line method of depreciation over estimated useful lives of 2 to 5 years. During the three months ended September 30, 2026 and 2025, depreciation expense was $51,266 and $42,819, respectively. During the nine months ended September 30, 2026 and 2025 depreciation expense was $138,588 and $94,281, respectively.

Note 7 - Intellectual Property

License and patent costs capitalized as of September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
Licenses and patents	$3,068,995	$3,068,995
Less: Accumulated amortization	(1,927,581)	(1,774,132)
Intellectual property, net	$1,141,414	$1,294,863

Amortization expense for the nine months ended September 30, 2026 and 2025 was $153,450 and $153,450, respectively. Estimated annual amortization for each of the next 5 years and thereafter is as follows:

Annual amortization for the years ended:
December 31, 2026 (remaining)	$51,150
December 31, 2027	204,600
December 31, 2028	204,600
December 31, 2029	204,600
December 31, 2030	204,600
Thereafter	271,864
Total	$1,141,414

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

The Company is utilizing the methodology behind the ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity to determine how to account for the profit-sharing portion of a note payable. Although the transaction is not indexed to the Company’s common stock the profit sharing has the characteristics of a freestanding financial instrument because the profit sharing is not callable by the lender, it will be paid out past the maturity of the unsecured note payable (which was repaid in 2024) and, the fair value will fluctuate over time based on payment predictions. The profit share was determined to have a fair value of $3,389,043 upon grant. The fair value of the profit share upon grant included $3,422,400 attributed to the Facilitation Credit which reduced the fair value of the profit share liability. At December 31, 2024, the Facilitation Credit had expired and the fair value attributed to the feature was $0. This increased the fair value of the profit share at December 31, 2024, and increased the loss on change in fair value of the profit share recorded during the year ended December 31, 2024 by $3,422,400. The discounted cash flow model assumptions used at December 31, 2025 to calculate the profit share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in 2026, and an annual market interest rate of 14.55%. The discounted cash flow model assumptions used at September 30, 2026 to calculate the profit share liability included: the projected full repayment of the profit share liability of $7,900,000 upon the receipt of Net Litigation Proceeds in mid-2027, and an annual market interest rate of 14.55%. The profit share liability will be marked to market every quarter utilizing management’s estimates.

The following are the changes in the profit share liability (the only Level 3 financial instrument) during the nine months ended September 30, 2026 and the year ended December 31, 2025:

Profit Share as of January 1, 2025	$6,853,858
Gain on change in fair value of profit share	(5,926)
Profit Share as of December 31, 2025	$6,847,932

Profit Share as of January 1, 2026	$6,847,932
Loss on change in fair value of profit share	251,141
Profit Share as of September 30, 2026	$7,099,073

Profit Share as of January 1, 2025	$6,853,858
Loss on change in fair value of profit share	766,667
Profit Share as of September 30, 2025	$7,620,525

Related Party Transactions

Kaye Cooper Kay & Rosenberg, LLP provided certain legal services to the Company through February 28, 2026. David M. Kaye, a Director of the Company, was a partner of the law firm through February 28, 2026 and thereafter has provided legal services to the Company directly. For the three month period ended September 30, 2026 and 2025, the Company incurred $116,587 and $112,500 for legal services rendered and disbursements from the firm and Mr. Kaye, in the aggregate. For the nine month period ended September 30, 2026 and 2025, the Company incurred $507,208 and $337,500, respectively for legal services rendered and disbursements from the firm and Mr. Kaye, in the aggregate. At September 30, 2026, $37,500 (December 31, 2025 - $37,500) was owed for services rendered.

At September 30, 2026, the Company owed $16,428 (December 31, 2025 - $Nil) to the Company’s Chief Operating Officer and $2,373 (December 31, 2025 - $Nil) to the Company’s Chief Technology Officer for the reimbursement of expenses incurred on behalf of the Company.

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

On November 22, 2024, the Company entered into an approximate 3‑year lease for laboratory space in State College, Pennsylvania, commencing December 15, 2024 and ending November 30, 2027. The lease contained an option to extend for a further three years that the Company was reasonably certain to exercise. As a result, the additional three-year extension is included as part of the lease term. Rent was $1,800 monthly until November 30, 2025, $1,860 monthly thereafter until November 30, 2026, and $1,920 monthly thereafter until November 30, 2027. During the option period, rent was scheduled to be $1,980 monthly from December 1, 2027 to November 30, 2028, $2,040 monthly thereafter through November 30, 2029, and $2,100 monthly thereafter through November 30, 2030. Upon commencement of the lease the Company recorded a right of use asset and an operating lease liability of $94,942. The lease term was subsequently extended through November 30, 2030 pursuant to an amendment entered into on September 8, 2026 as described below.

On September 8, 2026, the Company entered into an amendment to the State College, Pennsylvania lease, effective October 1, 2026, that increased the leased area from 1,800 to 2,211 square feet and extended the term of the lease from November 30, 2027 to November 2030. In consideration for the additional space, rent shall increase to $2,285 monthly from October 1, 2026 to November 30, 2026; $2,358 monthly thereafter until November 30, 2027; $2,432 monthly thereafter to November 30, 2028; $2,506 monthly thereafter through November 30, 2029; and $2,580 monthly thereafter through November 30, 2030.

As of September 30, 2026, and December 31, 2025, the Company recorded an operating lease right of use asset and liabilities as follows:

	September 30,	December 31,
	2026	2025
Right of use asset - operating lease	$220,045	$258,986
Current portion of operating lease liability	58,162	51,158
Operating lease liability	225,925	263,490

Future remaining minimum lease payments under these non-cancelable leases are as follows:

For the twelve months ended September 30,
2027	$86,392
2028	88,512
2029	66,036
2030	40,480
2031	4,200
Total	285,620
Less discount	(59,695)
Total lease liabilities	225,925
Less current portion	(58,162)
Operating lease obligation, net of current portion	$167,763

The weighted average remaining lease term for operating leases is 3.45 years and the weighted average discount rate used in calculating the operating lease asset and liability is 14.55%. For the nine months ended September 30, 2026 and 2025, payments on lease obligations were $63,786 and $62,550, respectively, and amortization on the right of use assets was $38,940 and $34,064, respectively.

For the nine months ended September 30, 2026 and 2025, the Company’s lease cost consists of the following components, each of which is included in costs and expenses within the Company’s consolidated statements of operations:

	September 30,	September 30,
	2026	2025
Operating lease costs	$65,162	$65,162

Note 10 - Accounts payable and accrued expenses

Current accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2026	2025
Accounts payable
Professional fees	$132,096	$676,799
Consulting fees	119,352	572,331
Cost of goods sold	1,379,314	1,178,145
Other	159,415	193,903
Total accounts payable	1,790,177	2,621,178
Accrued expenses
Professional fees	713,739	868,926
Consulting fees	56,500	68,030
Investor relations	8,500	-
License and settlement fees	750,000	-
Other	4,348	51,919
Total accounts payable and accrued expenses	$3,323,264	$3,610,053

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

The case proceeded to trial in February 2024 against the remaining CERT defendants. On March 1, 2024, a federal jury returned a $57.1 million verdict in favor of the Company against the remaining CERT defendants, finding willful infringement of the Company’s patented technologies and holding the defendants liable for inducing and contributory infringement. Such group of affiliated defendants included multiple limited liability companies with refined coal industry operations, including CERT Operations II LLC, CERT Operations IV LLC, CERT Operations V LLC, and CERT Operations RCB LLC. Following the trial, the Court entered non-final judgments on the verdict against the CERT defendants and the parties submitted post-trial motions relating to the jury trial. The CERT defendants also asserted that the Company’s claims were barred due to their defense that they had an implied license to the asserted patents. A bench trial was held on such issue. On June 10, 2025, the Court ruled that the CERT defendants failed to prove that they had such an implied license and denied their motion to alter or amend the non-final judgment. On September 25, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion that they should not be held liable as a matter of law for induced infringement, contributory infringement or willful infringement, and on November 20, 2025, the Court issued a Memorandum Opinion and Order denying the CERT defendants’ post-trial motion for a new trial on the issues of induced infringement, contributory infringement, willful infringement and damages. Thereafter, on December 17, 2025, the Court issued a memorandum order granting the Company’s request for pre- and post-judgment interest, and denying the Company’s request for enhanced damages. Following resolution of all post-trial motions, the Court issued the final judgment in favor of the Company on December 29, 2025 in the total amount of $78,397,157, which amount includes pre-judgment interest. The Company accounts for the judgment under ASC 450-30, Contingencies, which does not allow recognition until cash or claims to cash are realized or realizable. The Company did not recognize the judgment as of September 30, 2026, because there were inherent uncertainties associated with the realizability of the judgment.

On January 28, 2026, the CERT defendants filed a notice of appeal of the judgment. Under applicable rules, the CERT defendants may seek a stay of execution of the judgment pending appeal by posting a bond or other security in an amount and form approved by the Court. As of the date the unaudited condensed consolidated financial statements were issued, the CERT defendants have not obtained a bonded stay. Although the automatic stay of execution applicable following entry of judgment has expired, the appeal remains pending. On August 25, 2026, the CERT defendants filed its operative opening brief with the U.S. Court of Appeals for the Federal Circuit, and on October 22, 2026, the Company filed its response brief. Interest continues to accrue on the judgment amount during the pendency of the appeal.

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

Effective as of May 28, 2026, the Company entered into an agreement with another utility named as a defendant in the Southern District of Iowa action together with an affiliated entity previously dismissed from the Iowa action. While the terms of the agreement are confidential, it includes a resolution of the disputes between the Company and that utility and its affiliated entity, provides for the dismissal of all claims among the parties in the Iowa action and their withdrawal from related IPR proceedings, and grants a non-exclusive license to certain Company patents related to the Company's two-part SEA® process. Such parties represent the final remaining entities involved in the IPR proceedings. Under the agreement, the Company was required to make a lump sum payment in the amount of $500,000 (paid) upon execution of the agreement which amount has been paid, and has agreed to make an additional payment of up to $750,000 (accrued) if the Company receives net proceeds of at least $20.0 million from the Delaware litigation, after payment of related legal fees and the Company’s profit-sharing obligation to AC Midwest Energy LLC, as specified in the agreement. During the period ended September 30, 2026, the Company has recorded $1,250,000 as license and settlement fees on the Company’s statement of profit and loss.

As a result of the foregoing agreements, the Company has resolved its claims with numerous defendants, all IPR proceedings have concluded, and only one active case remains pending against one utility. In August 2026, the remaining case was remanded from the U.S. District Court for the Southern District of Iowa to the U.S. District Court for the Eastern District of Missouri, where it was originally filed, for all further proceedings. The previously imposed stay has been lifted.

The Company cannot predict the ultimate outcome of the remaining litigation or the pending appeal of the Delaware judgment.

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

As of September 30, 2026, the matter remains unresolved. The Company has evaluated the claim in accordance with ASC 450, Contingencies, and has determined that a loss is possible, but not probable. Accordingly, no liability has been recorded in the accompanying unaudited condensed consolidated financial statements. While the Company intends to vigorously defend its position, an unfavorable outcome could result in a loss of up to approximately $184,079. At this time, the Company is unable to determine the ultimate resolution of this matter.

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

On March 19, 2025, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the period from September 15, 2026 through September 30, 2026, the Company repurchased an aggregate of 103,864 shares of its common stock under the share repurchase program at a total cost of $170,784. These shares were recorded as treasury stock as of September 30, 2026 and were subsequently retired. No shares had been repurchased under the program prior to September 15, 2026.

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

Stock based compensation consists of the amortization of common stock, stock options, restricted share units and warrants issued to employees, directors and consultants. For the three months ended September 30, 2026 and 2025, stock-based compensation expense amounted to $0 and $19,641, respectively. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense amounted to $427 and $99,596, respectively. Such expense is classified in selling, general and administrative expenses.

On July 3, 2023, the Board of Directors of the Company approved and adopted the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) and the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) which amended the Company’s previously adopted 2014 Equity Incentive Plan and 2017 Equity Incentive Plans. The 2014 Equity Incentive Plan was first approved by the Board on January 10, 2014. The 2017 Equity Incentive Plan replaced the 2014 Equity Incentive Plan, which was terminated by the Board on April 28, 2017. As a result of such termination, no additional awards may be granted under the 2014 Equity Incentive Plan but previously granted awards shall remain outstanding in accordance with their terms and conditions. The 2017 Plan was adopted by the Board on February 9, 2017. As amended by the Board on July 3, 2023, the maximum number of shares of common stock that may be issued under the 2017 Plan after July 3, 2023 is 2,815,692, and to the extent any award (or portion thereof) outstanding under the 2014 Plan expires, terminates or is cancelled, surrendered or forfeited for any reason on or after July 3, 2023, the shares of common stock subject to such award (or portion thereof) shall be added to and increase the foregoing limit, to a maximum of 955,000 additional shares of common stock. (On July 3, 2023, there were 955,000 options and no other types of awards outstanding under the 2014 Plan.) On October 29, 2024, the Board approved certain non-material amendments to the 2014 Plan and 2017 Plan. As of September 30, 2026, there were 1,558,261 shares remaining available for issuance under the 2017 Plan and no options available or outstanding under the 2014 Plan.

Stock Options

On January 2, 2025, and pursuant to an investor relations consulting agreement effective as of January 1, 2025 with a nonaffiliated third party, the Company granted a nonqualified stock option under the 2017 Plan to such third party to acquire 50,000 shares of the Company’s common stock at an exercise price of $2.55 per share, representing the fair market value of the common stock on the date of grant as determined under the 2017 Plan. Twenty-five percent of the option shall vest and become exercisable three months following the grant date and twenty-five percent shall vest every three months thereafter such that the option shall be fully vested one year following the grant date. The option will expire three years after the grant date. Based on a Black-Scholes valuation model, these options were valued at $77,926, in accordance with FASB ASC Topic 718. The fair value of the shares was being amortized to selling, general and administrative expenses within the Company’s consolidated statements of operations over twelve months and the Company recorded $427 of expenses during the nine months ended September 30, 2026 (2025 – $57,857). The valuation assumptions included an expected duration of 3 years, volatility of 87%, discount rate of 4.29% and dividends of $0.

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

A summary of stock option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
January 1, 2026	1,070,000	$3.43	1.58	$769,500

Grants	-	-
Expirations	40,000	4.40
Exercised	-	-
September 30, 2026	1,030,000	$3.39	1.33	$84,000

Options exercisable at:
September 30, 2026	1,030,000	$3.39	1.33	$84,000

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.40 as of September 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date.

There were no stock options exercised during the nine months ended September 30, 2026 and 200,000 stock options exercised during the nine months ended September 30, 2025. Stock options exercised during the nine months ended September 30, 2025 include none that were exercised for cash and 200,000 that were cashless exercises.

Restricted Share Units

On January 15, 2024, the Company granted 10,000 restricted share units (“RSUs”) to a director pursuant to the 2017 Plan. The RSUs will vest one year from the date of grant on January 15, 2025. Once vested, each RSU represents the right to receive one share of the Company’s common stock. These shares of common stock were valued at $43,500 in accordance with FASB ASC Topic 718. The fair value of the shares will be amortized as an expense over the vesting period. The shares become fully vested on January 15, 2025. The expense for the nine months ended September 30, 2026 and 2025 was $0 and $1,668, respectively.

On January 15, 2025, the Company issued 10,000 shares of common stock to a director due to the vesting on such date of 10,000 RSUs which had previously been granted on January 15, 2024 pursuant to the 2017 Plan and had a one-year vesting period.

At September 30, 2026 and December 31, 2025, the Company had no outstanding RSUs.

Note 14 - Warrants

There were no warrants outstanding as of September 30, 2026 and December 31, 2025, and no warrants were issued or exercised during the nine months ended September 30, 2026 and 2025.

Note 15 - Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (the “CEO”). The Company is a provider of specialty activated carbon technologies and, at September 30, 2026 and December 31, 2025, had one operating segment, which entails the provision of specialty activated carbon technologies for air and water purification in the United States.

There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The accounting policies related to operating and reportable segments are the same as those described in Note 3, “Basis of Presentation and Summary of Significant Accounting Policies”. The primary measure of segment profit or loss is consolidated net income (loss) as presented below and is used the by CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Material sales	5,455,683	4,715,874	13,109,806	10,637,304
License fees	-	2,600,000	-	3,125,000
Other revenues	50,667	46,015	427,130	74,507
Total revenues	$5,506,350	$7,361,889	$13,536,936	$13,836,811

Material costs	(3,011,941)	(2,557,924)	(7,109,105)	(5,736,069)
Blending and milling	(126,839)	(110,518)	(334,866)	(268,643)
Shipping	(436,873)	(339,987)	(974,887)	(821,308)
Other cost of goods sold	(127,846)	(197,856)	(664,568)	(452,507)
Compensation and benefits	(1,214,712)	(1,219,307)	(3,670,049)	(3,664,564)
Stock-based compensation	-	(19,641)	(427)	(99,596)
Amortization and depreciation	(70,822)	(105,667)	(208,149)	(281,796)
Consulting fees	(420,745)	(344,043)	(1,484,709)	(911,017)
Professional fees	(357,158)	(1,387,156)	(1,395,694)	(2,409,608)
General and administrative	(262,428)	(203,872)	(729,917)	(732,212)
Change in fair value of profit share	251,863	(37,619)	(251,141)	(766,667)
Interest expense	-	-	-	(54)
License fees	-	-	(1,250,000)	-
Bad debt expense	-	-	-	-
Taxes	(5,244)	(1,611)	(88,779)	(37,391)
Research and development	(86,819)	(64,088)	(266,626)	(154,725)
Interest income	88,231	15,412	253,999	66,222
Segment net loss	(274,983)	788,012	(4,637,982)	(2,433,124)
Reconciliation of profit or loss
Adjustments and reconciling items		-		-

Consolidated net income (loss)	$(274,983)	$788,012	$(4,637,982)	$(2,433,124)

The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Note 16 - Subsequent Events

Between October 1, 2026 and October 8, 2026, the Company repurchased an aggregate of 52,923 shares of its common stock under the share repurchase program described in Note 12 at a total cost of $79,214. On November 5, 2026, the Company repurchased an additional 11,300 shares of its common stock under the program at a total cost of $12,228. In October 2026, the Company retired an aggregate of 156,787 shares of its common stock repurchased under the program, consisting of 103,864 shares repurchased in September 2026 and 52,923 shares repurchased in October 2026.

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

Patent Litigation

We have commenced multiple patent infringement lawsuits to enforce our proprietary two-part SEA® process for mercury removal from coal-fired power plants. One action was filed in 2019, and additional actions were filed between 2024 to 2025 against various operators of coal-fired power plants and refined coal producers whom we allege have willfully infringed our patent rights. The actions filed between 2024 and 2025 were consolidated in the U.S. District Court for the Southern District of Iowa.

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

With regard to the 2019 litigation, on December 29, 2025 and following resolution of post-trial motions, the U.S. District Court for the District of Delaware entered final judgment in favor of the Company in the amount of $78,397,157, inclusive of pre-judgment interest. On January 28, 2026, the defendants filed a notice of appeal of the judgment, and on August 25, 2026 filed its operative opening brief with the U.S. Court of Appeals for the Federal Circuit. We filed our responsive brief on October 22, 2026. No stay of execution of the judgment has been obtained, and interest continues to accrue during the pendency of the appeal.

Separately, in connection with the consolidated Iowa actions, the Company has entered into agreements with certain utilities and affiliated parties, the most recent of which became effective on May 28, 2026. These agreements resolved disputes with the applicable parties, granted licenses to certain of the Company’s patents and, where applicable, provided for the withdrawal of related IPR proceedings. As a result, those parties have been dismissed from the applicable actions, and all parties participating in the IPR proceedings have withdrawn from those proceedings which have concluded. One active case remains pending against one utility. In August 2026, the remaining case was remanded from the U.S. District Court for the Southern District of Iowa to the U.S. District Court for the Eastern District of Missouri, where it was originally filed, for all further proceedings. The previously imposed stay has been lifted.

We cannot predict the ultimate outcome of the remaining litigation or the pending appeal of the Delaware judgment.

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

Share Repurchase Program

In September and October 2026, the Company repurchased an aggregate of 156,787 shares of its common stock under its share repurchase program recorded as treasury stock. The aggregate cost of the repurchased shares was $249,999. These shares were retired in October 2026. On November 5, 2026, the Company repurchased an additional 11,300 shares of its common stock under the program at a total cost of $12,228.

Prior Developments

For a discussion of prior developments, see the Company’s Form 10-K for the year ended December 31, 2025.

Results of Operations

Revenues

We generated revenues of approximately $5,506,000 and $7,362,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $13,537,000 and $13,837,000 for the nine months ended September 30, 2026 and 2025, respectively. Such revenues were primarily derived from sorbent product sales which were approximately $5,456,000 and $4,716,000 for the three months ended September 30, 2026 and 2025, respectively and approximately $13,110,000 and $10,637,000 for the nine months ended September 30, 2026 and 2025, respectively. Revenues in the mercury emissions market can be dependent on natural gas prices, extreme weather, and the maintenance and downtime requirements of customer plants. The increase in revenues for product sales from the prior year was primarily due to the mix of plants running and an increased demand for coal in connection with our mercury emissions business driven by more extreme weather conditions and higher natural gas prices in the current year compared to the prior year period. Additionally, sales were recognized for the water treatment market in 2026 compared to none in the comparable period of 2025.

Licensing revenues were $0 and $2,600,000 for the three months ended September 30, 2026 and 2025, respectively and $0 and $3,125,000 for the nine months ended September 30, 2026 and 2025, respectively. Such decrease was primarily due to new licensing agreements entered into in the first and third quarter of 2025 with utilities that provided for a one time up front license fee, for which there were no comparable transactions in the first nine months of 2026.

Other revenues, consisting of demonstrations, consulting and services revenue, and equipment sales, were approximately $51,000 and $46,000, respectively for the three months ended September 30, 2026 and 2025 and $427,000 and $75,000 for the nine months ended September 30, 2026 and 2025, respectively. Other revenues have not been material in relation to total revenues.

Cost of Sales

Cost of sales were approximately $3,860,000 and $3,330,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $9,475,000 and $7,602,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase in cost of sales of approximately $1,866,000 was primarily attributable to increased product sales in the first nine months of 2026 compared to the prior year period, together with a change in the mix of products sold in the first nine months of 2026 compared to the prior year period.

Gross Profit

Gross profit was approximately $1,647,000 and $4,032,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $4,062,000 and $6,235,000 for the nine months ended September 30, 2026 and 2025, respectively. Gross profit decreased by approximately $2,385,000 for the three-month period and $2,173,000 for the nine-month period. The decrease in gross profit for the nine-month period was primarily driven by a shift in revenue mix as we recognized higher margin licensing revenues during the corresponding period in 2025, compared to no licensing revenues during the first nine months of 2026. The impact of the decrease in licensing revenues was partially offset by greater product sales in the first nine months of 2026.

Operating Expenses

Operating expenses consisted of selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) in 2026 and 2025. SG&A expenses were approximately $1,789,000 and $2,748,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $5,838,000 and $6,617,000 for the nine months ended September 30, 2026 and 2025, respectively. SG&A expenses decreased by approximately $959,000 for the three-month period and $779,000 for the nine-month period as a result of variances in individual categories. This includes lower professional fees, partially offset by increased investor relations costs in the nine months ended September 30, 2026 compared to the comparable periods of the previous year. The decrease in professional fees was primarily due to significantly higher legal fees in 2025 resulting from licensing activities that generated revenues during that year. During 2026 there were no such licensing revenues or corresponding legal fees. The increase in investor relations expenses was primarily due to increased costs associated with the Company’s NYSE American uplisting completed in the first quarter of 2026.

We continue to invest in the development and expansion of its water treatment division, including research and development activities involving water treatment products utilizing new sorbent technologies. Total R&D expenses were approximately $473,000 for each of the three months ended September 30, 2026 and 2025, and $1,611,000 and $1,335,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase of approximately $276,000 in R&D expenses for the nine months ended September 30, 2026, compared to the corresponding period of 2025, was primarily attributable to the continued implementation and expansion of the Company’s R&D activities, which were not fully operational at the beginning of 2025. We began incurring research and development costs as lab equipment at the Company’s labs was placed into service.

Operating Loss

We incurred an operating loss of approximately $615,000 for the three months ended September 30, 2026, compared to operating income of approximately $811,000 for the corresponding period in 2025, and operating losses of approximately $3,387,000 and $1,717,000 for the nine months ended September 30, 2026 and 2025, respectively. The decline in operating results for both periods was primarily attributable to lower gross profit, partially offset by decreased SG&A expenses. For the nine-month period, the decrease in SG&A expenses was also partially offset by increased R&D expenses.

Other Income (Expense)

Other income (expense) was approximately $340,000 and $(22,000) for the three months ended September 30, 2026 and 2025, respectively, and $(1,247,000) and $(700,000) for the nine months ended September 30, 2026 and 2025, respectively. The increase in other income for the three months ended September 30, 2026 was primarily attributable to a gain from the change in fair value of the profit share liability, compared to a loss in the corresponding period in 2025, together with increased interest income. The increase in net other expenses for the nine months ended September 30, 2026 was primarily attributable to the recognition of $(1,250,000) in license and settlement fees during the second quarter of 2026, of which $750,000 is payable only under certain circumstances if the Company receives net proceeds of at least $20.0 million from the Delaware litigation. This increase was partially offset by a lower loss from the change in fair value of the profit share liability and increased interest income resulting from higher average cash balances following the Company's registered public offering completed in February 2026.

Interest income was approximately $88,000 and $15,000 for the three months ended September 30, 2026 and 2025, respectively, and $254,000 and $66,000 for the nine months ended September 30, 2026 and 2025, respectively.

Gain (loss) on change in fair value of profit share liability was approximately $252,000 and $(38,000) for the three months ended September 30, 2026 and 2025, respectively, and $(251,000) and $(767,000) for the nine months ended September 30, 2026 and 2025, respectively.

License and settlement fees were approximately $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $(1,250,000) and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Net Loss

For the three months ended September 30, 2026, we had a net loss of approximately $275,000, compared to net income of approximately $788,000 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we had a net loss of approximately $4,638,000, compared to a net loss of approximately $2,433,000 for the corresponding period in 2025. The decline in net results for the three-month period was primarily attributable to lower gross profit, partially offset by decreased SG&A expenses and increased other income. The increase in net loss for the nine-month period was primarily attributable to lower gross profit and increased net other expenses and R&D expenses, partially offset by decreased SG&A expenses.

Liquidity and Capital Resources

We had approximately $10,828,000 in cash at September 30, 2026, compared to approximately $2,245,000 at December 31, 2025. Total current assets were approximately $14,333,000 and total current liabilities were approximately $10,728,000 at September 30, 2026, resulting in working capital of approximately $3,605,000. This compares to total current assets of approximately $5,004,000 and total current liabilities of approximately $10,740,000 at December 31, 2025, resulting in a working capital deficiency of approximately $5,737,000. The increases in cash and working capital were primarily attributable to proceeds from the Company’s public offering completed in the first quarter of 2026, as described below. Our accumulated deficit was approximately $80,417,000 at September 30, 2026 compared to $75,779,000 at December 31, 2025.

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

Total Assets

Total assets were approximately $18,602,000 at September 30, 2026 versus approximately $9,238,000 at December 31, 2025. The change in total assets is primarily attributable to an approximate $8,582,000 increase in cash primarily due to the proceeds from the Company’s public offering completed in the first quarter of 2026, offset by deferred offering costs recognized in 2025 of $481,000 compared to no deferred offering costs in the first quarter of 2026, together with other changes in asset categories consisting of smaller increases and decreases that were not individually significant.

Total Liabilities

Total liabilities were approximately $10,896,000 at September 30, 2026 versus approximately $10,953,000 at December 31, 2025. Total liabilities were comparable between the two periods.

Operating Activities

Net cash used in operating activities consists of net loss, adjusted by certain non-cash items, and changes in operating assets and liabilities.

Net cash used in operating activities was approximately $5,777,000 for the nine months ended September 30, 2026 compared to approximately $1,664,000 for the nine months ended September 30, 2025. The increase in net cash used in operating activities was primarily attributable to the following: (i) changes in accounts receivable, which used approximately $436,000 of cash in 2026 compared to using approximately $1,781,000 in 2025; (ii) changes in accounts payable and accrued expenses, which used approximately $287,000 in cash in 2026 compared to providing approximately $1,488,000 of cash in 2025; (iii) changes in prepaid expenses which used approximately $750,000 in cash in 2026 compared to providing approximately $68,000 of cash in 2025 and (iv) certain other changes in operating assets and liabilities, including accrued salaries, inventory, and prepaid expenses and other assets.

Investing Activities

We had net cash used in investing activities of $180,000 for the nine months ended September 30, 2026 compared to cash used in investing activities of approximately $23,000 for the nine months ended September 30, 2025 for the purchase of lab equipment.

Financing Activities

Net cash provided by financing activities was $14,539,000 for the nine months ended September 30, 2026 compared to no cash provided or used in financing activities for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we completed a public offering of 6,850,000 shares of our common stock, generating net proceeds of approximately $14,229,000. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 103,864 shares of its common stock under the share repurchase program at a total cost of $170,784 compared to no shares repurchased during the nine months ended September 30, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimated are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2026.

Non-GAAP Financial Measures

Adjusted EBITDA

To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we consider and are including herein Adjusted EBITDA, a Non-GAAP financial measure. We view Adjusted EBITDA as an operating performance measure and, as such, we believe that the GAAP financial measure most directly comparable to it is net loss. We define Adjusted EBITDA as net income adjusted for interest and financing fees, income taxes, depreciation, amortization, stock-based compensation, and other non-cash income and expenses. We believe that Adjusted EBITDA provides us an important measure of operating performance because it allows management, investors, debtholders and others to evaluate and compare ongoing operating results from period to period by removing the impact of our asset base, any asset disposals or impairments, stock based compensation and other non-cash income and expense items.

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

The following table shows our reconciliation of net loss to adjusted EBITDA for the nine months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)

Net loss	$(275)	$788	$(4,638)	$(2,433)

Non-GAAP adjustments:
Depreciation and amortization	117	107	331	282
Contingent license and settlement fee	-	-	750	-
Change in fair value of profit share	(252)	39	251	767
Interest	(88)	(15)	(254)	(66)
Income taxes	-	1	4	15
Stock based compensation	-	20	-	100

Adjusted EBITDA	$(498)	$940	$(3,556)	$(1,335)

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

Through September 30, 2026, the Company estimates that approximately $3.6 million of the net proceeds have been used for continuing operating expenses, working capital and other general corporate purposes. Because the net proceeds have been used together with existing cash and cash generated from operations, the amount of net proceeds used reflects management’s reasonable estimate.

Purchases of equity securities by the issuer and affiliated purchasers

The following table set forth information regarding purchases of the Company’s common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1 to July 31, 2026	-	-	-	$5,000,000
Aug 1 to Aug 31, 2026	-	-	-	$5,000,000
Sept 1 to Sept 30, 2026	103,864	$1.64	103,864	$4,829,216

Total	103,864	$1.64	103,864	$4,829,216

(1)	The average price per share includes brokerage commissions of $0.03 per share.

(2)

On March 19, 2025, we announced that our Board of Directors authorized a share repurchase program under which the Company may purchase up to $5.0 million of its common stock. Purchases under the share repurchase program may be made from time to time, in such amounts as management deems appropriate, through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5‑1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase program will be determined based upon a variety of factors, including general market conditions, share price, corporate and regulatory requirements and limitations, corporate liquidity requirements and priorities, and other factors. The share repurchase program does not have an expiration date, does not require the Company to repurchase any specific number of shares of its common stock, if any, and may be modified, suspended or terminated at any time without notice. During the period from September 15, 2026 through September 30, 2026, we repurchased an aggregate of 103,864 shares of our common stock under the share repurchase program at a total cost of $170,784. Such purchases were made in open-market transactions. No shares had been repurchased under the program prior to September 15, 2026.

Item 3. Default Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIRCHTECH CORP.

Dated: November 12, 2026	By:	/s/ Richard MacPherson
Richard MacPherson
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Michael Mioska
Michael Mioska
Chief Financial Officer
(Principal Financial Officer)

